Form 10-Q
period 1995-03-31
FIRST INDIANA CORP
filed 1995-05-09
CIK 789670

                   United States Securities and Exchange Commission
                               Washington, D.C.  20549
                                      Form 10-Q
             (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934
                    For the quarterly period ended March 31, 1995

                                          or

            (  )  Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934
                 For the Transition Period from ________ to ________
                            Commission File Number 0-14354

                                 FIRST INDIANA CORPORATION
                   (Exact name of registrant as specified in its charter)

                        Indiana                        35-1692825

           (State or other jurisdiction of    (I.R.S. Employer
           incorporation or organization)     Identification Number)



                  135 North Pennsylvania Street,           46204
                         Indianapolis, IN

             (Address of principal executive office)    (Zip Code)


                                    (317) 269-1200
                 (Registrant's telephone number, including area code)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes  (X)    No (  )

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


            Common Stock, par value $0.01 per       6,839,056 Shares
                          share
                          Class                  Outstanding at 4/30/95

                      FIRST INDIANA CORPORATION AND SUBSIDIARIES
                                      FORM 10-Q
                                        INDEX

                                                                     Page

        Part I    Financial Highlights                                 3


        Item 1.   Financial Statements:

                  Consolidated Balance Sheets as of March 31, 1995
                  and December 31, 1994                                4

                  Consolidated Statements of Earnings for the
                  Three Months Ended March 31, 1995 and 1994           5

                  Consolidated Statements of Shareholders' Equity
                  for the Three Months Ended March 31, 1995            6

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1995 and 1994           7

                  Notes to Consolidated Financial Statements           8

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       10

        Part II   Other Information                                   17

                  Signatures                                          18

FINANCIAL HIGHLIGHTS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
                                               For the Three Months Ended
                                                      March 31,
                                               1995                1994
Total Interest Income                     $    28,652         $    23,075
Total Interest Expense                         15,127              11,234
Net Earnings                                    4,300               2,005

Primary and Fully Diluted Earnings Per Share     0.59                0.27
Dividends Per Share                              0.14                0.13

Net Interest Margin                              3.99 %              3.87 %
Net Interest Spread                              3.52                3.50
Return on Average Equity                        14.31                7.00
Return on Average Assets                         1.22                0.61

Average Shares Outstanding                  7,063,654           7,178,564
Primary Shares Outstanding                  7,255,759           7,404,795
Fully Diluted Shares Outstanding            7,268,683           7,404,808


                                                      At March 31,
                                               1995                1994

Assets                                    $ 1,475,157         $ 1,288,438
Loans-Net                                   1,173,705             934,096
Deposits                                    1,038,597           1,008,763
Shareholders' Equity                          117,941             114,840
Shareholders' Equity/Assets                      8.00 %              8.91 %
Shareholders' Equity Per Share            $     17.27         $     15.96
Market Closing Price                            17.00               15.25
Price/Earnings Multiple                          7.20 x             14.12 x


                                                      At March 31, 1995
                                              Actual             Required
Capital Ratios

Tangible Capital/Total Assets                    7.89 %              1.50 %
Core (Tier One) Capital/Total Assets             7.89                3.00
Risk-Based Capital/Risk-Weighted Assets         10.41                8.00

CONSOLIDATED BALANCE SHEETS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
                                                            March 31,       December 31,
                                                               1995             1994
                                                           (Unaudited)
Assets
   Cash                                                  $      25,826    $      24,684
   Federal Funds Sold                                            6,800           15,000
                                                         -------------    -------------
     Total Cash and Cash Equivalents                            32,626           39,684
   Investments Held for Sale                                     5,789           11,925
   Investments (Market Value of $133,323 and $131,068)         137,059          137,604
   Mortgage-Backed Securities Held for Sale                      5,205            5,411
   Mortgage-Backed Securities-Net (Market Value of
    $59,800 and $61,828)                                        60,558           64,186
   Loans Held for Sale                                           4,366            8,868
   Loans Receivable                                          1,181,740        1,082,151
   Less Allowance for Loan Losses                               12,401           12,525
                                                         -------------    -------------
   Loans Receivable-Net                                      1,173,705        1,078,494
   Premises and Equipment                                       13,175           13,333
   Accrued Interest Receivable                                  10,285            9,812
   Real Estate Owned-Net                                         5,277            5,796
   Prepaid Expenses and Other Assets                            31,478           28,636
                                                         -------------    -------------
     Total Assets                                        $   1,475,157    $   1,394,881
                                                         =============    =============
Liabilities and Shareholders' Equity
Liabilities
   Non-Interest-Bearing Deposits                         $      47,044    $      38,250
   Interest-Bearing Deposits                                   991,553          979,913
                                                         -------------    -------------
     Total Deposits                                          1,038,597        1,018,163
   Federal Home Loan Bank Advances                             249,131          201,155
   Short-Term Borrowings                                        44,598           35,922
   Accrued Interest Payable                                      2,330            1,696
   Advances by Borrowers for Taxes and Insurance                 4,398            2,356
   Other Liabilities                                            10,818            7,296
                                                         -------------    -------------
     Total Liabilities                                       1,349,872        1,266,588
                                                         -------------    -------------
   Negative Goodwill                                             7,344            7,581
                                                         -------------    -------------

Shareholders' Equity
   Preferred Stock, $.01 Par Value: 2,000,000 Shares
      Authorized; None Issued                                       --               --
   Common Stock, $.01 Par Value: 16,000,000 Shares
       Authorized; 6,827,474 and 7,208,252 Shares Issued and
       Outstanding                                                  72               72
   Paid-In Capital in Excess of Par                             31,932           31,926
   Retained Earnings                                            92,335           88,981
   Net Unrealized Loss on Securities Available for Sale            (48)            (120)
   Treasury Stock - at Cost, 391,778 in 1995 and 10,000
       Shares in 1994                                           (6,350)            (147)
                                                         -------------    -------------
     Total Shareholders' Equity                                117,941          120,712
                                                         -------------    -------------
Total Liabilities and Shareholders' Equity               $   1,475,157    $   1,394,881
                                                         =============    =============
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EARNINGS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                                               Three Months Ended March 31,
                                                                1995                 1994
Interest Income
Loans                                                       $   24,950         $      19,014
Mortgage-Backed Securities                                       1,190                 1,662
Investments                                                      2,358                 2,117
Federal Funds Sold and Interest-Bearing Deposits                   154                   282
                                                             ---------          ------------
     Total Interest Income                                      28,652                23,075
                                                             ---------          ------------
Interest Expense
Deposits                                                        11,570                 9,255
Federal Home Loan Bank Advances                                  2,977                 1,379
Short-Term Borrowings                                              580                     2
Mortgage-Backed Bonds                                               --                   598
                                                             ---------          ------------
     Total Interest Expense                                     15,127                11,234
                                                             ---------          ------------
Net Interest Income                                             13,525                11,841
Provision for Loan Losses                                          900                   900
                                                             ---------          ------------
   for Loan Losses                                              12,625                10,941
                                                             ---------          ------------
Non-Interest Income
Trading Account Activity                                            --                  (335)
Sale of Investments Held For Sale                                  (51)                   --
Sale of Loans                                                      119                  (873)
Sale of Deposits                                                 1,497                    --
Dividends on Federal Home Loan Bank Stock                          210                   129
Loan Servicing Income                                              770                   624
Loan Fees                                                          487                   526
Insurance Commissions                                              205                   129
Accretion of Negative Goodwill                                     237                   237
Other                                                              911                   909
                                                             ---------          ------------
     Total Non-Interest Income                                   4,385                 1,346
                                                             ---------          ------------
Non-Interest Expense
Salaries and Benefits                                            5,575                 4,985
Net Occupancy                                                      765                   722
Deposit Insurance                                                  536                   586
Real Estate Owned Operations-Net                                  (624)                 (258)
Equipment                                                        1,154                 1,019
Office Supplies and Postage                                        468                   429
Other                                                            2,088                 1,636
                                                             ---------          ------------
     Total Non-Interest Expense                                  9,962                 9,119
                                                             ---------          ------------
Earnings Before Income Taxes                                     7,048                 3,168
Income Taxes                                                     2,748                 1,163
                                                             ---------          ------------
Net Earnings                                                $    4,300         $       2,005
                                                             =========          ============

Earnings Per Share                                          $     0.59         $        0.27
                                                             =========          ============
Dividends Per Common Share                                  $     0.14         $        0.13
                                                             =========          ============
See Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                                                                     Net
                                                                                 Unrealized
                                                            Paid-In                Loss on
                                                           Capital in            Securities                 Total
                                           Common Stock     Excess     Retained   Available  Treasury   Shareholders'
                                           Shares   Amount   of Par    Earnings   for Sale     Stock       Equity

Balance at December 31, 1994             7,208,252 $   72 $   31,926 $   88,981 $      (120)$     (147)$     120,712

Common Stock Issued Under Restricted
Stock Plans-Net of Amortization                 --     --         --         47          --         --            47

Exercise of Stock Options                    1,000     --          6         --          --         --             6

Unrealized Loss on Securities Available
   for Sale, Net of Income Taxes of ($33)       --     --         --         --          72         --            72

Net Earnings for the Three Months
Ended March 31, 1995                            --     --         --      4,300          --         --         4,300

Dividends on Common Stock                       --     --         --       (993)         --         --          (993)

Purchase of Treasury Stock                (381,778)    --         --         --          --     (6,203)       (6,203)
                                         -----------------------------------------------------------------------------
Balance at March 31, 1995                6,827,474 $   72 $   31,932 $   92,335 $       (48)$   (6,350)$     117,941
                                         =============================================================================
See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)
                                                                       Three Months Ended March 31,
                                                                     1995                        1994

Cash Flows from Operating Activities
   Net Earnings                                                $       4,300               $       2,005

Adjustments to Reconcile Net Earnings to:
   Net Cash Provided (Used) by Operating Activities
   (Gain) Loss on Sale of Loans, Mortgage-Backed Securities,
        Investments and Deposits                                      (1,567)                      1,208
    Amortization                                                         365                         302
    Amortization of Restricted Stock Plan                                 47                          47
    Depreciation                                                         465                         488
    Net (Accretion) Amortization of Loans and Mortgage-Backed
        Securities                                                       325                        (291)
    Provision for Loan Losses                                            900                         900
    Proceeds from Sales of Trading Securities                              -                     307,539
    Purchase of Trading Securities                                         -                    (307,874)
    Origination of Loans Held for Sale Net of Principal Collected     (8,178)                    (92,539)
    Proceeds from Sale of Loans Held for Sale                         12,799                     115,467
    Change In:
       Accrued Interest Receivable                                      (473)                       (774)
       Other Assets                                                   (2,719)                       (554)
       Accrued Interest Payable                                          634                        (988)
       Other Liabilities                                               3,522                         871
                                                                     --------                    --------
       Net Cash Provided by Operating Activities                      10,420                      25,807
                                                                     --------                    --------
Cash Flows from Investing Activities
    Proceeds from Maturities of Investment Securities                  5,022                         291
    Purchase of Investment Securities                                      -                     (56,381)
    Proceeds from Sale of Investments Held for Sale                    1,370                           -
    Principal Collected on Mortgage-Backed Securities                  3,834                      11,703
    Origination of Loans Net of Principal Collected                 (100,831)                     17,622
    Proceeds from Sale of Loans                                            -                       1,354
    Purchase of Premises and Equipment                                  (308)                       (705)
                                                                     --------                    --------
       Net Cash Used by Investing Activities                         (90,913)                    (26,116)
                                                                     --------                    --------
Cash Flows from Financing Activities
    Net Change in Deposits                                            47,393                      (6,545)
    Proceeds from Sale of Deposits                                   (25,462)                          -
    Repayment of Federal Home Loan Bank Advances                     (66,024)                    (15,022)
    Borrowings of Federal Home Loan Bank Advances                    114,000                           -
    Net Change in Short-Term Borrowings                                8,676                           -
    Net Change in Advances by Borrowers
       for Taxes and Insurance                                         2,042                       1,763
    Stock Option Proceeds                                                  6                          90
    Payment for Fractional Shares                                          -                          (6)
    Dividends Paid                                                      (993)                       (935)
    Purchase of Treasury Stock                                        (6,203)                          -
                                                                     --------                    --------
       Net Cash Provided (Used) by Financing Activities               73,435                     (20,655)
                                                                     --------                    --------
       Net Change in Cash and Cash Equivalents                        (7,058)                    (20,964)
    Cash and Cash Equivalents at Beginning of Period                  39,684                      50,438
                                                                     --------                    --------
    Cash and Cash Equivalents at End of Period                 $      32,626               $      29,474
                                                                     ========                    ========
    Supplemental Disclosures of Cash Flow Information
    Cash Paid During the Period For:
      Interest on Deposits, Advances, and
      Other Borrowed Money                                     $      14,493               $      12,222
    Income Taxes                                                         600                         344
    Transfer of Loans to Real Estate Owned                               107                         571
    Transfer of Investments to Held For Sale                               -                      20,450
    Transfer of Mortgage-Backed Securities
       to Held for Sale                                                    -                       5,298

See Notes to Consolidated Financial Statements


                        FIRST INDIANA CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            Three Months Ended March 31, 1995
                                     (Unaudited)

          Note 1  -  Basis of Presentation

               The   foregoing   consolidated   financial  statements   are
          unaudited. However, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The consolidated financial statements include the accounts of First Indiana Corporation and subsidiaries (the "Corporation"). The principal subsidiary of the Corporation is First Indiana Bank and its subsidiaries (the "Bank"). A summary of the Corporation's significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

          Note 2  -  Earnings per Share

               Earnings per share for 1995 and 1994 are computed by dividing net earnings by the primary and fully diluted shares of common stock and common stock equivalents outstanding during the period (7,255,759 and 7,268,683 for the three months ending March 31, 1995 and 7,404,795 and 7,404,808 for the three months ended March 31, 1994) after giving retroactive effect to a four-for-three stock split in March 1994.

          Note 3 -  Accounting by Creditors for Impairment of a Loan

               Allowances have been established for possible losses on loans and real estate owned ("REO"). The provisions for losses charged to operations are based on management's judgment of current circumstances and the credit risk of the loan portfolio and REO. Management believes that these allowances are adequate. While management uses available information to recognize losses on loans and REO, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examinations, periodically review these allowances and may require the Corporation to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

               As  of  January  1,  1995,  the  Bank  adopted  Statement of
          Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan." Under this standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, allocations are considered in relation to the overall adequacy of the allowance for loan losses and subsequent adjustments to the loss provision. Adopting this standard will have no material impact in 1995.

               The recorded investment in impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in recorded investment. Increases or decreases due to changes in estimates of future payments and due to the passage of time are considered in relation to the overall adequacy of the provision for the allowance for loan losses.

               At March 31, 1995, First Indiana identified an impaired loan totaling $3,359,511 to which a reserve of $167,976 was allocated.

          Note 4 -  Reclassifications

               Certain   amounts   in  the   1994   Consolidated  Financial
          Statements  have  been  reclassified   to  conform  to  the  1995
          presentation.

          Management's Discussion and Analysis of Results of Operations and Financial Condition

          Summary of Corporation's Results

               First Indiana Corporation and subsidiaries had net earnings of $4,300,000 for the first quarter of 1995, compared with net earnings of $2,005,000 in the first quarter of 1994. Earnings per share for the three months ended March 31, 1995 were $.59, compared with $.27 per share for the same period one year ago. Included in first quarter earnings is a non-recurring after-tax gain of $914,000, or $.13 per share, from the sale of the deposits of a banking center in Princeton, Indiana. Without this non-recurring item, First Indiana's core earnings for the quarter of $3,386,000, or $.46 per share, reflect a 70 percent increase over the first quarter of 1994. Cash dividends per share for the first three months of 1995 and 1994 were $.14 and $.13 per share, respectively.

          Net Interest Income

               Net interest income was $13,525,000 for the three months ended March 31, 1995, compared with $11,841,000 for the three months ended March 31, 1994. The increase in net interest income can be attributed to loan growth.

               Total loans outstanding grew 26 percent to $1,173,705,000 at March 31, 1995, compared with $934,096,000 one year earlier. Much of the Bank's growth stemmed from two areas targeted for aggressive expansion: home equity and residential construction loans. At March 31, 1995, home equity loans outstanding were $381,681,000, compared with $235,526,000 at March 31, 1994, a 62 percent increase. Residential construction loans stood at $135,847,000, compared with $114,422,000 at March 31, 1994, a 19 percent increase. The Bank is capitalizing on consumer demand for home equity loans and lines of credit by offering streamlined approval, no closing costs or annual fees, and no appraisal. These products help maintain the Bank's competitive edge and further enhance its reputation as an innovative real estate lender.

               Interest income for the first quarter of 1995 was $28,652,000, compared to $23,075,000 for the three months ended March 31, 1994. Interest expense for the first quarter of 1995 was $15,127,000, compared to $11,234,000 for the three months ended March 31, 1994.

               During the first quarter of 1995, the Corporation's cost of funds was 4.93 percent, compared with 4.05 percent one year ago. The yield on earning assets was 8.45 percent for the first quarter of 1995, compared to 7.55 percent one year ago. Interest rates have increased since late 1994, and the Corporation has benefited from being asset-sensitive because the yield on earning assets rose faster than the cost of the liabilities funding them.

               Annualized return on total average assets was 1.22 percent for the three months ended March 31, 1995, compared to .61 percent for the same period in 1994.

          Net Interest Margin

               Net interest margin  consists of  two components:  interest-
          rate  spread   and  the   contribution  of  interest-free   funds
          (primarily capital and other non-interest-bearing liabilities).

               The following analysis of net interest margin reflects the favorable impact of the Corporation's asset-sensitive position.


                                                                       Three Months Ended March 31,
                                                                   1995                               1994
(Dollars in Thousands)
Net Interest Income                                         $         13,525                   $         11,841
                                                            ================                   ================

Average Interest-Earning Assets                             $      1,356,243                   $      1,222,852
Average Interest-Bearing Liabilities                               1,227,493                          1,110,599
                                                            ----------------                   ----------------
Average Interest-Free Funds                                 $        128,750                   $        112,253
                                                            ================                   ================

Yield on Interest-Earning Assets                                        8.45 %                             7.55 %
Yield on Interest-Bearing Liabilities                                   4.93                               4.05
                                                            ----------------                   ----------------
Interest-Rate Spread                                                    3.52                               3.50
Impact of Interest-Free Funds                                           0.47                               0.37
                                                            ----------------                   ----------------
Net Interest Margin                                                     3.99 %                             3.87 %
                                                            ================                   ================
All non-accruing delinquent loans have been included in average interest-earning assets.

          Non-Performing Assets and Summary of Loan Loss Experience


               The following table analyzes the allowance for losses on loans and real estate owned ("REO") for the three months ended March 31, 1995 and 1994.

                                                                                          Loan and REO Loss
                                          Loan Loss Allowance     REO Loss Allowance          Allowance
                                            1995        1994        1995        1994        1995        1994
(Dollars in Thousands)
Balance of Loss Allowance at
Beginning of Year                        $ 12,525    $ 11,506    $  1,217    $  1,483    $ 13,742    $ 12,989


Provision for Losses                          900         900           -           -         900         900
Charge-Offs   -  Residential                  (34)        (34)        (50)        (11)        (84)        (45)
              -  Consumer                    (921)       (391)        (15)         (2)       (936)       (393)
              -  Construction                 (17)          -         (62)          -         (79)          -
              -  Business                       -         (91)          -           -           -         (91)
              -  Commercial Real Estate      (105)          -           -           -        (105)          -
Recoveries    -  Residential                    1           -          23           7          24           7
              -  Consumer                      42          35           -          11          42          46
              -  Construction                  10           -           4           -          14           -
                                         ---------------------------------------------------------------------
Balance at March 31, 1995                $ 12,401    $ 11,925    $  1,117    $  1,488    $ 13,518    $ 13,413
                                         =====================================================================
Ratio of Allowance for Loan Losses
   to Loans Receivable                       1.05 %      1.26 %
Ratio of REO Loss Allowance to
   Real Estate Owned                                                17.47 %     10.64 %
Ratio of Total Loan and REO Loss
   Allowance to Non-Performing Assets                                                       48.68 %     37.97 %

               Non-performing assets were $27,769,000, or 1.88 percent of assets, at March 31, 1995. This compares with $29,077,000, or
          2.08 percent of assets,  at December 31, 1994 and  $35,324,000 or
          2.74 percent of assets, at March 31, 1994. This category includes not only non-accrual loans and real estate owned, but also restructured loans on which the Bank continues to accrue interest. At March 31, 1995, $6,996,000 of non-performing assets were restructured loans.

               The Bank regularly reviews all non-performing assets to evaluate the adequacy of the allowances for losses on loans and REO. The allowance for loan losses is maintained through a provision for loan losses, which is charged to earnings. The provisions are determined in conjunction with management's review and evaluation of current economic conditions, changes in the character and size of the loan portfolio, estimated charge-offs, and other pertinent information derived from a quarterly review of the loan portfolio and REO properties.

               The provision for losses on loans and REO in the first quarter of 1995 was $900,000, the same as the first quarter of 1994. The amount of the provision in the first quarter of 1995 was the result of management's ongoing evaluation of the adequacy of its loan and real estate owned loss allowances and the changing composition of the Corporation's loan portfolio and REO. Management will continue to evaluate the adequacy of the provision and will adjust it if necessary to reflect changes in the amount or category of loans originated.

          Non-Interest Income

               Total non-interest income was $4,385,000 for the three months ended March 31, 1995, compared with $1,346,000 for the same period in 1994. Included in non-interest income is a $1,497,000 gain from the sale of the deposits of a banking center in Princeton, Indiana that did not fit strategically with the Bank's plans for growth.

               In addition, First Indiana realized higher gains on the sale of loans in the secondary market as the mortgage banking environment improved. The Bank incurred a $1,208,000 loss from mortgage banking and trading activity in the first quarter of 1994, but has taken steps to guard against a recurrence of these losses through closer monitoring of the mortgage banking pipeline and the closing of the Bank's trading desk.

               Loan servicing income for the three months ended March 31, 1995 increased $146,000 over 1994 principally because of fewer residential loan prepayments.

               Dividends on Federal Home Loan Bank stock increased $81,000 for the three months ended March 31, 1995 compared to 1994, due to an increase in the amount of stock held by First Indiana. Insurance commissions increased $76,000 for the three months ended March 31, 1995.

          Non-Interest Expense

               Total non-interest expense was $9,962,000 for the three months ended March 31, 1995, compared to $9,119,000 for the same period in 1994. Salaries and benefits increased $470,000 primarily due to an additional pension accrual made in the first quarter of 1995. Capitalized costs decreased $120,000 compared to a year ago due to lower residential mortgage loan volume reducing the amounts available for offsetting the Bank's loan officers' salaries and benefits. This led to lower expense credits for capitalized salaries and benefits, despite reductions in the number of loan officers. Marketing expense increased $360,000 over the same period in 1994 because of a renewed commitment to research, sales training, and advertising. Equipment expense increased $135,000 for the three months ended March 31, 1995. This increase is attributable to improved technology in the Bank's branches and proof department.

               Included in real estate owned operations--net are all of the operating revenues and expenses associated with the Corporation's real estate owned. Such net results decreased by $366,000 for the three months ended March 31, 1995 from one year ago. This improvement for the three months reflects a gain of $713,000 on a payoff of a commercial real estate REO property.

          Capital Resources and Liquidity

               The Corporation's financial strength continues to be reflected in its shareholders' equity-to-assets ratio. At March 31, 1995, shareholders' equity was $117,941,000, or 8.00 percent of total assets, compared to $120,712,000, or 8.65 percent at December 31, 1994 and $114,840,000 or 8.91 percent at March 31, 1994. The slight decrease in the equity-to-asset ratio results from two factors: increased loan growth and the Corporation's repurchase of its common stock under a previously announced stock repurchase program.

               The Bank continues to exceed all minimum capital requirements. At March 31, 1995, the Bank's tangible and core capital stood at $116,146,000, or 7.89 percent of assets, $94,054,000 in excess of the 1.50 percent minimum tangible capital and $71,962,000 in excess of the three percent minimum required core capital. Risk-based capital equaled $126,528,000, or 10.41 percent of risk-weighted assets, $29,333,000 more than the minimum eight percent risk-based level required.


                                                                    Regulatory Capital
                                                                      March 31, 1995
                                            GAAP     Tangible              Core              Risk-Based
(Dollars in Thousands)                     Capital    Capital     %       Capital     %       Capital      %
                                        ----------- ---------  -------  ---------  -------  ---------   ------
First Indiana Corporation Capital       $  117,941
                                        ===========
First Indiana Bank Capital              $  116,146 $  116,146          $  116,146          $  116,146
                                        ===========
Additional Capital Items:
    General Valuation Allowance                             -                   -              11,368
    Land Loans above 80% Loan-to-Value                      -                   -                (986)
                                                    ---------           ---------           ---------
Computed Regulatory Capital                           116,146   7.89 %    116,146   7.89 %    126,528   10.41 %
Minimum Capital Requirement                           (22,092)  1.50      (44,184)  3.00      (97,195)   8.00
                                                    ---------           ---------           ---------
Excess Regulatory Capital                          $   94,054          $   71,962          $   29,333
                                                    =========           =========           =========
Fully Phased-in Requirement                                     1.50 %              3.00 %               8.00 %

               The Corporation paid a quarterly dividend of $.14 per common share March 16, 1995 to shareholders of record as of March 2, 1995. This reflects an increase from $.13 per share in 1994. On March 17, 1994, the Corporation effected a four-for-three stock split. All per-share amounts have been adjusted to reflect the stock split.

               The Corporation conducts its business through its subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investment in the Bank.

               Regulations of the former Federal Home Loan Bank Board (the Bank Board ) required thrift institutions to maintain minimum levels of certain liquid investments, as defined in the regulations, of at least five percent of net withdrawable assets. The director of the OTS shall set minimum liquidity levels between four and 10 percent of assets. Pending the issuance of the new OTS regulations, First Indiana intends to maintain liquidity of a least five percent of net withdrawable assets under the former Bank Board regulations. The Corporation's liquidity ratio at March 31, 1995, was 5.60 percent.

          Interest-Rate Sensitivity

               The following schedule analyzes the difference in rate-sensitive assets and liabilities or "gap" at March 31, 1995 and December 31, 1994.


                                              Rate Sensitivity by Period of Maturity or Rate Change
                                                               March 31, 1995

                                                                                    Over 180      Over
                                                             % of        Within      Days to    1 Year to     Over
(Dollars in Thousands)             Rate         Balance      Total      180 Days     1 Year      5 Years     5 Years
Interest-Earning Assets
Investments Securities & Other      7.70 %  $     149,648    10.68 %  $    7,596  $      923  $   99,354  $   41,775
Loans Receivable (1)
    Mortgage-Backed Securities      7.41           65,763     4.69        31,244       9,753      18,843       5,923
    Residential Mortgage Loans      7.62          431,709    30.80       250,326      45,281      86,912      49,190
    Commercial Real Estate Loans    9.50           60,885     4.35        18,765      10,255      17,673      14,192
    Business Loans                 10.61           44,111     3.15        34,331       1,113       8,574          93
    Consumer Loans                  9.93          513,554    36.64       215,140      34,847     179,336      84,231
    Residential Construction Loans  9.69          135,847     9.69       122,258           -       6,387       7,202
                                            ------------------------------------------------------------------------
         Total                      8.84    $   1,401,517   100.00 %     679,660     102,172     417,079     202,606
                                            ========================  ----------------------------------------------
Interest-Bearing Liabilities
Deposits:
    Demand Deposits (2)             1.56    $     145,921    10.95 %           -           -           -     145,921
    Passbook Deposits (3)           2.99           75,968     5.70        37,385       1,376       9,689      27,518
    Money Market Savings            5.05          163,297    12.26       163,297           -           -           -
    Jumbo Certificates              6.15           86,112     6.46        80,314       4,440       1,358           -
    Fixed-Rate Certificates         5.46          567,299    42.58       188,083      84,292     294,924           -
                                            ------------------------------------------------------------------------
         Total                      4.72        1,038,597    77.95       469,079      90,108     305,971     173,439

Borrowings:
    FHLB Advances                   6.27          249,131    18.70       150,000           -      98,000       1,131
    Short-Term Borrowings           6.17           44,598     3.35        44,598           -           -           -
                                            ------------------------------------------------------------------------
         Total                      5.06        1,332,326   100.00 %     663,677      90,108     403,971     174,570
                                                           =========
Net-Other (4)                                      69,191                                                     69,191
                                            ---------------         ------------------------------------------------
         Total                              $   1,401,517                663,677      90,108     403,971     243,761
                                            ===============         ------------------------------------------------
Rate-Sensitivity Gap                                                  $   15,983  $   12,064  $   13,108  $  (41,155)
                                                                    ================================================

March 31, 1995
Cumulative Rate-Sensitivity Gap                                       $   15,983  $   28,047  $   41,155

Percent of Total Interest-Earning Assets                                    1.14 %      2.00 %      2.94 %


December 31, 1994 Gap
Cumulative Rate-Sensitivity Gap                                       $   (1,536) $   53,603  $   59,450

Percent of Total Interest-Earning Assets                                   (0.12)%      4.05 %      4.49 %


          (1) The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. For adjustable-rate loans, interest rates adjust at intervals of six months to five years. Included in Residential Mortgage Loans are $4,366,000 of Loans Held for Resale.
          (2) These deposits have been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive. This assumption is based upon historic trends of these deposits through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits. Included in this category are NOW, money market checking and non-interest bearing deposits. The rate represents a blended rate on all deposit types in the category.
          (3) A portion of these deposits has been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive. This assumption is based upon the historic minimal decay rates on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.
          (4) Net - Other is the excess of other non-interest -bearing liabilities and capital over other non-interest-bearing assets.

               First Indiana engages in rigorous, formal asset/liability management, the objectives of which are to manage interest-rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. At March 31, 1995, the Corporation's cumulative one-year interest-rate gap stood at a positive 2.00 percent. This means that 2.00 percent of First Indiana's assets will reprice within one year without a corresponding repricing of the liabilities they are funding. Rising interest rates will cause an increase in net interest income, while declining rates will have the opposite effect. The Corporation has placed itself in an asset-sensitive position in order to take advantage of rising interest rates.

          Financial Condition

               Total assets at March 31 1995, were $1,475,157,000, a slight increase from $1,394,881,000 at December 31, 1994.

               Loans and mortgage-backed securities-net at March 31, 1995, were $1,239,468,000, compared to $1,148,091,000 at December 31,
          1994. Consumer loans (consisting mainly of home equity loans), construction loans and adjustable-rate mortgage loans, which the Bank retains in its portfolio, accounted for most of the increase. Mortgage-backed securities decreased $3,834,000 due to prepayments.

               In the past three months, consumer loans grew $39,076,000. Expansion of consumer loans is one of the chief strategies for improving the Corporation's interest income. Residential construction loans grew a net $18,677,000 in the three months ended March 31, 1995. The Corporation's loan servicing portfolio amounted to $789,985,000 at March 31, 1995, compared to $851,091,000 at March 31, 1994.

               Total deposits were $1,038,597,000 at March 31, 1995, compared to $1,018,163,000 at December 31, 1994. Non-interest-bearing deposits consist of retail and commercial checking accounts. Commercial checking accounts are expected to become a more significant source of funds. Included in commercial checking accounts at March 31, 1995 and December 31, 1994 were approximately $9,745,000 and $5,837,000 of escrow balances maintained for loans serviced for others. Additional funds were obtained through Federal Home Loan Bank advances. Federal Home Loan Bank advances totaled $249,131,000 at March 31, 1995, compared to $204,155,000 at December 31, 1994.

               In addition to deposits and advances, the Corporation uses short-term repurchase agreements as sources of funds. Borrowings will continue to be used short-term to compensate for periodic or other reductions in deposits or inflows at less than projected levels, and long-term to support mortgage lending activities.

          Other Information

          Items 1, 2, 3 , and 5 are not applicable.

          Item 4.   Submission of matters to Vote of Security Holders.

                    An annual  meeting of  shareholders was held  April 19,
                    1995.   The  following directors  were elected  at this
                    meeting.

                                             Votes For          Votes Withheld

                    Robert H. McKinney       6,819,285           20,264
                    Owen B. Melton, Jr.      6,819,578           19,971
                    Michael L. Smith         6,819,753           19,796

                    The following directors' terms of office continued after the meeting.

                    Gerald L. Bepko
                    Douglas W. Huemme
                    John W. Wynne
                    H. J. Baker
                    Marni McKinney
                    Phyllis W. Minott


          Item 6.   Exhibits and reports on Form 8-K

                    (a)  Exhibits - None

                    (b)  Reports on Form 8-K  -   There were no reports  on
                         Form 8-K filed during the three months ended March 31, 1995.

          Signatures

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        First Indiana Corporation

          May  8, 1995                  Owen B. Melton, Jr.
                                        ---------------------------
                                        Owen B. Melton, Jr.
                                        President

          May  8, 1995                  David L. Gray
                                        ---------------------------
                                        David L. Gray
                                        Vice President and Treasurer