Form 10-Q
period 1995-06-30
FIRST INDIANA CORP
filed 1995-08-08
CIK 789670

          United States Securities and Exchange Commission
                       Washington, D.C.  20549
                              Form 10-Q
    (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934
            For the quarterly period ended June 30, 1995

                                 or

   (  )  Transition Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934
         For the Transition Period from ________ to ________
                   Commission File Number 0-14354

                      FIRST INDIANA CORPORATION
       (Exact name of registrant as specified in its charter)

                    Indiana                              35-1692825

   (State or other jurisdiction of           (I.R.S. Employer Identification
   incorporation or organization)            Number)



      135 North Pennsylvania Street, Indianapolis, IN        46204

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


     Common Stock, par value $0.01 per share          6,839,056 Shares
                      Class                        Outstanding at 6/30/95

             FIRST INDIANA CORPORATION AND SUBSIDIARIES
                              FORM 10-Q
                                INDEX


                                                                         Page

   Part I   Financial Highlights                                           3


   Item 1.  Financial Statements:

            Consolidated Balance Sheets as of June 30, 1995 and            4
            December 31, 1994
            Consolidated Statements of Earnings for the Three and Six
            Months Ended June 30, 1995 and 1994                            5

            Consolidated Statements of Shareholders' Equity for the
            Six Months Ended June 30, 1995                                 6

            Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 1995 and 1994                                   7

            Notes to Consolidated Financial Statements                     8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10

   Part II  Other Information                                              17

            Signatures                                                     18

FINANCIAL HIGHLIGHTS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data
                                              For the Three Months Ended
                                                       June 30,
                                               1995                1994
                                          -----------         -----------
Total Interest Income                     $    31,178         $    23,323
Total Interest Expense                         16,910              11,460
Net Earnings                                    4,771               2,669

Primary Earnings Per Share                       0.68                0.36
Fully Diluted Earnings Per Share                 0.67                0.36
Dividends Per Share                              0.14                0.13

Net Interest Margin                              4.02 %              3.90 %
Net Interest Spread                              3.53                3.52
Return on Average Equity                        15.89                9.21
Return on Average Assets                         1.30                0.82

Average Shares Outstanding                  6,838,547           7,196,682
Primary Shares Outstanding                  7,058,178           7,400,532
Fully Diluted Shares Outstanding            7,076,680           7,400,991

                                              For the Six Months Ended
                                                      June 30,
                                               1995                1994
                                          -----------         -----------
Total Interest Income                     $    59,830         $    46,398
Total Interest Expense                         32,037              22,694
Net Earnings                                    9,071               4,674

Primary Earnings Per Share                       1.27                0.63
Fully Diluted Earnings Per Share                 1.26                0.63
Dividends Per Share                              0.28                0.26

Net Interest Margin                              4.00 %              3.88 %
Net Interest Spread                              3.53                3.51
Return on Average Equity                        15.10                8.11
Return on Average Assets                         1.26                0.72

Average Shares Outstanding                  6,951,100           7,187,623
Primary Shares Outstanding                  7,156,969           7,402,664
Fully Diluted Shares Outstanding            7,191,300           7,402,881

                                                     At June 30,
                                               1995                1994
                                          -----------         -----------
Assets                                    $ 1,446,885         $ 1,309,190
Loans-Net                                   1,151,883             946,808
Deposits                                    1,068,865           1,006,313
Shareholders' Equity                          121,976             116,630
Shareholders' Equity/Assets                      8.43 %              8.91 %
Shareholders' Equity Per Share            $     17.84         $     16.19
Market Closing Price                            19.75               16.25
Price/Earnings Multiple                          7.37 x             11.28 x


                                                     At June 30, 1995
                                                Actual             Required
Capital Ratios                                -----------         -----------

Tangible Capital/Total Assets                    8.10 %              1.50 %
Core (Tier One) Capital/Total Assets             8.10                3.00
Risk-Based Capital/Risk-Weighted Assets         10.79                8.00

CONSOLIDATED BALANCE SHEETS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
                                                             June 30,       December 31,
                                                               1995             1994
                                                           ----------       ------------
                                                           (Unaudited)
Assets
   Cash                                                  $      12,948    $      24,684
   Federal Funds Sold                                           15,000           15,000
                                                               --------         --------
     Total Cash and Cash Equivalents                            27,948           39,684
   Investments Held for Sale                                     5,721           11,925
   Investments (Market Value of $136,277 and $131,068)         136,497          137,604
   Mortgage-Backed Securities Held for Sale                      5,188            5,411
   Mortgage-Backed Securities-Net (Market Value of
    $58,156 and $61,828)                                        57,645           64,186
   Loans Held for Sale                                          27,903            8,868
   Loans Receivable                                          1,137,212        1,082,151
   Less Allowance for Loan Losses                               13,232           12,525
                                                             ---------        ---------
   Loans Receivable-Net                                      1,151,883        1,078,494
   Premises and Equipment                                       13,100           13,333
   Accrued Interest Receivable                                  10,055            9,812
   Real Estate Owned-Net                                         3,990            5,796
   Prepaid Expenses and Other Assets                            34,858           28,636
                                                             ---------        ---------
     Total Assets                                        $   1,446,885    $   1,394,881
                                                             =========        =========
Liabilities and Shareholders' Equity
Liabilities
   Non-Interest-Bearing Deposits                         $      50,223    $      38,250
   Interest-Bearing Deposits                                 1,018,642          979,913
                                                             ---------        ---------
     Total Deposits                                          1,068,865        1,018,163
   Federal Home Loan Bank Advances                             189,131          201,155
   Short-Term Borrowings                                        46,868           35,922
   Accrued Interest Payable                                      1,815            1,696
   Advances by Borrowers for Taxes and Insurance                 3,193            2,356
   Other Liabilities                                             7,930            7,296
                                                             ---------        ---------
     Total Liabilities                                       1,317,802        1,266,588
                                                             ---------        ---------
   Negative Goodwill                                             7,107            7,581
                                                             ---------        ---------
Shareholders' Equity
   Preferred Stock, $.01 Par Value: 2,000,000 Shares
      Authorized; None Issued                                       --               --
   Common Stock, $.01 Par Value: 16,000,000 Shares
       Authorized; 6,839,056 and 7,208,252 Shares Issued and
       Outstanding                                                  72               72
   Paid-In Capital in Excess of Par                             32,034           31,926
   Retained Earnings                                            96,234           88,981
   Net Unrealized Loss on Securities Available for Sale            (14)            (120)
   Treasury Stock - at Cost, 391,778 in 1995 and 10,000 Sha     (6,350)            (147)
                                                               --------         --------
     Total Shareholders' Equity                                121,976          120,712
                                                               --------         --------

Total Liabilities and Shareholders' Equity               $   1,446,885    $   1,394,881
                                                             =========        ===========
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EARNINGS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                               Three Months Ended June 30,    Six Months Ended June 30,
                                               ---------------------------    ------------------------
                                                    1995          1994             1995        1994
                                                ----------     ----------      ----------  ----------
Interest Income
Loans                                           $   27,569  $      19,245      $   52,519  $   38,259
Mortgage-Backed Securities                           1,121          1,329           2,311       2,991
Investments                                          2,353          2,589           4,711       4,706
Federal Funds Sold and Interest-Bearing Deposits       135            160             289         442
                                                ----------     ----------      ----------  ----------
     Total Interest Income                          31,178         23,323          59,830      46,398
                                                ----------     ----------      ----------  ----------
Interest Expense
Deposits                                            12,527          9,346          24,097      18,601
Federal Home Loan Bank Advances                      3,625          1,409           6,602       2,788
Short-Term Borrowings                                  758              2           1,338           4
Mortgage-Backed Bonds                                   --            703              --       1,301
                                                ----------     ----------      ----------  ----------
     Total Interest Expense                         16,910         11,460          32,037      22,694
                                                ----------     ----------      ----------  ----------
Net Interest Income                                 14,268         11,863          27,793      23,704
Provision for Loan Losses                            1,350            900           2,250       1,800
                                                ----------     ----------      ----------  ----------
Net Interest Income After Provision
   for Loan Losses                                  12,918         10,963          25,543      21,904
                                                ----------     ----------      ----------  ----------
Non-Interest Income
Trading Account Activity                                --             --              --        (335)
Sale of Investments Held For Sale                       --             --             (51)         --
Sale of Loans                                        1,710           (179)          1,829      (1,052)
Sale of Deposits                                        --             --           1,497          --
Dividends on Federal Home Loan Bank Stock              253            136             463         265
Loan Servicing Income                                  685            617           1,455       1,241
Loan Fees                                              646            762           1,133       1,288
Insurance Commissions                                  360            177             565         307
Accretion of Negative Goodwill                         237            237             474         474
Other                                                1,027          1,042           1,938       1,950
                                                ----------     ----------      ----------  ----------
     Total Non-Interest Income                       4,918          2,792           9,303       4,138
                                                ----------     ----------      ----------  ----------
Non-Interest Expense
Salaries and Benefits                                5,179          5,008          10,754       9,993
Net Occupancy                                          747            748           1,512       1,470
Deposit Insurance                                      554            577           1,090       1,163
Real Estate Owned Operations-Net                      (199)          (138)           (823)       (396)
Equipment                                            1,164          1,095           2,318       2,114
Office Supplies and Postage                            517            449             985         877
Other                                                2,041          1,744           4,129       3,381
                                                ----------     ----------      ----------  ----------
     Total Non-Interest Expense                     10,003          9,483          19,965      18,602
                                                ----------     ----------      ----------  ----------
Earnings Before Income Taxes                         7,833          4,272          14,881       7,440
Income Taxes                                         3,062          1,603           5,810       2,766
                                                ----------     ----------      ----------  ----------

Net Earnings                                    $    4,771  $       2,669      $    9,071  $    4,674
                                                ==========     ==========      ==========  ==========

Primary Earnings Per Share                      $     0.68  $        0.36      $     1.27  $     0.63
                                                ==========     ==========      ==========  ==========
Fully Diluted Earnings Per Share                $     0.67  $        0.36      $     1.26  $     0.63
                                                ==========     ==========      ==========  ==========
Dividends Per Common Share                      $     0.14  $        0.13      $     0.28  $     0.26
                                                ==========     ==========      ==========  ==========
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                                                                         Net
                                                                                      Unrealized
                                                               Paid-In                 Loss on
                                                              Capital in              Securities                  Total
                                                 Common Stock  Excess     Retained    Available    Treasury    Shareholders'
                                         Shares     Amount     of Par     Earnings     for Sale      Stock        Equity
                                       -------------------------------------------------------------------------------------
Balance at December 31, 1994           7,208,252  $     72  $   31,926  $   88,981  $      (120) $     (147) $     120,712

Common Stock Issued Under Restricted
   Stock Plans, Net of Amortization           --        --          --         132           --          --            132

Exercise of Stock Options                 12,582        --         108          --           --          --            108

Unrealized Gain on Securities Available
   for Sale, Net of Income Taxes of $42       --        --          --          --          106          --            106

Net Earnings for the Six Months
   Ended June 30, 1995                        --        --          --       9,071           --          --          9,071

Dividends on Common Stock                     --        --          --      (1,950)          --          --         (1,950)

Purchase of Treasury Stock              (381,778)       --          --          --           --      (6,203)        (6,203)
                                       -------------------------------------------------------------------------------------

Balance at June 30, 1995               6,839,056  $     72  $   32,034  $   96,234  $       (14) $   (6,350) $     121,976
                                       =====================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)
                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                    1995                    1994
                                                             --------------           -------------
Cash Flows from Operating Activities
   Net Earnings                                               $       9,071           $       4,674

Adjustments to Reconcile Net Earnings to:
   Net Cash Provided (Used) by Operating Activities
   (Gain) Loss on Sale of Loans, Mortgage-Backed Securities,
        Investments and Deposits                                     (3,277)                  1,387
    Amortization                                                        731                     730
    Amortization of Restricted Stock Plan                               132                      94
    Depreciation                                                        935                     944
    Net (Accretion) Amortization of Loans and Mortgage-Backed Se       (136)                   (224)
    Provision for Loan Losses                                         2,250                   1,800
    Proceeds from Sales of Trading Securities                            --                 307,539
    Purchase of Trading Securities                                       --                (307,874)
    Origination of Loans Held for Sale Net of Principal Collecte    (33,638)               (143,692)
    Proceeds from Sale of Loans Held for Sale                        16,432                 190,170
    Change In:
       Accrued Interest Receivable                                     (243)                   (800)
       Other Assets                                                  (5,163)                  5,725
       Accrued Interest Payable                                         119                    (324)
       Other Liabilities                                                634                  (1,705)
                                                                    --------                 --------
       Net Cash Provided (Used) by Operating Activities             (12,153)                 58,444
                                                                    --------                 --------
Cash Flows from Investing Activities
    Proceeds from Maturities of Investment Securities                 5,410                   2,394
    Purchase of Investment Securities                                    --                 (66,381)
    Proceeds from Sale of Investments Held for Sale                   1,370                      --
    Principal Collected on Mortgage-Backed Securities                 6,764                  21,881
    Origination of Loans Net of Principal Collected                (174,213)                (20,746)
    Proceeds from Sale of Loans                                     117,876                   1,819
    Purchase of Premises and Equipment                                 (703)                 (1,283)
                                                                   --------                --------
       Net Cash Used by Investing Activities                        (43,496)                (62,316)
                                                                   --------                --------
Cash Flows from Financing Activities
    Net Change in Deposits                                           77,661                  (8,995)
    Proceeds from Sale of Deposits                                  (25,462)                     --
    Repayment of Federal Home Loan Bank Advances                   (206,024)                (30,022)
    Borrowings of Federal Home Loan Bank Advances                   194,000                  30,000
    Net Change in Short-Term Borrowings                              10,946                   9,950
    Net Change in Advances by Borrowers
       for Taxes and Insurance                                          837                     374
    Stock Option Proceeds                                               108                     206
    Payment for Fractional Shares                                        --                      (6)
    Dividends Paid                                                   (1,950)                 (1,870)
    Purchase of Treasury Stock                                       (6,203)                     --
                                                                    --------                --------
       Net Cash Provided (Used) by Financing Activities              43,913                    (363)
                                                                    --------                --------
       Net Change in Cash and Cash Equivalents                      (11,736)                 (4,235)
    Cash and Cash Equivalents at Beginning of Period                 39,684                  50,438
                                                                   --------                 --------
    Cash and Cash Equivalents at End of Period                $      27,948           $      46,203
                                                                   ========                 ========
    Supplemental Disclosures of Cash Flow Information
    Cash Paid During the Period For:
      Interest on Deposits, Advances, and
      Other Borrowed Money                                    $      31,918           $      23,018
    Income Taxes                                                      5,750                   4,144
    Transfer of Loans to Real Estate Owned                              131                   1,066
    Transfer of Investments to Held For Sale                              -                  20,450
    Transfer of Mortgage-Backed Securities
       to Held for Sale                                                   -                   5,298

See Notes to Consolidated Financial Statements

             FIRST INDIANA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Six Months Ended June 30, 1995
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

        Earnings per share for 1995 and 1994 are computed by dividing net earnings by the primary and fully diluted shares of common stock and common stock equivalents outstanding during the period (7,058,178 and 7,076,680 for the three months ended June 30, 1995; 7,400,532 and 7,400,991 for the three months
  ended June  30,  1994;   7,156,969  and  7,191,300 for  the  six
  months ended June 30, 1995; and 7,402,664 and 7,402,881 for the six months ended June 30, 1994) after giving retroactive effect to a four-for-three stock split in March 1994.

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

        At June 30, 1995, First Indiana identified an impaired loan totaling $3,347,637 which had an allocated reserve of $167,382.

  Note 4 -  Reclassifications

        Certain  amounts  in  the   1994  Consolidated   Financial
  Statements  have  been  reclassified  to  conform  to  the  1995 presentation.

  Management's Discussion and Analysis of Results of Operations and Financial Condition

  Summary of Corporation's Results

        First Indiana Corporation and subsidiaries had net earnings of $4,771,000 for the second quarter of 1995, compared with net earnings of $2,669,000 in the second quarter of 1994. Earnings per share for the three months ended June 30, 1995 were $.67, compared with $.36 per share for the same period one year ago.

        For the first six months of 1995, net earnings were $9,071,000, compared with $4,674,000 one year ago. For the six months ended June 30, 1995, net earnings per share were $1.26, compared with $.63 for the same period one year ago. Included in net earnings is a first quarter non-recurring after-tax gain of $914,000, or $.13 per share, from the sale of the deposits of a banking center in Princeton, Indiana. Second quarter earnings were enhanced by a non-recurring after-tax gain on the sale of home equity loans totalling $829,000, or $.12 per share. The Bank will continue to explore opportunities to sell future home equity loans as a source of servicing fee income. Cash dividends per share for the first six months of 1995 and 1994 were $.28 and $.26 per share, respectively.

  Net Interest Income

        Net interest income was $14,268,000 for the three months ended June 30, 1995, compared with $11,863,000 for the three months ended June 30, 1994. For the six months ended June 30, 1995, net interest income was $27,793,000, compared with $23,704,000, for the six months ended June 30, 1994. The increase in net interest income can be attributed to loan growth.

        Total loans outstanding grew 22 percent to $1,151,883,000 at June 30, 1995, compared with $946,808,000 one year earlier. Much of the Bank's growth stemmed from two areas targeted for aggressive expansion: home equity and residential construction loans. At June 30, 1995, home equity loans outstanding were $385,378,000, compared with $256,114,000 at June 30, 1994, a 50 percent increase. Residential construction loans stood at $151,659,000, compared with $114,495,000 at June 30, 1994, a 32 percent increase. The Bank is capitalizing on consumer demand for home equity loans and lines of credit by offering streamlined approval, no closing costs or annual fees. These products help maintain the Bank's competitive edge and further enhance its reputation as an innovative real estate lender.

        Interest  income  for  the  second  quarter  of  1995  was
  $31,178,000, compared with $23,323,000 for the three months ended June 30, 1994. Interest income for the six months ended June 30, 1995 was $59,830,000, compared with $46,398,000, for the same period in 1994. Interest expense for the second quarter of 1995 was $16,910,000, compared with $11,460,000 for the three months ended June 30, 1994. Interest expense for the six months ended June 30, 1995 and 1994 was $32,037,000 and $22,694,000.

        During the second quarter of 1995, the Corporation's cost of funds was 5.25 percent, compared with 4.14 percent one year ago. For the six months ended June 30, 1995, the cost of funds was 5.09 percent, compared with 4.09 percent one year ago. The yield on earning assets was 8.78 percent for the second quarter of 1995, compared with 7.66 percent one year ago. For the six months ended June 30, 1995, the yield on earning assets was
  8.62 percent, compared with 7.60 percent for the same period in 1994. Interest rates have increased since late 1994, and the Corporation has benefited from being asset-sensitive because the yield on earning assets rose faster than the cost of the liabilities funding them.

        Annualized return on total average assets was 1.30 percent for the three months ended June 30, 1995, compared with .82 percent for the same period in 1994. For the six months ended June 30, 1995, the Corporation's annualized return on total average assets was 1.26 percent, compared with .72 percent for the same period in 1994.

  Net Interest Margin

        Net interest margin consists of two  components: interest-
  rate  spread  and   the  contribution  of   interest-free  funds
  (primarily capital and other non-interest-bearing liabilities).

        The  following  analysis of  net interest  margin reflects
  the  favorable  impact  of  the   Corporation's  asset-sensitive
  position.

                                                      Three Months Ended June 30,
                                                        1995                1994
                                                  -------------       -------------
(Dollars in Thousands)
Net Interest Income                               $      14,268       $      11,863
                                                  =============       =============

Average Interest-Earning Assets                   $   1,421,164       $   1,217,981
Average Interest-Bearing Liabilities                  1,288,119           1,107,958
                                                  -------------       -------------
Average Interest-Free Funds                       $     133,045       $     110,023
                                                  =============       =============

Yield on Interest-Earning Assets                           8.78 %              7.66 %
Yield on Interest-Bearing Liabilities                      5.25                4.14
                                                  -------------       -------------
Interest-Rate Spread                                       3.53                3.52
Impact of Interest-Free Funds                              0.49                0.38
                                                  -------------       -------------
Net Interest Margin                                        4.02 %              3.90 %
                                                  =============       =============
All non-accruing delinquent loans have been included in average interest-earning assets

                                                        Six Months Ended June 30,
                                                       1995              1994
                                                  -------------       -------------
(Dollars in Thousands)
Net Interest Income                               $      27,793       $      23,704
                                                  =============       =============
Average Interest-Earning Assets                   $   1,388,567       $   1,220,415
Average Interest-Bearing Liabilities                  1,257,804           1,109,279
                                                  -------------       -------------
Average Interest-Free Funds                       $     130,763       $     111,136
                                                  =============       =============

Yield on Interest-Earning Assets                           8.62 %              7.60 %
Yield on Interest-Bearing Liabilities                      5.09                4.09
                                                  -------------       -------------
Interest-Rate Spread                                       3.53                3.51
Impact of Interest-Free Funds                              0.47                0.37
                                                  -------------       -------------

Net Interest Margin                                        4.00 %              3.88 %
                                                  =============       =============

All non-accruing delinquent loans have been included in average interest-earning assets

  Non-Performing Assets and Summary of Loan Loss Experience

        The following table analyzes the allowance for losses on loans and real estate owned ("REO") for the six months ended June 30, 1995 and 1994.

                                                                                        Loan and REO Loss
                                    Loan Loss Allowance       REO Loss Allowance            Allowance
                                  ----------------------      -------------------       -----------------
                                     1995        1994          1995        1994          1995        1994
(Dollars in Thousands)            --------    --------      --------    --------      --------    --------
Balance of Loss Allowance at
Beginning of Year                 $ 12,525    $ 11,506      $  1,217    $  1,483      $ 13,742    $ 12,989

Provision for Losses                 2,250       1,800             -           -         2,250       1,800
Charge-Offs   -  Residential           (34)        (54)         (107)        (41)         (141)        (95)
              -  Consumer           (1,457)       (720)          (69)        (43)       (1,526)       (763)
              -  Construction          (18)       (167)          (67)       (195)          (85)       (362)
              -  Business              (46)       (186)            -           -           (46)       (186)
              -  Commercial Real Est  (105)          -             -           -          (105)          -
Recoveries    -  Residential             3           3           153          62           156          65
              -  Consumer               90          80            19           -           109          80
              -  Construction           10           -             4           -            14           -
              -  Commercial Real Est    14           -             -           -            14           -
                                  --------    --------      --------    --------      --------    --------
Balance at June 30,               $ 13,232    $ 12,262      $  1,150    $  1,266      $ 14,382    $ 13,528
                                  ========    ========      ========    ========      ========    ========
Ratio of Allowance for Loan Losses
   to Loans Receivable                1.14 %      1.28 %
Ratio of REO Loss Allowance to
   Real Estate Owned                                           22.37 %     15.52 %
Ratio of Total Loan and REO Loss
   Allowance to Non-Performing Assets                                                    53.95 %     49.92 %


        Non-performing assets were $26,660,000, or 1.84 percent of assets, at June 30, 1995. This compares with $29,077,000, or 2.08 percent of assets, at December 31, 1994 and $27,099,000, or 2.07 percent of assets, at June 30, 1994. This category includes not only non-accrual loans and real estate owned, but also restructured loans on which the Bank continues to accrue interest. At June 30, 1995, $6,979,000 of non-performing assets were restructured loans.

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

        The provision for losses on loans and REO in the second quarter of 1995 was $1,350,000, compared with $900,000, in the second quarter of 1994. For the six months ended June 30, 1995, the total provision for loan losses was $2,250,000, compared with $1,800,000 for the same period in 1994. The amount of the provision in 1995 was the result of management's ongoing evaluation of the adequacy of its loan and real estate owned loss allowances and the changing composition of the Corporation's loan portfolio and REO. Management will continue to evaluate the adequacy of the provision and will adjust it if necessary to reflect changes in the amount or category of loans originated.

  Non-Interest Income

        Total non-interest income was $4,918,000 for the three months ended June 30, 1995, compared with $2,792,000 for the same period in 1994. For the six months ended June 30, 1995 and 1994, total non-interest income was $9,303,000 and $4,138,000. Included in non-interest income in 1995 is a pre-tax $1,497,000 gain from the sale of the deposits of a banking center in Princeton, Indiana that did not fit strategically with the Bank's plans for growth. Additionally, the Bank sold $44,769,000 in fixed-rate home equity loans during the second quarter at a pre-tax gain of $1,359,000.

        Loan servicing income for the three and six months ended June 30, 1995 increased from comparable amounts in 1994 principally because of lower residential loan prepayments. The Bank purchased $310 million in residential mortgage loan servicing rights in the second quarter of 1995.

        Dividends on Federal Home Loan Bank stock increased $117,000 and $198,000 for the three and six months ended June 30, 1995 compared with 1994, due to an increase in the amount of stock held by First Indiana. Insurance commissions increased $183,000 and $258,000 for the three and six months ended June 30, 1995.

  Non-Interest Expense

        Total non-interest expense was $10,003,000 for the three months ended June 30, 1995 compared with $9,483,000 for the same period in 1994. Non-interest expense for the six months ended June 30, 1995 and 1994 was $19,965,000 and $18,602,000.
  Salaries and benefits increased $767,000 and $1,236,000 during the three and six months ended June 30, 1995 because of an additional pension accrual in the first quarter of 1995, higher loan commissions, and increased staffing. Capitalized costs increased $596,000 for the three months ended June 30, 1995 compared with a year ago due to increased consumer loan volume. Marketing expense increased $508,000 for the six months ended June 30, 1995 over last year because of a renewed commitment to research, sales training, and advertising. Equipment expense increased $69,000 and $204,000 for the three and six months ended June 30, 1995. This increase is attributable to improved technology in the Bank's branches and proof department.

        Included in real estate owned operations-net are all of the operating revenues and expenses associated with the Corporation s real estate owned. Such net results improved by $61,000 and $427,000 for the three and six months ended June 30, 1995 from one year ago. This improvement reflects a first quarter gain of $713,000 on a payoff of a commercial real estate REO property.

  Capital Resources and Liquidity

        At June 30, 1995, shareholders equity was $121,976,000, or 8.43 percent of total assets, compared with $120,712,000, or
  8.65 percent,  at December  31, 1994  and $116,630,000,  or 8.91 percent, at June 30, 1994. The slight decrease in the equity-to-asset ratio results from two factors: increased loan growth and the Corporation's repurchase of its common stock under a previously announced stock repurchase program.

        The Bank continues to exceed all minimum capital requirements. At June 30, 1995, the Bank s tangible and core capital stood at $118,826,000, or 8.10 percent of assets, $96,814,000 in excess of the 1.50 percent minimum tangible capital and $74,801,000 in excess of the three percent minimum
  required   core    capital.       Risk-based   capital   equaled
  $129,556,000, or 10.79 percent of risk-weighted assets, $33,480,000 more than the minimum eight percent risk-based level required.

                                                     Regulatory Capital
                                                        June 30, 1995
                                  -------------------------------------------------------------------
                                     GAAP     Tangible              Core              Risk-Based
(Dollars in Thousands)              Capital    Capital     %       Capital     %       Capital      %
                                  -------------------------------------------------------------------
First Indiana Corporation Capital $  121,976
                                  ==========
First Indiana Bank Capital        $  119,246 $  119,246          $  119,246          $  119,246
                                  ==========
Additional Capital Items:
    Non-Qualifying Servicing                      (420)               (420)               (420)
    General Valuation Allowance                      -                   -              12,198
    Land Loans above 80% Loan-to-Value               -                   -              (1,468)
                                             ----------          ----------          ----------
Computed Regulatory Capital                    118,826   8.10 %    118,826   8.10 %    129,556   10.79%
Minimum Capital Requirement                    (22,012)  1.50      (44,025)  3.00      (96,076)   8.00
                                             ----------          ----------          ----------
Excess Regulatory Capital                   $   96,814          $   74,801          $   33,480
                                             ==========          ==========          ==========
Fully Phased-in Requirement                              1.50 %              3.00 %               8.00%


        The Corporation paid a quarterly dividend of $.14 per common share June 15, 1995 to shareholders of record as of June 1, 1995. This reflects an increase from $.13 per share in 1994. On March 17, 1994, the Corporation effected a four-for-three stock split. All per-share amounts have been adjusted to reflect the stock split.

        The Corporation conducts its business through its subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investment in the Bank.

        Regulations of the former Federal Home Loan Bank Board (the Bank Board ) required thrift institutions to maintain minimum levels of certain liquid investments, as defined in the regulations, of at least five percent of net withdrawable assets. The director of the OTS shall set minimum liquidity levels between four and 10 percent of assets. Current regulations require a minimum liquidity level of five percent. The Corporation s liquidity ratio at June 30, 1995, was 5.90 percent.

  Interest-Rate Sensitivity

        The following schedule analyzes the difference in rate-sensitive assets and liabilities or "gap" at June 30, 1995 and December 31, 1994.

                                                       Rate Sensitivity by Period of Maturity or Rate Change
                                                                   June 30, 1995

                                                                               Over 180      Over
                                                        % of        Within      Days to    1 Year to     Over
(Dollars in Thousands)            Rate       Balance    Total      180 Days     1 Year      5 Years     5 Years
                                 ------------------------------------------------------------------------------
Interest-Earning Assets
Investments Securities & Other     7.59% $   157,218    11.35 %  $   15,879  $   15,880  $   95,558  $   29,901
Loans Receivable (1)
    Mortgage-Backed Securities     7.65       62,833     4.54        17,621      19,002      17,264       8,946
    Residential Mortgage Loans     7.63      393,252    28.39       185,370      69,917     112,132      25,833
    Commercial Real Estate Loans  10.30       59,480     4.29        19,506      10,017      16,866      13,091
    Business Loans                10.28       50,248     3.63        38,572       1,557      10,119           -
    Consumer Loans                10.35      510,476    36.85       270,097      20,457     114,790     105,132
    Residential Construction Loans 9.41      151,659    10.95       135,803           -      15,123         733
                                        -----------------------------------------------------------------------
         Total                     9.03  $ 1,385,166   100.00 %     682,848     136,830     381,852     183,636
                                        =======================  ----------------------------------------------
Interest-Bearing Liabilities
Deposits:
    Demand Deposits (2)           1.54    $  152,967    11.72 %           -           -           -     152,967
    Passbook Deposits (3)         2.99        65,842     5.05        27,259       1,376       9,689      27,518
    Money Market Savings          5.28       183,883    14.09       183,883           -           -           -
    Jumbo Certificates            6.08       102,069     7.82        71,021       5,333      25,715           -
    Fixed-Rate Certificates       5.59       564,104    43.23       173,206     115,944     272,403       2,551
                                 ------------------------------------------------------------------------------
         Total                    4.84     1,068,865    81.91       455,369     122,653     307,807     183,036

Borrowings:
    FHLB Advances                 6.13       189,131    14.50        90,000      20,000      78,000       1,131
    Short-Term Borrowings         6.09        46,868     3.59        46,868           -           -           -
                                 ------------------------------------------------------------------------------
         Total                    5.07     1,304,864   100.00 %     592,237     142,653     385,807     184,167
                                                      =========
Net-Other (4)                                 80,302                                                     80,302
                                          ----------                -------------------------------------------
         Total                            $1,385,166                592,237     142,653     385,807     264,469
                                                                    -------------------------------------------
Rate-Sensitivity Gap                                             $   90,611  $   (5,823) $   (3,955) $  (80,833)
                                                                    ============================================

June 30, 1995
Cumulative Rate-Sensitivity Gap                                  $   90,611  $   84,788  $   80,833
                                                                    ===============================

Percent of Total Interest-Earning Assets                               6.54 %      6.12 %      5.84 %


December 31, 1994 Gap
Cumulative Rate-Sensitivity Gap                                  $   (1,536) $   53,603  $   59,450
                                                                    ===============================
Percent of Total Interest-Earning Assets                              (0.12)%      4.05 %      4.49 %


  (1) The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. For adjustable-rate loans, interest rates adjust at intervals of six months to five years. Included in Residential Mortgage Loans are $27,903,000 of Loans Held for Resale.
  (2) These deposits have been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive. This assumption is based upon historic trends of these deposits through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits. Included in this category are NOW, money market checking and non-interest bearing deposits. The rate represents a blended rate on all deposit types in the category.
  (3) A portion of these deposits has been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive. This assumption is based upon the historic minimal decay rates on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.
  (4) Net - Other is the excess of other non-interest-bearing liabilities and capital over other non-interest-bearing assets.

        First Indiana engages in rigorous, formal asset/liability management, the objectives of which are to manage interest-rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. At June 30, 1995, the Corporation s cumulative one-year interest-rate gap stood at 6.12 percent. This means that 6.12 percent of First Indiana s assets will reprice within one year without a corresponding repricing of the liabilities they are funding. Rising interest rates will cause an increase in net interest income, while declining rates will have the opposite effect. The Corporation has placed itself in an asset-sensitive position, to take advantage of rising interest rates.

  Financial Condition

        Total assets at June 30 1995, were $1,446,885,000, a slight increase from $1,394,881,000 at December 31, 1994.

        Loans and mortgage-backed securities-net at June 30, 1995, were $1,214,716,000, compared with $1,148,091,000 at
  December 31, 1994. Consumer loans (consisting mainly of home equity loans), construction loans and adjustable-rate mortgage loans, which the Bank retains in its portfolio, accounted for most of the increase. Mortgage-backed securities decreased $6,764,000 due to prepayments.

        In the second quarter of 1995, the Bank sold $72,855,000 of adjustable-rate residential mortgage loans at a gain of $28,000.

        In the past six months, consumer loans grew $36,010,000. Expansion of consumer loans is one of the chief strategies for improving the Corporation s interest income. Residential construction loans grew a net $34,489,000 in the six months ended June 30, 1995. The Corporation s loan servicing portfolio amounted to $1,136,234,000 at June 30, 1995, compared with $862,870,000 at June 30, 1994.

        Total deposits were $1,068,865,000 at June 30, 1995, compared with $1,018,163,000 at December 31, 1994. Non-interest-bearing deposits consist of retail and commercial checking accounts. Commercial checking accounts are expected to become a more significant source of funds. Included in commercial checking accounts at June 30, 1995 and December 31, 1994 were approximately $10,017,000 and $5,837,000 of escrow balances maintained for loans serviced for others. Additional funds were obtained through Federal Home Loan Bank advances. Federal Home Loan Bank advances totaled $189,131,000 at June 30, 1995, compared with $201,155,000 at December 31, 1994.

        In addition to deposits and advances, the Corporation uses short-term repurchase agreements as sources of funds.
  Borrowings will continue to be used in the short run to compensate for periodic or other reductions in deposits or inflows at less than projected levels, and long-term to support mortgage lending activities.

  Other Information

  Items 1, 2, 3 , 4 and 5 are not applicable.

  Item 6.     Exhibits and reports on Form 8-K

              (a)   Exhibits - None

              (b)   Reports on Form 8-K   -  There were no reports
                    on Form 8-K filed during the six  months ended
                    June 30, 1995.

  Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      First Indiana Corporation

  August 7, 1995                      Owen B. Melton, Jr.
                                      -------------------
                                      Owen B. Melton, Jr.
                                      President

  August 7, 1995                      David L. Gray
                                      -------------------
                                      David L. Gray
                                      Vice President and
                                      Treasurer