Form 10-Q
period 1995-09-30
FIRST INDIANA CORP
filed 1995-11-03
CIK 789670

  United States Securities and Exchange Commission
               Washington, D.C.  20549
                      Form 10-Q
(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934
  For the quarterly period ended September 30, 1995

                         or

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


Common Stock, par value $0.01 per share                 6,878,370 Shares

              Class                                Outstanding at 10/31/95

     FIRST INDIANA CORPORATION AND SUBSIDIARIES
                      FORM 10-Q
                        INDEX




                                                           Page


Part I  Financial Highlights                                 3

Item 1. Financial Statements:

        Consolidated Balance Sheets as of September 30,      4
        1995 and December 31, 1994

        Consolidated Statements of Earnings for the Three
        and Nine Months Ended September 30, 1995 and 1994    5

        Consolidated Statements of Shareholders' Equity
        for the Nine Months Ended September 30, 1995         6

        Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 1995 and 1994        7

        Notes to Consolidated Financial Statements           8


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                 10

Part II Other Information                                   17

        Signatures                                          18

FINANCIAL HIGHLIGHTS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                           For the Three Months Ended
                                                   September 30,

                                            1995           1994
                                      -------------    -----------

Total Interest Income                 $      31,510  $      24,637
Total Interest Expense                       16,749         12,204
Net Earnings                                  4,174          3,002

Primary Earnings Per Share                     0.59           0.40
Fully Diluted Earnings Per Share               0.59           0.40
Dividends Per Share                            0.14           0.13

Net Interest Margin                            4.17 %         4.01 %
Net Interest Spread                            3.64           3.62
Return on Average Equity                      13.43          10.18
Return on Average Assets                       1.13           0.91
Average Shares Outstanding                6,861,544      7,211,611
Primary Shares Outstanding                7,117,287      7,420,148
Fully Diluted Shares Outstanding          7,133,757      7,437,155

                                            For the Nine Months Ended
                                                  September 30,

                                            1995           1994
                                        -----------    ------------

Total Interest Income                 $      91,340  $      71,035
Total Interest Expense                       48,786         34,898
Net Earnings                                 13,245          7,676

Primary Earnings Per Share                     1.85           1.04
Fully Diluted Earnings Per Share               1.84           1.03
Dividends Per Share                            0.42           0.39

Net Interest Margin                            4.06 %         3.93 %
Net Interest Spread                            3.57           3.55
Return on Average Equity                      14.53           8.81
Return on Average Assets                       1.22           0.78
Average Shares Outstanding                6,921,248      7,195,636
Primary Shares Outstanding                7,143,741      7,408,482
Fully Diluted Shares Outstanding          7,204,385      7,426,825

                                              At September 30,
                                            1995           1994
                                         ----------    -----------

Assets                                $   1,517,920  $   1,349,251
Loans-Net                                 1,235,765      1,014,503
Deposits                                  1,112,049      1,012,238
Shareholders' Equity                        125,540        118,844
Shareholders' Equity/Assets                    8.27 %         8.81 %
Shareholders' Equity Per Share        $       18.27  $       16.46
Market Closing Price                          25.00          18.25
Price/Earnings Multiple                       10.59 x        11.41 x

                                           At September 30, 1995
                                           Actual        Required
                                          ------------   ------------
Capital Ratios
Tangible Capital/Total Assets                  7.98 %         1.50 %
Core (Tier One) Capital/Total Assets           7.98 %         3.00 %
Risk-Based Capital/Risk-Weighted Assets       10.68 %         8.00 %


CONSOLIDATED BALANCE SHEETS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
                                                      September 30,    December 31,
                                                          1995             1994
                                                      -------------    -------------
                                                       (Unaudited)
Assets
  Cash                                             $         15,344 $         24,684
  Federal Funds Sold                                          9,500           15,000
                                                      -------------    -------------
    Total Cash and Cash Equivalents                          24,844           39,684
  Investments Held for Sale                                   5,708           11,925
  Investments (Market Value of $132,976 and $131,068)       132,905          137,604
  Mortgage-Backed Securities Held For Sale                       95            5,411
  Mortgage-Backed Securities - Net(Market Value of
    $53,977 and $61,828)                                     53,393           64,186
  Loans Held for Sale                                        58,810            8,868
  Loans Receivable                                        1,191,037        1,082,151
  Less Allowance for Loan Losses                             14,082           12,525
                                                      -------------    -------------
  Loans Receivable - Net                                  1,235,765        1,078,494
  Premises and Equipment                                     13,056           13,333
  Accrued Interest Receivable                                11,535            9,812
  Real Estate Owned - Net                                     5,188            5,796
  Prepaid Expenses and Other Assets                          35,431           28,636
                                                      -------------    -------------
    Total Assets                                   $      1,517,920 $      1,394,881
                                                      =============    =============

Liabilities and Shareholders' Equity
Liabilities
  Non-Interest-Bearing Deposits                    $         60,144 $         38,250
  Interest-Bearing Deposits                               1,051,905          979,913
                                                      -------------    -------------
    Total Deposits                                        1,112,049        1,018,163
  Federal Home Loan Bank Advances                           214,131          201,155
  Short-Term Borrowings                                      43,564           35,922
  Accrued Interest Payable                                    3,738            1,696
  Advances by Borrowers for Taxes and Insurance               4,373            2,356
  Other Liabilities                                           7,655            7,296
                                                      -------------    -------------
    Total Liabilities                                     1,385,510        1,266,588
                                                      -------------    -------------
  Negative Goodwill                                           6,870            7,581
                                                      -------------    -------------

Shareholders' Equity
  Preferred Stock, $.01 Par Value:  2,000,000 Shares
    Authorized; None Issued                                      --               --
  Common Stock, $.01 Par Value:  16,000,000 Shares
    Authorized; 6,870,055 and 7,208,252 Shares Issued and
    Outstanding                                                  73               72
  Paid-In Capital in Excess of Par                           32,471           31,926
  Retained Earnings                                          99,357           88,981
  Net Unrealized Loss on Securities Available For Sale          (11)            (120)
  Treasury Stock-at Cost, 391,778 Shares in 1995 and 10,000
    Shares in 1994                                           (6,350)            (147)
                                                      -------------    -------------
      Total Shareholders' Equity                            125,540          120,712
                                                      -------------    -------------

Total Liabilities and Shareholders' Equity         $      1,517,920 $      1,394,881
                                                      =============    =============

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF EARNINGS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                             Three Months Ended           Nine Months Ended
                                                September 30,               September 30,
                                            ------------------------------------------------
                                             1995          1994          1995          1994
                                            --------     --------      --------     --------

Interest Income
 Loans                                 $      27,826 $      20,611 $      80,345 $      58,870
 Mortgage-Backed Securities                    1,155         1,280         3,466         4,271
 Investments                                   2,374         2,601         7,085         7,307
 Federal Funds Sold and Interest-
 Bearing Deposits                                155           145           444           587
                                            --------      --------      --------      --------
  Total Interest Income                       31,510        24,637        91,340        71,035
                                            --------      --------      --------      --------

Interest Expense
 Deposits                                     12,991         9,985        37,088        28,586
 Federal Home Loan Bank Advances               3,061         1,686         9,663         4,474
 Short-Term Borrowings                           697           115         2,035           119
 Mortgage-Backed Bonds                        -                418        -              1,719
                                            --------      --------      --------      --------
  Total Interest Expense                      16,749        12,204        48,786        34,898
                                            --------      --------      --------      --------

Net Interest Income                           14,761        12,433        42,554        36,137
Provision for Loan Losses                      1,600           900         3,850         2,700
                                            --------      --------      --------      --------
Net Interest Income After Provision
 For Loan Losses                              13,161        11,533        38,704        33,437
                                            --------      --------      --------      --------

Non-Interest Income
Sale of Investments                               (7)       -                 (7)       -
Trading Account Activity                      -             -             -               (335)
Sale of Investments Held For Sale             -             -                (51)       -
Sale of Loans                                    370           183         2,199          (869)
Sale of Deposits                              -             -              1,497        -
Dividends on Federal Home Loan Bank Stock        267           152           730           417
Loan Servicing Income                            725           806         2,180         2,047
Loan Fees                                        537           563         1,670         1,851
Insurance Commissions                            367           238           932           544
Accretion of Negative Goodwill                   237           237           711           711
Other                                          1,005           958         2,943         2,909
                                            --------      --------      --------      --------
  Total Non-Interest Income                    3,501         3,137        12,804         7,275
                                            --------      --------      --------      --------

Non-Interest Expense
Salaries and Benefits                          5,173         4,895        15,927        14,888
Net Occupancy                                    774           789         2,286         2,259
Deposit Insurance                                591           578         1,681         1,741
Real Estate Owned Operations - Net              (109)          116          (932)         (280)
Equipment                                      1,135         1,061         3,453         3,175
Office Supplies and Postage                      487           418         1,472         1,296
Other                                          2,105         1,992         6,234         5,372
                                            --------      --------      --------      --------
  Total Non-Interest Expense                  10,156         9,849        30,121        28,451
                                            --------      --------      --------      --------

Earnings Before Income Taxes                   6,506         4,821        21,387        12,261
Income Taxes                                   2,332         1,819         8,142         4,585
                                            --------      --------      --------      --------

Net Earnings                           $       4,174 $       3,002 $      13,245 $       7,676
                                            ========      ========      ========      ========

Primary Earnings Per Share             $        0.59 $        0.40 $        1.85 $        1.04
                                            ========      ========      ========      ========
Fully Diluted Earnings Per Share       $        0.59 $        0.40 $        1.84 $        1.03
                                            ========      ========      ========      ========
Dividends Per Common Share             $        0.14 $        0.13 $        0.42 $        0.39
                                            ========      ========      ========      ========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)                                                                                   Net
                                                                                            Unrealized
                                                                     Paid-In                  Loss On
                                                                     Capital                Securities                Total
                                                      Common Stock  in Excess    Retained   Available   Treasury  Shareholders'
                                              Shares      Amount      of Par     Earnings    For Sale     Stock       Equity
                                            -----------------------------------------------------------------------------------
Balance at December 31, 1994                 7,208,252         $72     $31,926     $88,981     ($120)     ($147)   $120,712
   Common Stock Issued Under Restricted
     Stock Plans-Net of Amortization            -           -              236          43       -           -          279
   Exercise of Stock Options                    43,581           1         309      -            -           -          310
   Unrealized Gain on Securities Available
     for Sale, Net of Income Taxes of $50       -           -           -           -            109         -          109
   Net Earnings For The Nine Months
     Ended September 30, 1995                   -           -           -           13,245        -          -       13,245
   Dividends on Common Stock                    -           -           -           (2,912)       -           -      (2,912)
   Purchase of Treasury Stock                 (381,778)     -           -           -             -      (6,203)     (6,203)
                                            -----------------------------------------------------------------------------------

Balance at September 30, 1995                6,870,055         $73     $32,471     $99,357      ($11)   ($6,350)   $125,540
                                            ===================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                  1995            1994
                                                              ----------       --------
Cash Flows from Operating Activities
  Net Earnings                                              $      13,245 $       7,676
Adjustments to Reconcile Net Earnings to:
    Net Cash Provided (Used) by Operating Activities
     (Gain) Loss on Sale of Loans, Mortgage-Backed Securities,
       Investments and Deposits                                    (3,643)        1,204
     Amortization                                                   1,317         1,220
     Amortization of Restricted Stock Plan                            279           141
     Depreciation                                                   1,408         1,419
     Net (Accretion) Amortization of Loans and
       Mortgage-Backed Securities                                    (310)         (223)
     Provision for Loan Losses                                      3,850         2,700
     Proceeds From Sales of Trading Securities                         --       307,539
     Purchase of Trading Securities                                    --      (307,874)
     Origination of Loans Held For Sale Net of
       Principal Collected                                       (114,002)     (163,490)
     Proceeds from Sale of Loans Held for Sale                     66,259       220,835
     Change In:
       Accrued Interest Receivable                                 (1,723)           56
       Other Assets                                                (7,518)        7,193
       Accrued Interest Payable                                     2,042        (1,378)
       Other Liabilities                                              359          (540)
                                                              ------------     ---------
       Net Cash Provided (Used) by Operating Activities           (38,437)       76,478
                                                              ------------     ---------

Cash Flows from Investing Activities
  Proceeds from Maturities of Investment Securities                 5,730        17,913
  Proceeds from Sale of Investment Securities                       2,993            --
  Purchase of Investment Securities                                    --       (66,381)
  Proceeds from Sale of Investments Held for Sale                   1,369            --
  Principal Collected on Mortgage-Backed Securities                16,109        27,632
  Originations of Loans Net of Principal Collected               (235,781)     (100,935)
  Proceeds from Sale of Loans                                     125,100         1,819
  Purchase of Premises and Equipment                               (1,136)       (1,449)
                                                              ------------     ---------
    Net Cash Used by Investing Activities                         (85,616)     (121,401)
                                                              ------------     ---------

Cash Flows from Financing Activities
  Net Change in Deposits                                          120,845        (3,070)
  Proceeds from Sale of Deposits                                  (25,462)           --
  Maturity of Mortgage-Backed Bond                                     --       (50,000)
  Repayment of Federal Home Loan Bank Advances                   (321,024)     (136,722)
  Borrowings of Federal Home Loan Bank Advances                   334,000       207,100
  Net Change in Short-Term Borrowings                               7,642        20,313
  Net Change in Advances by Borrowers
    for Taxes and Insurance                                         2,017         1,659
  Stock Option Proceeds                                               310           326
  Payment for Fractional Shares                                        --            (6)
  Dividends Paid                                                   (2,912)       (2,809)
  Purchase of Treasury Stock                                       (6,203)           --
                                                              ------------     ---------
    Net Cash Provided by Financing Activities                     109,213        36,791
                                                              ------------     ---------

Net Change in Cash and Cash Equivalents                           (14,840)       (8,132)
Cash and Cash Equivalents at Beginning of Period                   39,684        50,438
                                                              ------------     ---------

Cash and Cash Equivalents at End of Period                  $      24,844 $      42,306
                                                              ============     =========

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
  Interest on Deposits, Advances, and
  Other Borrowed Money                                      $      46,744 $      36,276
Income Taxes                                                        9,625         5,544
Transfer of Loans to Real Estate Owned                                188         1,975
Transfer of Investments to Held For Sale                               --        20,450
Transfer of Mortgage-Backed Securities
  to Held for Sale                                                     --         5,048

See Notes to Consolidated Financial Statements

       FIRST INDIANA CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Nine Months Ended September 30, 1995
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

     Earnings per share for 1995 and 1994 are computed by dividing net earnings by the primary and fully diluted shares of common stock and common stock equivalents outstanding during the period (7,117,287 and 7,133,757 for the three months ended September 30, 1995; 7,420,148 and 7,437,155 for the three months ended September 30, 1994; 7,143,741 and 7,204,385 for the nine months ended September 30, 1995; and 7,408,482 and 7,426,825 for the nine months ended September 30, 1994) after giving retroactive effect to a four-for-three stock split in March 1994.

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

     As of January 1, 1995, the Bank adopted Statement of
Financial Accounting Standard No. 114, "Accounting by
Creditors for Impairment of a Loan." Under this standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, allocations are considered in relation to the overall adequacy of the allowance for loan losses and subsequent adjustments to the loss provision. Adopting this standard is not expected to have a material impact on earnings in 1995.

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

     At September 30, 1995, First Indiana identified an impaired loan totaling $3,339,575 which had an allocated reserve of $166,979.

Note 4 - Current Regulatory Issues

     Bills pending in Congress propose a one-time assessment on all SAIF-insured deposits in the range of 85 cents to 90 cents per $100 of domestic deposits. This one-time assessment is intended to recapitalize the Savings Association Insurance Fund to the required level of 1.25% of insured deposits, and could be payable in the fourth quarter of 1995 or early 1996.

     If the assessment is made, the effect on First Indiana would be a pre-tax charge of approximately $9,300,000, or $5,200,000 after tax.

Note 5 -  Reclassifications

     Certain amounts in the 1994 Consolidated Financial
Statements have been reclassified to conform to the 1995 presentation.

Management's Discussion and Analysis of Results of
Operations and Financial Condition

Summary of Corporation's Results

     First Indiana Corporation and subsidiaries had net earnings of $4,174,000 for the third quarter of 1995, compared with net earnings of $3,002,000 in the third quarter of 1994. Earnings per share for the three months ended September 30, 1995 were $.59, compared with $.40 per share for the same period one year ago.

     For the first nine months of 1995, net earnings were $13,245,000, compared with $7,676,000 one year ago. For the nine months ended September 30, 1995, net earnings per share were $1.84, compared with $1.03 for the same period one year ago. Included in net earnings is a first quarter non-recurring after-tax gain of $914,000, or $.13 per share, from the sale of the
deposits of a banking center in Princeton, Indiana.   Second
quarter earnings were enhanced by an after-tax gain on the sale of home equity loans totalling $890,000, or $.13 per share. The Bank will continue to explore opportunities to sell future home equity loans as a means of generating servicing fee income. Cash dividends per share for the first nine months of 1995 and 1994 were $.42 and $.39 per share, respectively.

Net Interest Income

     Net interest income was $14,761,000 for the three months ended September 30, 1995, compared with $12,433,000 for the three months ended September 30, 1994. For the nine months ended September 30, 1995, net interest income was $42,554,000, compared with $36,137,000 for the nine months ended
September 30, 1994. The increase in net interest income can be attributed to loan growth.

     Total loans outstanding grew 22 percent to $1,235,765,000 at September 30, 1995, compared with
$1,014,503,000 one year earlier. Much of the Bank's growth stemmed from two areas targeted for aggressive expansion: home equity and residential construction loans. At September 30, 1995, home equity loans outstanding were $440,974,000, compared with $289,819,000 at September 30, 1994, a 52 percent increase. Residential construction loans stood at $148,757,000, compared with $115,299,000 at September 30,
1994, a 29 percent increase. The Bank is capitalizing on consumer demand for home equity loans and lines of credit by offering streamlined approval and no closing costs or annual fees. These products help maintain the Bank's competitive edge and further enhance its reputation as an innovative real estate lender.

     Interest income for the third quarter of 1995 was $31,510,000, compared with $24,637,000 for the three months ended September 30, 1994. Interest income for the nine months ended September 30, 1995 was $91,340,000, compared with $71,035,000 for the same period in 1994. Interest expense for the third quarter of 1995 was $16,749,000, compared with $12,204,000 for the three months ended September 30, 1994. Interest expense for the nine months ended September 30, 1995 and 1994 was $48,786,000 and $34,898,000.

     During the third quarter of 1995, the Corporation's cost of funds was 5.27 percent, compared with 4.32 percent one year ago. For the nine months ended September 30, 1995, the cost of funds was 5.15 percent, compared with 4.17 percent one year ago. The yield on earning assets was 8.91 percent for the third quarter of 1995, compared with 7.94 percent one year ago. For the nine months ended September 30, 1995, the yield on earning assets was 8.72 percent, compared with 7.72 percent for the same period in 1994. Growth in higher-yielding loans and lower cost checking deposits contributed to the stronger margin.

     Annualized return on total average assets was 1.13 percent for the three months ended September 30, 1995, compared with .91 percent for the same period in 1994. For the nine months ended September 30, 1995, the Corporation's annualized return on total average assets was 1.22 percent, compared with .78 percent for the same period in 1994.

Net Interest Margin

     Net interest margin consists of two components: interest-rate spread and the contribution of interest-free funds (primarily capital and other non-interest-bearing liabilities).

     The following analysis of net interest margin reflects the favorable impact of the Corporation's asset-sensitive position.

                                     Three Months Ended September 30,

(Dollars in Thousands)                   1995          1994
                                     -----------    ----------

Net Interest Income                $      14,761 $      12,433
                                     ===========    ==========


Average Interest-Earning Assets    $   1,414,241 $   1,240,460
Average Interest-Bearing Liabilities   1,271,385     1,129,076
                                     -----------    ----------
Average Interest-Free Funds        $     142,856 $     111,384
                                     ===========    ==========


Yield on Interest-Earning Assets            8.91%         7.94%
Yield on Interest-Bearing Liabilities       5.27%         4.32%
                                     -----------    ----------
Interest-Rate Spread                        3.64%         3.62%
Impact of Interest-Free Funds               0.53%         0.39%
                                     -----------    ----------
Net Interest Margin                         4.17%         4.01%
                                     ===========    ==========

All non-accruing delinquent loans have been included in average interest-earning assets.

                             Nine Months Ended September 30,

(Dollars in Thousands)                   1995          1994
                                     -----------    ----------

Net Interest Income                $      42,554 $      36,137
                                     ===========    ==========

Average Interest-Earning Assets    $   1,397,125 $   1,227,097
Average Interest-Bearing Liabilities   1,262,333     1,115,879
                                     -----------    ----------

Average Interest-Free Funds        $     134,792 $     111,218
                                     ===========    ==========


Yield on Interest-Earning Assets            8.72%         7.72%
Yield on Interest-Bearing Liabilities       5.15%         4.17%
                                     -----------    ----------
Interest-Rate Spread                        3.57%         3.55%
Impact of Interest-Free Funds               0.49%         0.38%
                                     -----------    ----------
Net Interest Margin                         4.06%         3.93%
                                     ===========    ==========

All non-accruing delinquent loans have been included in average interest-earning assets.

Non-Performing Assets and Summary of Loan Loss
Experience

     The following table analyzes the allowance for losses on loans and real estate owned ("REO") for the nine months ended
September 30, 1995 and 1994.

                                           Loan            REO Loss         Loan & REO
                                        Loss Allowance     Allowance        Loss Allowance
                                        --------------    -------------    ----------------
                                        1995     1994     1995     1994     1995     1994
(Dollars in Thousands)               -------  -------  -------   ------  -------  --------

Balance of Loss Allowance at
Beginning of Year                    $12,525  $11,506   $1,217   $1,483  $13,742  $12,989
Provision for Losses                   3,850    2,700       --       --    3,850    2,700
Charge-Offs -- Residential               (33)     (65)    (130)     (56)    (163)    (121)
            -- Consumer               (2,217)  (1,144)     (87)     (71)  (2,304)  (1,215)
            -- Construction              (33)    (194)     (69)    (172)    (102)    (366)
            -- Business                  (55)    (387)      --       --      (55)    (387)
            -- Commercial Real Estate   (105)      --       --       --     (105)       0
Recoveries  -- Residential                 3        3      153       72      156       75
            -- Consumer                  123      125       39       --      162      125
            -- Construction               10       --        5        4       15        4
            -- Commercial Real Estate     14       --       --       --       14        0
                                     -------  -------  -------   ------  -------  --------
Balance at September 30,             $14,082  $12,544   $1,128   $1,260  $15,210  $13,804
                                     =======  =======  =======   ======  =======  ========

Ratio of Allowance for Loan Losses
  to Loans Receivable                   1.13%    1.22%

Ratio of REO Loss Allowance to Real Estate Owned         17.86%   17.86%

Ratio of Total Loan and REO Loss Allowance to
  Non-Performing Assets                                                    54.78%   45.78%

     Non-performing assets were $27,765,000, or 1.83 percent of assets, at September 30, 1995. This compares with $29,077,000, or 2.08 percent of assets, at December 31, 1994 and $30,153,000, or 2.23 percent of assets, at September 30, 1994. This category includes not only non-accrual loans and real estate owned, but also restructured loans on which the Bank continues to accrue interest. At September 30, 1995, $6,963,000 of non-performing assets were restructured loans.

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

     The provision for losses on loans and REO in the third quarter of 1995 was $1,600,000, compared with $900,000 in the third quarter of 1994. For the nine months ended September 30, 1995, the total provision for loan losses was $3,850,000, compared with $2,700,000 for the same period in 1994. The
Bank raised the provision because of overall loan growth, especially in consumer loans. The amount of the provision in 1995 was the result of management's ongoing evaluation of the adequacy of its loan and real estate owned loss allowances and the changing composition of the Corporation's loan portfolio and REO. Management will continue to evaluate the adequacy of the provision and will adjust it if necessary to reflect changes in the amount or category of loans originated.

Non-Interest Income

     Total non-interest income was $3,501,000 for the three months ended September 30, 1995, compared with $3,137,000 for the same period in 1994. For the nine months ended
September 30, 1995 and 1994, total non-interest income was $12,804,000 and $7,275,000. Included in non-interest income in 1995 is an after-tax $914,000 gain from the sale of the deposits of a banking center in Princeton, Indiana that did not fit strategically with the Bank's plans for growth. Additionally, the Bank sold $44,977,000 in fixed-rate home equity loans during the second quarter at an after-tax gain of $890,000.

     Loan servicing income for the nine months ended
September 30, 1995 increased from the comparable period in 1994 principally due to the purchase of additional mortgage loan servicing rights. The Bank purchased $310 million in residential mortgage loan servicing rights in the second quarter of 1995.

     Dividends on Federal Home Loan Bank stock increased
$115,000 and $313,000 for the three and nine months ended
September 30, 1995 compared with the same periods in 1994, due to an increase in dividend yield and the amount of stock held by First Indiana. Insurance commissions increased $129,000 and $388,000 for the three and nine months ended September 30, 1995.

Non-Interest Expense

     Total non-interest expense was $10,156,000 for the three months ended September 30, 1995, compared with $9,849,000 for the same period in 1994. Non-interest expense for the nine months ended September 30, 1995 and 1994 was $30,121,000 and $28,451,000. Salaries and benefits increased $963,000 and $2,200,000 during the three and nine months ended September
30, 1995 because of higher loan commissions associated with the increased growth in loan production. Capitalized costs increased $685,000 and $1,161,000 for the three and nine months ended September 30, 1995 compared with a year ago due to increased consumer loan volume. Marketing expense increased $506,000 for the nine months ended September 30, 1995 over last year because of a renewed commitment to research, sales training, and advertising. Equipment expense increased $74,000 and $278,000 for the three and nine months ended September 30, 1995. This increase is attributable to improved technology in the Bank's branches and proof department.

     Included in real estate owned operations-net are all of the operating revenues and expenses associated with the Corporation's real estate owned. Such net results improved by $225,000 and $652,000 for the three and nine months ended
September 30, 1995 from one year ago. This improvement reflects a first quarter gain of $713,000 on a payoff of a commercial real estate REO property.

Capital Resources and Liquidity

     At September 30, 1995, shareholders' equity was $125,540,000, or 8.27 percent of total assets, compared with $120,712,000, or 8.65 percent, at December 31, 1994 and
$118,844,000, or 8.81 percent, at September 30, 1994.  The
slight decrease in the equity-to-asset ratio results from two factors: increased loan growth and the Corporation's repurchase of its common stock.

     The Bank continues to exceed all minimum capital requirements. At September 30, 1995, the Bank's tangible and core capital stood at $122,768,000, or 7.98 percent of assets, $99,700,000 in excess of the 1.50 percent minimum tangible capital and $76,631,000 in excess of the three percent minimum required core capital. Risk-based capital equaled $134,724,000, or 10.68 percent of risk-weighted assets, $33,826,000 more than the minimum eight percent risk-based level required.

                                                              Regulatory Capital
                                                              September 30, 1995
                                   ------------------------------------------------------------
                                     GAAP   Tangible            Core            Risk-Based
(Dollars in Thousands)              Capital  Capital     %     Capital     %     Capital     %
                                   ------------------------------------------------------------

First Indiana Corporation Capital  $125,540

First Indiana Bank Capital         $123,442 $123,442          $123,442          $123,442

Additional Capital Items:

    Non-Qualifying Servicing                    (674)             (674)             (674)
    General Valuation Allowance                    -                 -            13,047
    Land Loans above 80% Loan-to-Value             -                 -            (1,091)
                                            --------          --------          ---------
Computed Regulatory Capital                  122,768     7.98% 122,768     7.98% 134,724    10.68%
Minimum Capital Requirement                  (23,068)    1.50% (46,137)    3.00%(100,898)    8.00%
                                            --------          --------          ---------
Excess Regulatory Capital                    $99,700           $76,631           $33,826
                                            ========          ========          =========

Fully Phased-in Requirement                              1.50%             3.00%             8.00%

     The Corporation paid a quarterly dividend of $.14 per common share September 15, 1995 to shareholders of record as of September 7, 1995. This reflects an increase from $.13 per share in 1994. On March 17, 1994, the Corporation effected a four-for-three stock split. All per-share amounts have been adjusted to reflect the stock split.

     The Corporation conducts its business through its subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investment in the Bank.

     Regulations of the former Federal Home Loan Bank
Board (the Bank Board") required thrift institutions to maintain minimum levels of certain liquid investments, as defined in the regulations, of at least five percent of net withdrawable assets. The director of the OTS shall set minimum liquidity levels between four and 10 percent of assets. Current regulations require a minimum liquidity level of five percent. The Corporation's liquidity ratio at September 30, 1995, was 5.80 percent.

Interest-Rate Sensitivity

     The following schedule analyzes the difference in rate-sensitive assets and liabilities or gap at September 30, 1995 and December 31, 1994.

                                                        Rate Sensitivity by Period of Maturity or Rate Change
                                                             September 30, 1995

                                                                                      Over 180      Over
                                                                % of       Within     Days to    1 Year to      Over
(Dollars in Thousands)                    Rate      Balance    Total      180 Days     1 Year     5 Years     5 Years
                                         -----------------------------------------------------------------------------
Interest-Earning Assets
Investment Securities & Other              7.59% $   148,113     10.20%$    10,375      15,957      92,154      29,627
Loans Receivable (1)
  Mortgage-Backed Securities               7.71%      53,488      3.69%     16,358       9,164      14,042      13,924
  Residential Mortgage Loans               7.78%     432,165     29.77%    208,468      68,478     127,009      28,210
  Commercial Real Estate Loans            10.18%      57,137      3.94%     19,179       9,780      16,012      12,166
  Business  Loans                          9.70%      59,720      4.11%     45,922       2,300      11,498          --
  Consumer Loans                          10.23%     552,068     38.04%    215,843      43,876     177,129     115,220
  Residential Construction Loans           9.19%     148,757     10.25%    133,352          --      14,838         567
                                                 ---------------------------------------------------------------------
     Total                                 9.01% $ 1,451,448    100.00%    649,497     149,555     452,682     199,714
                                                 =======================   -------------------------------------------
Interest-Bearing Liabilities

Deposits:
  Demand Deposits (2)                      1.49% $   152,733     11.15%$        --          --          --     152,733
  Passbook Deposits (3)                    2.99%      58,046      4.24%     19,463       1,376       9,689      27,518
  Money Market Savings                     5.15%     204,389     14.92%    204,389          --          --          --
  Jumbo Certificates                       5.94%     154,126     11.25%    100,595       3,302      50,229          --
  Fixed-Rate Certificates                  5.64%     542,755     39.62%    179,817     135,586     227,352          --
                                                   -------------------------------------------------------------------
     Total                                 4.88%   1,112,049     81.18%    504,264     140,264     287,270     180,251
Borrowings:
  FHLB Advances                            6.01%     214,131     15.64%$    90,000      25,000      98,000       1,131
  Short-Term Borrowings                    5.88%      43,564      3.18%     43,564          --          --          --
                                                   -------------------------------------------------------------------
     Total                                 5.09%   1,369,744    100.00%    637,828     165,264     385,270     181,382
                                                                =======
Net - Other (4)                                       81,704                                                    81,704
                                                   ---------               -------------------------------------------
     Total                                       $ 1,451,448               637,828     165,264     385,270     263,086
                                                   =========               -------------------------------------------
Rate Sensitivity Gap                                                   $    11,669 $   (15,709)$    67,412 $   (63,372)
                                                                           ===========================================
September 30, 1995
Cumulative Rate-Sensitivity Gap                                        $    11,669 $    (4,040)$    63,372
                                                                           ===============================
Percent of Total Interest-Earning Assets                                      0.80%      -0.28%       4.37%

December 31, 1994 Gap
Cumulative Rate-Sensitivity Gap                                        $    (1,536)$    53,603 $    59,450
                                                                           ===============================
Percent of Total Interest-Earning Assets                                     -0.12%       4.05%       4.49%


(1) The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments.  For adjustable-rate loans, interest rates adjust at intervals of six months to five years.  Included in Residential Mortgage Loans are $34,207,000 of Loans Held for Resale.  Included in
    Consumer Loans are $24,603,000 of Home Equity Loans Held for Resale.
(2) These deposits have been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon historic trends of these deposits through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.  Included in this category are NOW, money market checking and non-interest bearing deposits.  The rate represents a blended rate on all deposit types in the category.
(3) A portion of these deposits has been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon the historic minimal decay rates on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.
(4) Net - Other is the excess of other non-interest-bearing liabilities and capital over other non-interest-bearing assets.

     First Indiana engages in rigorous, formal asset/liability management, the objectives of which are to manage interest-rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. At September 30, 1995, the Corporation's cumulative one-year interest-rate gap stood at negative .28 percent. This means that .28 percent of First Indiana's liabilities will reprice within one year without a corresponding repricing of the assets they are funding.

Financial Condition

     Total assets at September 30, 1995, were
$1,517,920,000, a slight increase from $1,394,881,000 at
December 31, 1994.

     During the third quarter, the Bank sold a corporate debt security held in portfolio for a loss of ($7,200). The deterioriation of the credit quality of the issuer triggered the sale.

     Loans and mortgage-backed securities-net at September
30, 1995, were $1,289,253,000, compared with $1,148,091,000
at December 31, 1994. Consumer loans (consisting mainly of home equity loans), construction loans and adjustable-rate mortgage loans, which the Bank retains in its portfolio, accounted for most of the increase. Mortgage-backed securities decreased
$16,109,000 due to prepayments.

     In the past nine months, consumer loans grew
$77,603,000. Expansion of consumer loans is one of the main strategies for improving the Corporation's interest income. Residential construction loans grew a net $31,587,000 in the nine months ended September 30, 1995. The Corporation's loan servicing portfolio amounted to $1,124,529,000 at September 30, 1995, compared with $830,450,000 at September 30, 1994.

     Total deposits were $1,112,049,000 at September 30,
1995, compared with $1,018,163,000 at December 31, 1994.
Non-interest-bearing deposits consist of retail and commercial checking accounts. Commercial checking accounts are expected to become a more significant source of funds. Included in commercial checking accounts at September 30, 1995 and December 31, 1994 were approximately $11,914,000 and
$5,837,000 of escrow balances maintained for loans serviced for others. Additional funds were obtained through Federal Home Loan Bank advances. Federal Home Loan Bank advances totaled $214,131,000 at September 30, 1995, compared with
$201,155,000 at December 31, 1994.

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

Other Information

Items 1, 2, 3 , 4 and 5 are not applicable.

Item 6.   Exhibits and reports on Form 8-K

          (a)  Exhibits - None

          (b)  Reports on Form 8-K  -  There were no
               reports on Form 8-K filed during the nine months ended September 30, 1995.

Signatures

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              First Indiana
Corporation

November 1, 1995              /s/Owen B. Melton, Jr.
                              ------------------------
                              Owen B. Melton, Jr.
                              President

November 1, 1995              /s/David L. Gray
                              ------------------------
                              David L. Gray
                              Vice President and
                              Treasurer