Form 10-K
period 1995-12-31
FIRST INDIANA CORP
filed 1996-03-27
CIK 789670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                             FORM 10-K
(Mark One)
 [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the fiscal year ended December 31, 1995

                                 or
       [ ] Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
              For the transition period from____ to ____

                   Commission File Number 0-14354

                       FIRST INDIANA CORPORATION
            (Exact name of registrant as specified in its charter)


           Indiana                                  35-1692825
   (State of Incorporation)            (I.R.S. Employer Identification No.)

   135 N. Pennsylvania St.
    Indianapolis, Indiana                            46204
(Address of principal executive offices)            (Zip Code)


         Registrant's telephone number, including area code:
                            (317) 269-1200

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                   NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                   Name of Each Exchange
    Title of Each Class                             on Which Registered
Common Stock, $.01 par value                            NASDAQ
                      ______________________________________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No ___.

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $137,596,000 as of February 29, 1996.

On February 29, 1996, the registrant had 8,277,456 shares of common stock outstanding, $.01 par value (as adjusted for six-for-five stock split paid March 1, 1996).

     Documents Incorporated by Reference:  See Page 2.

            DOCUMENTS INCORPORATED BY REFERENCE



         Documents                              Form 10-K Reference


Annual Report to Shareholders for 1995               Part II

Proxy Statement Dated March 13, 1996                 Part III

Total Number of Pages in this Report                  112

List of Exhibits on Pages                            35-37

                     FIRST INDIANA CORPORATION

                         FORM 10-K

                     Table of Contents

                                                         Page

PART I                                                    4

   Item 1.      Business                                  4

   Item 2.      Properties                               25

   Item 3.      Legal Proceedings                        28

   Item 4.      Submission of Matters to a Vote
                of Security Holders                      28

PART II                                                  29

   Item 5.      Market for Registrant's Common Equity
                and Related Shareholder Matters          29

   Item 6.      Selected Financial Data                  29

   Item 7.      Management's Discussion and Analysis
                of Financial Condition and Results
                of Operation                             29

   Item 8.      Financial Statements and
                Supplementary Data                       29

   Item 9.      Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure                     29

PART III                                                 29

   Item 10.     Directors and Executive Officers
                of the Registrant                        29

   Item 11.     Executive Compensation                   30

   Item 12.     Security Ownership of Certain
                Beneficial Owners and Management         31

   Item 13.     Certain Relationships and
                Related Transactions                     31

PART IV                                                  32

   Item 14.     Exhibits, Financial Statements
                Schedules, and Reports on Form 8-K       32

SIGNATURES                                               34

EXHIBIT INDEX                                            35

                           PART I

Item I. Business

First Indiana Corporation

     First Indiana Corporation, an Indiana corporation formed in 1986 (the "Corporation"), is a nondiversified, unitary savings and loan holding company. The principal asset of the Corporation is the outstanding stock of First Indiana Bank ("First Indiana" or the "Bank"), its wholly owned subsidiary. The Corporation has no separate operations, and its business consists only of First Indiana and its subsidiaries. These include One Mortgage Corporation, a mortgage origination subsidiary; One Investment Corporation, an investment subsidiary; One Insurance Agency, Inc., an insurance subsidiary; and One Property Corporation, a real estate investment subsidiary.

First Indiana Bank

     First Indiana Bank is a federally chartered stock savings bank insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Established in 1934, First Indiana was operated as a federally chartered, mutual savings and loan institution until August 1983, when it converted to a federal stock savings bank. First Indiana has $1.5 billion in assets and is the largest publicly held bank based in Indianapolis.

     First Indiana is engaged primarily in the business of attracting deposits from the general public and originating residential mortgage loans, commercial loans, and consumer loans. First Indiana offers a full range of banking services through 28 banking offices located throughout Metropolitan Indianapolis, Evansville, Franklin, Pendleton, Westfield, Mooresville and Rushville, Indiana. The Bank's divisions in Evansville, Mooresville, and Rushville operated under the names Mid-West Federal Savings Bank, Mooresville Savings Bank, and First
Federal Savings and Loan of Rushville until January 1996, when all three divisions adopted the First Indiana Bank name.

     First Indiana's subsidiary, One Mortgage Corporation, operates mortgage origination offices in Florida and North
Carolina. First Indiana has four regional mortgage services offices in Central Indiana. First Indiana's investment and insurance subsidiaries, One Investment Corporation and One Insurance
Agency, Inc., operate from offices in Indianapolis.

     The six-county area served by First Indiana consists of Indianapolis, the state's largest city and state capital, together with outlying suburban and agricultural areas in the central part of the state. The population of the six-county metropolitan Indianapolis area in 1990 was approximately 1,200,000. Indianapolis' diversified economy includes manufacturing and service industries, such as Eli Lilly & Company (pharmaceuticals), the federal and state governments, General Motors (engines), and Ameritech (communications).

     First Indiana's Evansville Division is based in the third largest metropolitan area in Indiana, and conducts business through five offices in Evansville and surrounding communities. The 1990 population of the Evansville metropolitan statistical area was about 280,000. The local economy is primarily agricultural- and manufacturing-based, with local industries including aluminum, plastics, health care products, and major household appliances.
Among the largest local employers are Bristol-Myers Squibb (nutritional and pharmaceutical products), Whirlpool (refrigerators and freezers), and General Electric Co. (plastics). Evansville is the regional hub for a tri-state area which includes portions of Indiana, Kentucky and Illinois.

     First Indiana experiences substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the ability to offer attractive rates and the availability of convenient office locations and flexible hours. Direct competition for deposits comes from other savings institutions, commercial banks, money market mutual funds, and other investment products. The primary factors in competing for loans are interest rates, loan origination fees, and loan product variety. Competition for origination of loans normally comes from other banks, brokers, and insurance companies.

Lending Activities

     General.   First Indiana Bank offers a broad range of
lending products to selected segments of the markets it serves. The Bank has expanded upon its heritage as a single-family mortgage lender by offering a complete array of loans secured primarily by real estate. In addition to first mortgage loans, the Bank now has a substantial market presence in residential construction lending, commercial real estate lending, business loans to selected segments of the market, and consumer loans, primarily home equity loans originated both on a direct and indirect basis.

     The Bank's management believes that the surest path for the Bank's long-term success is to concentrate on selected product lines sold to certain segments of the market. Accordingly, in 1994 the Bank discontinued its indirect (dealer) auto lending business to redirect resources toward real estate-focused activities. The Bank is also implementing a series of process and operational enhancements that will enable it to act as both a mortgage banker and portfolio lender with maximum efficiencies as interest rates cause consumer preferences to shift between these two types of residential mortgage loan products.

     To minimize the mismatch between the duration of its rate-sensitive assets and liabilities, First Indiana has a policy of (i) increasing its portfolio of adjustable-rate and shorter-term mortgage, consumer and business loans; (ii) selling almost all fixed-rate, longer-term loans to the secondary market unless those loans can be funded by liabilities of a similar maturity; and (iii) increasing transaction accounts, which are less volatile than certificates of deposit.

     Loan Portfolio Composition. The following tables set forth information concerning the composition of First Indiana's loan portfolio in dollar amounts and in percentages, by type of security, and by type of loan. Also presented is a reconciliation of total loans receivable and mortgage-backed securities ("loans") before net items to loans receivable after net items. Net items consist of loans in process (undisbursed portion of loan balances), deferred income, unearned discounts and unamortized premiums, and allowances for loan losses.


Loan Portfolio Composition
(Dollars in Thousands)                                           At December 31,
                                                                 ---------------
                                                  1995                  1994                1993
                                             Amount   Percent      Amount  Percent     Amount   Percent
                                             ------   -------      ------  -------     ------   -------
Loans by Type of Security:
First Mortgage Loans Secured by:
   Single-Family Units                    $  625,133     45.0%  $  583,345   47.1%  $  561,413     48.7%
   2-4 Family Units                            1,885      0.1%       2,173    0.2%       1,909      0.2%
   Over 4 Family Units                        18,946      1.4%      21,881    1.8%      27,990      2.4%
Mortgage-Backed Securities                    49,089      3.6%      69,061    5.6%     100,924      8.7%
Commercial Real Estate and
   Other Mortgage Loans                       46,137      3.3%      45,647    3.7%      50,294      4.4%
Consumer Loans                               575,009     41.4%     474,465   38.3%     382,360     33.1%
Business Loans                                72,146      5.2%      41,770    3.4%      29,308      2.5%
                                          ----------    ------  ----------  ------  ----------    ------
     Total Mortgage-Backed
         Securities and Loans Receivable
     (Before Net Items)                   $1,388,345    100.0%  $1,238,342  100.0%  $1,154,198    100.0%
                                          ==========    ======  ==========  ======  ==========    ======
Loans by Type of Loan:
Real Estate:
Conventional:
  Loans on Existing Property              $  464,604     33.5%  $  450,935   36.4%  $  454,560     39.4%
  Construction Loans:
   Commercial Real Estate Loans                6,835      0.5%       9,019    0.7%       3,213      0.3%
   Residential Loans                         207,957     15.0%     186,145   15.0%     167,077     14.5%
Insured or Guaranteed:
  Mortgage-Backed Securities                  49,089      3.5%      69,061    5.6%     100,924      8.7%
   FHA and VA Loans                           12,705      0.9%       6,947    0.6%      16,756      1.5%

Total Real Estate Loans                      741,190     53.4%     722,107   58.3%     742,530     64.3%

Consumer Loans                               575,009     41.4      474,465   38.3      382,360     33.1

Business Loans                                72,146      5.2       41,770    3.4       29,308      2.5
                                          ----------    -----     --------  -----   ----------    -----
     Total Mortgage-Backed Securities
      and Loans Receivable
     (Before Net Items)                   $1,388,345    100.0%  $1,238,342  100.0%  $1,154,198    100.0%
                                          ==========    ======  ==========  ======  ==========    ======


                                                          At December 31,
                                                         ----------------
                                                 1992                  1991
                                            Amount   Percent      Amount   Percent
                                            ------   -------      ------   -------
Loans by Type of Security:
First Mortgage Loans Secured by:
   Single-Family Units                    $  563,783     48.4%  $  557,267     52.7%
   2-4 Family Units                            4,033      0.3%       1,985      0.2%
   Over 4 Family Units                        25,166      2.2%      23,694      2.2%
Mortgage-Backed Securities                   180,211     15.5%     137,500     13.0%
Commercial Real Estate and
   Other Mortgage Loans                       77,576      6.7%      96,252      9.1%
Consumer Loans                               298,206     25.6%     238,892     22.6%
Business Loans                                15,542      1.3%       1,840      0.2%
                                          ----------    ------  ----------    ------
     Total Mortgage-Backed
         Securities and Loans Receivable
     (Before Net Items)                   $1,164,517    100.0%  $1,057,430    100.0%
                                          ==========    ======  ==========    ======
Loans by Type of Loan:
Real Estate:
Conventional:
  Loans on Existing Property              $  566,445     48.7%  $  584,142     55.2%
  Construction Loans:
   Commercial Real Estate Loans                5,178      0.4%       4,375      0.4%
   Residential Loans                          78,435      6.7%      80,001      7.6%
Insured or Guaranteed:
  Mortgage-Backed Securities                 180,211     15.5%     137,500     13.0%
   FHA and VA Loans                           20,500      1.8%      10,680      1.0%

Total Real Estate Loans                      850,769     73.1%     816,698     77.2%

Consumer Loans                               298,206     25.6      238,892     22.6

Business Loans                                15,542      1.3        1,840      0.2
                                          ----------    -----   ----------    ------
     Total Mortgage-Backed Securities
      and Loans Receivable
     (Before Net Items)                   $1,164,517    100.0%  $1,057,430    100.0%
                                          ==========    ======  ==========    ======



Loan Portfolio Composition
(Continued)                                                       At December 31,
                                                                  ----------------
                                              1995         1994         1993         1992         1991
(Dollars in Thousands)                        ----         ----         ----         ----         ----
Total Mortgage-Backed Securities         $ 1,388,345  $ 1,238,342  $ 1,154,198  $ 1,164,517  $ 1,057,430
   and Loans Receivable
   (Before Net Items)

Less:
  Undisbursed Portion of Loans                72,511       78,588       63,382       54,482       34,025
  Deferred Income, Unearned Discounts,
      and Unamortized Premiums                  (624)        (521)         646        2,016          860

Plus:
  Loan Valuation Adjustment
      for Acquisitions                             0          341          682        1,024            0
                                          ----------    ---------    ---------    ---------    ---------
Total Mortgage-Backed Securities and Loans
   Receivable Before Allowance for
   Loan Losses                             1,316,458    1,160,616    1,090,852    1,109,043    1,022,545

Less:
   Allowance for Loan Losses                  16,234       12,525       11,506        8,748        7,797
                                         -----------  -----------  -----------  -----------  -----------
Mortgage-Backed Securities and Loans
   Receivable - Net                      $ 1,300,224  $ 1,148,091  $ 1,079,346  $ 1,100,295  $ 1,014,748
                                         ===========  ===========  ===========  ===========  ===========


     Adjustable- and Fixed-Rate Loans. The following table sets forth the balances at the dates indicated of all loans receivable and mortgage-backed securities before net items which have fixed interest rates and adjustable interest rates. Adjustable-rate loans include all loans with original maturities of five years or less.



                                                   At December 31,
                                                   ---------------
                               1995         1994         1993         1992         1991
                               ----         ----         ----         ----         ----
(Dollars in Thousands)
Residential Mortgage Loans
  Fixed Rates             $   186,886  $   157,706  $   225,305  $   317,808  $   331,045
  Adjustable Rates            491,681      494,090      440,381      424,492      365,772
                          -----------  -----------  -----------  -----------  -----------
     Total                $   678,566  $   651,796  $   665,686  $   742,300  $   696,817
                          ===========  ===========  ===========  ===========  ===========

Commercial Real Estate Loans
   Fixed Rates            $    11,948  $    15,770  $    21,835  $    39,434  $    50,627
   Adjustable Rates            50,676       54,541       55,009       69,035       69,254
                          -----------  -----------  -----------  -----------  -----------
     Total                $    62,624  $    70,311  $    76,844  $   108,469  $   119,881
                          ===========  ===========  ===========  ===========  ===========

Total Real Estate Loans
   Fixed Rates            $   198,833  $   173,476  $   247,140  $   357,242  $   381,672
   Adjustable Rates           542,357      548,631      495,390      493,527      435,026
                          -----------  -----------  -----------  -----------  -----------
     Total                $   741,190  $   722,107  $   742,530  $   850,769  $   816,698
                          ===========  ===========  ===========  ===========  ===========

Consumer Loans
   Fixed Rates            $   411,030  $   307,136  $   251,297  $   189,551  $   140,905
   Adjustable Rates           163,980      167,329      131,063      108,655       97,987
                          -----------  -----------  -----------  -----------  -----------
     Total                $   575,009  $   474,465  $   382,360  $   298,206  $   238,892
                          ===========  ===========  ===========  ===========  ===========

Business Loans
   Fixed Rates            $         0  $         0  $         0  $         0  $         0
   Adjustable Rates            72,146       41,770       29,308       15,542        1,840
                          -----------  -----------  -----------  -----------  -----------
     Total                $    72,146  $    41,770  $    29,308  $    15,542  $     1,840
                          ===========  ===========  ===========  ===========  ===========

Total Mortgage-Backed Securites
   and Loans Receivable
   Fixed Rates            $   609,863  $   480,612  $   498,437  $   546,793  $   522,577
   Adjustable Rates           778,482      757,730      655,761      617,724      534,853
                          -----------  -----------  -----------  -----------  -----------
     Total                $ 1,388,345  $ 1,238,342  $ 1,154,198  $ 1,164,517  $ 1,057,430
                          ===========  ===========  ===========  ===========  ===========


     Residential Mortgage Loans. The original contractual loan payment period for residential loans originated by First
Indiana normally ranges from 10 to 30 years. Because borrowers may refinance or prepay their loans, however, such loans normally remain outstanding for a substantially shorter period. First Indiana sells almost all fixed-rate residential loans to secondary market investors, including the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association
("FNMA").

     Residential originations amounted to $354 million in 1995, a 3.2 percent increase over 1994. First Indiana enjoyed a resurgence of residential mortgage loan sales as part of the Bank's normal mortgage banking activity, resulting in pre-tax gains of $1.2 million.

     First Indiana's fixed-rate mortgage loans include a due-on-sale clause, which gives the Bank the right to declare a loan immediately due and payable if, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Due-on-sale clauses are generally considered important tools to prevent both the unrestricted transfer of low interest-rate loans in high interest-rate environments and the corresponding increase in the average life of such loans. First Indiana's policy is to enforce these clauses in its loan contracts.

     Commercial Loans.   First Indiana offers a variety of
commercial loans, primarily residential construction loans, business loans, and commercial real estate loans (including land development loans).

     First Indiana's construction loans are made both to individuals and builders. These loans have terms ranging from six months to one year and include options for the home buyer to convert the loan to fixed- or adjustable-rate permanent financing. The interest rate on construction loans is generally one percent over the Bank's prime rate and adjusts upon changes in the prime rate. At December 31, 1995 and 1994, the Bank's construction loans outstanding equaled $208 million and $187 million.

     Also included in business loans are $13 million in land development loans, which are exclusively for the acquisition and development of land into individual single-family building lots. The interest rate on land development loans is generally one and one-quarter percent over the Bank's prime rate, which adjusts upon changes in the prime rate, and the term of these loans is generally 36 months.

     The following table presents the remaining maturities and rate sensitivity of residential construction and business loans.


                                                       Remaining Maturities
                                                       --------------------

                                  One Year    Over One Year      Over
                                  or Less     to Five Years   Five Years   Total      Percent
(Dollars in Thousands)            --------    -------------   ----------   -----      -------
Type of Loan:
Residential Construction      $     127,707     $14,224         $368    $142,299       66.3 %
Business                             57,271      14,875            -      72,146       33.7
                              -------------     -------         ----    --------      -------
     Total                    $     184,978     $29,099         $368    $214,445      100.0 %
                              =============     =======         ====    ========      =======
Rate Sensitivity:
Adjustable Rate               $     184,978     $29,099         $368    $214,445      100.0 %
                              -------------     -------         ----    --------      -------
     Total                    $     184,978     $29,099         $368    $214,445      100.0 %
                              =============     =======         ====    ========      =======


     Multi-family and commercial real estate lending was a substantial part of First Indiana's business activities from the early 1970's until 1991, when such activity was largely curtailed because of the economic environment. With the changing environment and improved market for commercial real estate lending, the Bank intends to increase somewhat its volume of these loans to include permanent financing for selected apartments, office buildings and warehouses. The Bank's management continues to monitor the credit quality of these loans aggressively, both with respect to new originations and loans already in the portfolio.

     The following table shows, as of December 31, 1995 and 1994, outstanding multi-family and commercial real estate loans originated and purchased by First Indiana.


                                                 1995                 1994
(Dollars in Millions)                     Amount    Percent     Amount    Percent
Loans Originated                           $54.5     97.7        $59.9     97.9

Loans Purchased                              1.3      2.3          1.3      2.1
                                           -----     ----        -----     ----
                                           $55.8    100.0        $61.2    100.0
                                           =====    =====        =====    =====


     Consumer Lending. As part of its strategy for growth in interest income, First Indiana has increased its origination and purchase of consumer loans, primarily home equity loans and home equity lines of credit. At December 31, 1995, such loans totaled $575.0 million, or 41.4 percent of total loans receivable, compared with $474.5 million, or 38.3 percent of total loans receivable, at December 31, 1994.

      Consumer loans generally have shorter terms and higher interest rates than residential loans but involve somewhat higher credit risks, particularly for unsecured lending. Of the $575.0 million of consumer loans outstanding at December 31, 1995, 84.4 percent were secured by first or second mortgages on real property,
0.5 percent was secured by deposits, and 15.1 percent were secured by personal property.

     First Indiana offers revolving lines of credit and loans
secured by a lien on the equity in the borrower's home in amounts up to 100 percent of the appraised value of the real estate.  For lines of credit at or below an 80 percent loan-to-value ("LTV")
ratio, the interest rate is the Wall Street Journal prime rate plus one or two percent, depending on the size of the loan. The interest rate rises in various increments as the LTV ratio increases. The highest rate charged is the Wall Street Journal prime rate plus 3.5 percent for lines of credit at a 100 percent LTV.  At December 31, 1995, the Bank had approximately $204.9 million in loans above 80
percent LTV.  Each month, holders of revolving lines of credit with up to an 80 percent LTV ratio are billed monthly for interest at the daily periodic rate due on the daily loan balances for the billing
cycle.   Holders of revolving lines of credit above 85 percent LTV
are required to pay at least two percent of the outstanding loan balance.

     First Indiana also offers variable- and fixed-rate term home equity loans with up to a 100 percent LTV ratio. Borrowers of fixed-rate term loans make fixed payments over a term ranging from one to 15 years. Variable-rate term loans in excess of 80 percent LTV feature monthly payments equal to two percent of the outstanding loan balance. At December 31, 1995, First Indiana had approved $260 million of 80 percent LTV lines of credit, of which $154 million were outstanding, compared with $245 million of such lines which had been approved at December 31, 1994, $131 million of which were outstanding.

     Until August 1994, First Indiana offered indirect auto lending through a network of dealers throughout the Midwest. The
Bank discontinued this activity as part of its strategic plan to focus its resources on core real estate businesses in which management believes it can differentiate itself from the competition more effectively. First Indiana will continue to offer direct automobile loans as an accommodation to its customers. These loans will be made generally for terms of one to five years at variable and fixed rates of interest.

     The balances of First Indiana's installment loans, including the remaining portfolio of automobile loans, were $83 million and $137 million at December 31, 1995 and 1994. The size of this portfolio will decline as loans made under the discontinued indirect automobile lending program pay off.

     First Indiana makes loans secured by deposits and overdraft loans in connection with its checking accounts. First
Indiana also offers fixed-rate, fixed-term loans primarily for home improvement purposes; unsecured loans; and Visa credit cards through an agent.

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. First Indiana has endeavored to reduce certain of these risks by, among other things, employing individuals experienced in this type of lending and emphasizing prompt collection efforts. In addition, First Indiana adds general provisions to its loan loss allowance, in amounts determined to be adequate to cover future loan losses, at the time the loans are originated.

     Federal regulations limit the amount of consumer loans that savings institutions are able to originate and hold in their loan portfolios. First Indiana complies with such regulations, and the amount of its consumer loan portfolio is approximately $446 million below the maximum permitted.

     Origination, Purchase, and Sale of Loans. As a federally chartered savings bank, First Indiana has general authority to make real estate loans throughout the United States. At
December 31, 1995, however, most of First Indiana's real estate loans receivable were secured by real estate located in Indiana. First Indiana also originates loans through a subsidiary in several other states, principally Florida and North Carolina.

     Interest rates charged by First Indiana on its new loans are affected primarily by the demand for such loans and the supply of money available for lending purposes. These factors are in turn affected by general economic conditions and such other factors as monetary policies of the federal government, including the Federal Reserve Board, the general supply of money in the economy, legislative tax policies, and governmental budgetary matters.

     Loan originations come from a number of sources.
Residential loan originations are attributable primarily to referrals from real estate brokers, builders, and walk-in customers.
Construction loan originations are obtained primarily by direct solicitation of builders and repeat business from builders. Multi-family and commercial real estate loan originations are obtained from previous borrowers and direct contacts with First Indiana.
Consumer loans come from walk-in customers, commissioned loan brokers, agents and originators. First Indiana aggressively solicits residential loans with a sales force that works with real estate brokers and builders to obtain referrals.

     First Indiana obtains title insurance on secured properties and requires borrowers to obtain hazard insurance and, if applicable, flood insurance. First Indiana's appraisers note any obvious environmental problems, and the title companies the Bank uses to close loans give First Indiana an endorsement insuring over any existing environmental liens.

     Income from Lending Activities. In making long-term one- to four-family home mortgage loans, First Indiana generally charges an origination fee of one percent of the loan amount. As part of the loan application, the applicant also reimburses First Indiana for its out-of-pocket costs in reviewing the application, such as the appraisal fee, whether or not the loan is closed. The interest rate charged is normally the prevailing rate at the time the loan application is received. Commitments to home purchasers generally have a term of 60 days or less from the date First Indiana issues the loan commitment.

     In the case of one-to-four-family residential construction loans, First Indiana charges a one to three percent non-refundable commitment fee. Interest rates on construction loans are based on the prevailing lending rates at the time the commitment is extended. Commitment fees and other terms of commercial real estate and business loans are individually negotiated.

     First Indiana earns fees on existing loans, including prepayment charges, late charges, and assumption fees.

     Servicing Activity. First Indiana's sale of whole loans and loan participations in the secondary market generates income and provides additional funds for loan originations. In the case of loans sold with servicing retained where the stated servicing fee differs materially from a current, normal servicing fee, the sales price is adjusted to provide a normal servicing fee in each subsequent year for purposes of determining gain or loss on the sale. At December 31, 1995, the balance of deferred excess servicing was approximately $735,000. The resulting deferred balance is amortized in proportion to the related net servicing income over the estimated life of the loans.

     In the second quarter of 1995, First Indiana purchased
$310 million in mortgage loan servicing rights. The December 31, 1995 balance of $3.5 million will be amortized in proportion to the related net servicing income over the estimated life of the loans.

     At December 31, 1995, First Indiana serviced approximately $1.1 billion in loans and loan participations which it had sold. As of December 31, 1995, approximately $26.9 million in loans, or about 2.1 percent of First Indiana's loans receivable after net items, were serviced by others.

Asset Quality

     General. First Indiana's asset quality is directly affected by the credit risk of the assets on its balance sheet. A significant portion of First Indiana's credit risk is concentrated in its loan and real estate owned ("REO") portfolios. Consequently, First Indiana has established policies and procedures to ensure accurate and timely assessment of credit risk.

     The procedures for reviewing the quality of First Indiana's loans, the appropriateness of loan and REO classifications, and the adequacy of loan and REO loss allowances fall within the purview of First Indiana's Board of Directors. To manage these tasks, the Board of Directors has established a two-tiered asset review system. Under this system, standing management committees regularly discuss and review potential losses on all loans and REO and the adequacy of First Indiana's loan and REO loss allowances. Recommendations on the allowances are forwarded to the Investment Committee of First Indiana's Board of Directors for approval each quarter, then presented to the full Board of Directors for approval and ratification. Management committees also recommend loan and REO classifications which, if approved by the Advisory Committee of the Board of Directors, are referred to the full Board for final approval and ratification.

     The other part of First Indiana's asset review system is managed by an independent credit review officer appointed by the Board of Directors. The credit review officer makes an independent evaluation of First Indiana's portfolio and management's recommendations on allowances for loan and REO losses. He then regularly reviews these recommendations with First Indiana's Chairman. These meetings give the credit review officer a forum for discussing asset quality issues with a member of the Board of Directors who has no loan approval authority. This system provides an independent check on management's recommendations about loan and REO classifications and loss allowances. This entire process is subject to the continual review and approval by the Board of Directors.

     The Board of Directors establishes general allowances as percentages of loans outstanding. The percentages are based on a model that incorporates empirical data about loss experience, credit risk, geographic diversity, general economic trends, and other factors.

     Specified reserves are established through a rating system based on numerous factors. Certain loans are placed on a watch list. Management then calculates the value of the collateral (based upon the ability of the underlying property's cash flow to support the current loan structure) for all loans on the watch list and recommends specified reserves as appropriate. Final approval of the credit review officer's recommendations on general and specified reserves is subject to review by the chairman and the Board of Directors as described above.

     Management believes that First Indiana's current loan and REO loss allowances are sufficient to absorb potential future losses; however, there can be no assurance that additional allowances will not be required or that the amount of any such allowances will not be significant. In addition, various regulatory agencies, as an integral part of their examinations, periodically review these allowances and may require First Indiana to recognize additions to the allowances based on their judgment about information available at the time of their examination. No such additions were required by the Office of Thrift Supervision (the "OTS") or the FDIC in their most recent examinations of First Indiana.

     As of January 1, 1995, the Bank adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan." The Bank reviews all loans except those which are smaller balance and homogenous in nature. The homogenous loan portfolios include residential mortgage loans secured by one- to four-family dwellings, consumer loans, and certain business and residential construction loans which do not meet the Bank's parameters for review. Loans subject to review under SFAS 114 include commercial real estate loans and larger business and residential construction loans which, because of their size, nature and unique characteristics, could negatively impact the Bank if the borrower experiences credit deterioration.

     First Indiana places loans on non-accrual status when payments of principal or interest become 90 days or more past due, or earlier when an analysis of a borrower's creditworthiness indicates that payments could become past due. A loan is deemed impaired when, in the opinion of manage-ment, full collection of the contractual principal and interest is not probable.

     At December 31, 1995, the Bank identified an impaired loan totaling $3,306,000 with an allocated reserve of $167,000. The interest income earned on this loan in 1995 was $300,000, only $48,000 below the contractual interest.

     The Investment Committee of First Indiana's Board of
Directors is responsible for monitoring and reviewing First
Indiana's liquidity and investments. The Investment Committee approves investment policies and meets quarterly to review transactions. Credit risk is controlled by limiting the number and size of investments and by approving the brokers and dealers through which investments are made.

     Regulatory Classification of Assets. Federal regulations require that each savings institution regularly classify its own assets. In addition, in connection with examinations of savings institutions, the OTS and the FDIC examiners have authority to identify problem assets and, if appropriate, to require them to be classified.

     There are three classifications for problem assets:
Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a significant possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

     Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100 percent of the portion of the asset classified Loss or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

     On the basis of management's review of its assets as of December 31, 1995 on a net basis, First Indiana had classified $34.5 million as Substandard, compared with $31.2 million and $35.6 million at December 31, 1994 and 1993. The amount of First Indiana's Doubtful and Loss loans at each such date was immaterial.

     Non-Performing Assets. First Indiana categorizes its non-performing assets into four categories: Non-Accrual Loans, Impaired Loans, Restructured Loans, and Real Estate Owned.

     First Indiana places loans on non-accrual status when payments of principal or interest become 90 days or more past due, or earlier when an analysis of a borrower's creditworthiness indicates that payments could become past due. Total non-accrual loans were $14.7 million at December 31, 1995, compared with $11.0 and $10.9 million at December 31, 1994 and 1993.

     At December 31, 1995, First Indiana identified an impaired loan totaling $3.4 million which had an allocated reserve of $167,000.

     Loan modifications classified as troubled debt restructuring as defined in Statement of Financial Accounting
Standard No. 15, "Accounting by Debtors and Creditors for
Troubled Debt Restructuring," amounted to $5.9 million at December 31, 1995, compared with $10.7 and $11.3 million at December 31, 1994 and 1993. Management modified the payment terms, interest rates, and contractual maturities of these loans with the objective of improving the likelihood of recovery of First
Indiana's investment.

     REO is generally acquired by deed in lieu of foreclosure and is carried at the lower of cost (the unpaid balance at the date of acquisition plus foreclosure and other related costs) or fair market value. A review of REO properties, including the adequacy of the loss allowance and decisions whether to charge off REO, occurs in conjunction with the review of the loan portfolios.

     First Indiana has carefully managed its loan portfolio, including its non-performing assets, to reduce exposure to the commercial real estate loan sector and to diversify its assets geographically and by type of loan. Accordingly, First Indiana has not experienced the difficulties faced by financial institutions which have had concentrations in areas of the country hardest hit by economic cycles. First Indiana's non-performing assets fell seven percent in 1995 to $27.2 million at December 31, 1995 from $29.1 million one year earlier.

     Summary of Loan Loss Experience. First Indiana regularly reviews the status of all non-performing assets to evaluate the adequacy of the allowances for losses on loans and real estate owned.

Investment Activities

     Federally chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposits of insured banks and savings institutions, certain bankers' acceptances, and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper and corporate debt securities and in mutual funds whose assets conform to the investments a federally chartered savings institution is otherwise authorized to make directly.

     As an Indiana corporation, the Corporation has authority to invest in any type of investment permitted under Indiana law. As a savings and loan holding company, however, its investments are subject to certain regulatory restrictions described under "Savings Institution Regulation."

     The relative mix of investment securities and loans in First Indiana's portfolio is dependent upon management's evaluation of the yields available on loans compared to investment securities. The Board of Directors has established an investment policy, and the Investment Committee of the Board meets quarterly with management to establish more specific investment guidelines about types of investments, relative amounts, and maturities. First Indiana's current investment guidelines do not permit investment purchases in below investment grade corporate bonds (minimum investment rating of A-) or "junk" bonds. Liquid investments are managed to ensure that regulatory requirements are satisfied.

     At December 31, 1995, First Indiana's investments totaled $102.7 million, or 6.74 percent of total assets, and consisted primarily of U.S. Treasury and agency obligations, corporate debt securities and asset-backed securities. For additional information concerning investments held by the Corporation at certain dates, see the Corporation's Consolidated Financial Statements, including Note 2 thereto.

Sources of Funds

     General. Deposits are an important source of the Corporation's funds for use in lending and for other general business purposes. In addition to deposits, First Indiana derives funds from repayments of loans and mortgage-backed securities, Federal Home Loan Bank ("FHLB") advances, repurchase agreements, short-term borrowings, and sales of loans.
Repayments of loans and mortgage-backed securities are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, or to support expanded activities. Historically, First Indiana's borrowings have been primarily from the FHLB and through repurchase agreements.

     Deposits. First Indiana has a wide variety of deposit programs designed to attract both short-term and long-term deposits from the general public. These deposit accounts include passbook accounts, non-interest-bearing demand accounts, NOW accounts, and money market checking accounts, as well as fixed-rate certificates and money market accounts. In 1996 First Indiana intends to increase checking accounts and certificates of deposit in an effort to reduce funding costs and strengthen core deposits.

     The following table shows the distribution of  First
Indiana's deposits by interest-rate categories at each of the dates indicated:

                                            At December 31,
(Dollars in Thousands)               1995        1994       1993

Rate
Under 3.00%                        $195,188    $271,294   $421,825

3.00 - 5.00                         177,524     315,168    449,268

5.01 - 7.00                         695,103     403,449     93,783

7.01 - 9.00                          50,354      26,537     37,499

9.01 - 11.00                            917       1,584     10,098

11.01 - 13.00                             0         131      2,835
                                  ---------    --------    -------
                                 $1,119,086  $1,018,163 $1,015,308


     The following table reflects the increase (decrease) in deposits for various types of deposit programs offered by First
Indiana for each of the periods indicated:

                                                 At December 31,
                                       1995           1994        1993
(Dollars in Thousands)
NOW Checking and
Non-Interest-Bearing
Deposits                             $ 13,990      $   (749)    $ 19,384

Money Market
Checking                               (3,355)      (10,503)       2,318

Passbook and
Statement Savings                      34,797           854        1,191

Money Market Savings                   (8,860)       (8,804)       1,234

Jumbo Certificates of
$100 or More                           54,943         7,831       35,112

Fixed-Rate Certificates                 9,408        14,226      (85,970)
                                     --------      --------     --------
Total Increase (Decrease)            $100,923        $2,855     $(26,731)
                                     ========      ========     ========



     First Indiana's jumbo certificates of $100,000 or more at December 31, 1995, the maturities of such deposits, and the percentage of total deposits represented by these certificates are set forth in the table below:

                                                Over
                                                Three
                               Three          Months to      Over Six                             %  of
                               Months or         Six         Months to     Over One               Total
                               Less             Months       One Year      Year          Total    Deposits
(Dollars in Thousands)         ---------      ----------     ---------     ----          -----    --------
Jumbo Certificates of $100
 or More                        $45,170        $17,597        $7,728      $49,970      $120,465    10.76%


     Borrowings. The FHLB of Indianapolis functions as a central reserve bank providing credit for financial institutions in Indiana and Michigan. As a member of the FHLB of Indianapolis, First Indiana is required to own capital stock in the FHLB of Indianapolis and is authorized to apply for advances on the security of such stock and certain of First Indiana's residential mortgage loans and other assets, provided subject to credit standards. The FHLB of Indianapolis advances are made pursuant to several different credit programs, each with its own interest rate and range of maturities.

     The FHLB of Indianapolis prescribes the acceptable uses for advances and imposes size limits on them. Acceptable uses have included expansion of residential mortgage lending and short-term liquidity needs. Depending on the program, limitations on the amount of advances are generally based on the FHLB of Indianapolis' assessment of the institution's creditworthiness. At December 31, 1995, First Indiana had $214.8 million in FHLB of
Indianapolis advances (14.09
percent of total assets), with a weighted average rate of 5.97 percent.

     First Indiana also enters into repurchase agreements as a short-term source of borrowing, but only with registered government securities dealers.

     Borrowings Balances. The following table sets forth certain information regarding repurchase agreements and federal funds purchased (short-term borrowings) at and for the years ended on the dates indicated.

                                                                         At December 31,
                                                                1995           1994         1993

(Dollars in Thousands)
Highest Month-End Balance of Short-Term Borrowings
During the Year                                               $61,982        $35,922      $29,459

Average Month-End Balance of Short-Term Borrowings
During The Year                                                41,963          6,137       13,180

Weighted Average Interest Rate of Short-Term Borrowings
During the Year                                                 6.17%           5.23%        3.19%

Weighted Average Interest Rate of Short-Term Borrowings
at End of the Year                                              5.81            6.14            -


Regulatory Capital

     Risk-Based Capital. Savings institutions are required to have risk-based capital of eight percent of risk-weighted assets.
At December, 31, 1995, First Indiana's risk-based capital was
$141.4 million, or 11.53 percent of risk-weighted assets. Risk-based capital is defined as common equity, less goodwill, the excess portion of land loans with a loan-to-value ratio of greater than 80 percent, and investments in non-mortgage-lending-related subsidiaries, plus general allowances for loan losses. Risk-weighting of assets is derived from assigning one of four risk-weighted categories to an institution's assets, based on the degree of credit risk associated with the asset. The categories range from zero percent for low-risk assets (such as United States Treasury securities) to 100 percent for high-risk assets (such as real estate owned). The carrying value of each asset is then multiplied by the risk-weighting applicable to the asset category. The sum of the products of the calculation equals total risk-weighted assets.

     Core Capital. Savings institutions are also required to maintain a minimum leverage ratio, under which core (Tier One) capital must equal at least three percent of total assets, but not less than the minimum required by the Office of the Comptroller of the Currency (the "OCC") for national banks, which minimum currently stands at four percent. First Indiana's primary regulator, the OTS, is expected to adopt the OCC minimum. The components of core capital are the same as those set by the OCC for national banks, and consist of common equity, plus non-cumulative preferred stock and minority interest in consolidated subsidiaries, minus certain intangible assets, including purchased loan servicing. At December 31, 1995, First Indiana's core capital and leverage ratio were $127.2 million and 8.26 percent.

     Tangible Capital. Savings institutions must also maintain minimum tangible capital of 1.5 percent of total assets.
First Indiana's tangible capital and tangible capital ratio at December 31, 1995, were $127.2 million and 8.26 percent respectively. Management intends to maintain capital well in excess of regulatory minimums.

     Capital Regulations. The OTS has minimum capital standards that place savings institutions into one of five categories, from "critically undercapitalized" to "well-capitalized," depending on levels of three measures of capital. A well-capitalized institution as defined by the regulations has a total risk-based capital ratio of at least ten percent, a Tier One (core) risk-based capital ratio of at least six percent, and a leverage (core) risk-based capital ratio of at least five percent. At December 31, 1995 First Indiana was classified as "well-capitalized."

     Effective January 1, 1994, the OTS adopted regulations adding an interest-rate risk component to the proposed capital regulations. Under this component, an institution with an "above normal" level of interest-rate risk exposure is subject to an "add-on" to its risk-based capital requirement. "Above normal" interest-rate risk is defined as a reduction in "market value portfolio equity"
(as defined) resulting from a 200 basis point increase or decrease in interest rates, if the decline in value exceeds two percent of the institution's assets. Institutions failing to meet this test will be required to add to their risk-based capital. Based on its interest-rate risk at December 31, 1995, First Indiana was not required to add to its risk-based capital under the new regulation.

     The OTS issued this final rule to implement the portions of section 305 of the Federal Deposit Insurance Corporation
Improvement Act of 1991, which requires the agencies to revise their risk-based capital standards for insured depository institutions to ensure that those standards take adequate account of concentration of credit risk and the risks of nontraditional activities. The final rule amends the risk-based capital standards by explicitly identifying concentration of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy. First Indiana does not expect its required level of risk-based capital to increase by these rules.

Impact of Inflation and Changing Prices

     The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

     Virtually all of the assets and liabilities of a financial institution are monetary, which limits the usefulness of data derived by adjusting a financial institution's financial statements for the effects of changing prices.

Regulation

Federal Deposit Insurance Corporation Improvement Act of 1991

     The Federal Deposit Insurance Corporation Improvement
Act of 1991 ("FDICIA"), contains various provisions intended to recapitalize the Bank Insurance Fund and enacts a number of regulatory reforms that affect all insured depository institutions, regardless of the insurance fund in which they participate. Among other things, FDICIA grants the OTS broader regulatory authority to take prompt corrective action against insured institutions that do not meet capital requirements, including placing severely under-capitalized institutions into conservatorship or receivership. Since
First Indiana exceeded all capital requirements at December 31, 1995, these provisions are not expected to have any significant impact on its operations.

Savings and Loan Holding Company Regulations

     General. Under the Home Owner's Loan Act ("HOLA"), as amended, the Director of the OTS has regulatory jurisdiction over savings and loan holding companies. The Corporation, as a savings and loan holding company within the meaning of HOLA, is subject to regulation, supervision and examination by and the reporting requirements of the Director of OTS.

Savings Institution Regulation

     General.  As a SAIF-insured savings institution, First
Indiana is subject to supervision and regulation by the Director of OTS. Under OTS regulations, First Indiana is required to obtain audits by independent auditors and to be examined periodically by the Director of OTS. First Indiana is subject to assessments by OTS and the FDIC to cover the costs of such examinations. The
OTS may revalue assets of First Indiana based upon appraisals and require the establishment of specified reserves in amounts equal to the difference between such revaluation and the book value of the assets. The Director of the OTS also is authorized to promulgate regulations to ensure the safe and sound operations of savings institutions and may impose various requirements and restrictions on the activities of savings institutions.

     The regulations and policies of the Director of the OTS for the safe and sound operations of savings institutions can be no less stringent than those established by the OCC for national banks. Additionally, under the FDICIA, the OTS prescribed safety and soundness regulations in 1995 relating to (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth; and (vi) compensation and benefit standards for officers, directors, employees and principal shareholders. These regulations are not expected to have a material effect on First Indiana.

     As a member of SAIF, First Indiana is also subject to regulation and supervision by the FDIC, in its capacity as administrator of SAIF, to ensure the safety and soundness of SAIF.


     Qualified Thrift Lender Requirement.  In order for
First Indiana to exercise the powers granted to federally chartered savings institutions and maintain full access to FHLB advances, it must be a "qualified thrift lender" ("QTL"). A savings institution is a QTL if its qualified thrift investments equal or exceed 65 percent of the savings institution's portfolio assets on a monthly average basis in nine out of 12 months. As amended by the FDICIA, qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans, and mortgage-backed securities);
(ii) certain obligations of the FDIC, the Federal Savings and Loan Insurance Corporation Resolution Fund and the Resolution Trust Corporation (for limited periods); and (iii) shares of stock issued by any Federal Home Loan Bank, the Federal Home Loan
Mortgage Corporation, or the Federal National Mortgage
Association.

     At December 31, 1995, the qualified thrift investment percentage test for First Indiana was in excess of 87 percent. First Indiana complies with the new QTL test as revised upon enactment of FDICIA.

     Liquidity. Under applicable federal regulations, savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain banker's acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified Untied States government, state or federal agency obligations) equal to a monthly average of not less than a specified withdrawable deposits plus short-term borrowings. Under HOLA, this liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of four percent to ten percent, depending upon economic conditions and the deposit flows of member institutions. The Bank's liquidity ratio at December 31, 1995 was 6.50 percent. A savings institution is also required to maintain an average daily balance of short-term liquid assets at a specified percentage (currently one percent) of the total of the average daily balance of its net withdrawable deposits and short-term borrowing. At December 31, 1995, First Indiana was in compliance with these liquidity requirements.

     Loans-to-One-Borrower Limitations. HOLA generally requires savings institutions to comply with the loans-to-one-borrower limitations applicable to national banks. In general, national banks may make loans to one borrower in amounts up to 15 percent of the bank's unimpaired capital and surplus, plus an additional 10 percent of capital and surplus for loans secured by readily marketable collateral. At December 31, 1995, First
Indiana's  loan-to-one borrower limitation was approximately
$21.6 million, and no loans to a single borrower exceeded that amount.

     Commercial Real Property Loans. HOLA limits the aggregate amount of commercial real estate loans that a federal savings institution may make to an amount not in excess of 400 percent of the savings institution's capital. First Indiana was in compliance at December 31, 1995.

     Limitation on Capital Distributions. Under OTS regulations, a savings institution is classified as a tier 1 institution, a tier 2 institution or a tier 3 institution, depending on its level of regulatory capital both before and after giving effect to a proposed capital distribution. A tier 1 institution may generally make capital distributions in any calendar year up to 100 percent of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the percentage by which the institution's capital-to-assets ratio exceeds the ratio of its fully-phased-in capital requirements to its assets) at the beginning of the calendar year. No regulatory approval of the capital distribution is required, but prior notice must be given to the OTS. Restrictions exist on the ability of tier 2 and tier 3 institutions to make capital distributions. For purposes of these regulations, First Indiana is a tier 1 institution.

     Limitation of Equity Risk Investments. Under applicable regulations, First Indiana is generally prohibited from investing directly in equity securities and real estate (other than that used for offices and related facilities or acquired through, or in lieu of, foreclosure or on which a contract purchaser has defaulted). In addition, OTS regulations limit the aggregate investment by savings institutions in certain equity risk investments including equity securities, real estate, service corporations and operating subsidiaries and loans for the purchase of land and construction loans made after February 27, 1987 on non-residential properties with loan-to-value ratios exceeding 80 percent. At December 31, 1995, First Indiana was in compliance with the equity risk investment limitations.

     Insurance of Deposits.   FDIC-insured institutions pay
deposit insurance premiums between $.23 and $.31 per $100 of their domestic deposits, depending on their placement within one of nine categories. The categories are determined by (i) the insured institution's placement in capital group 1, 2, or 3, depending on its classification as "well-capitalized," "adequately capitalized," or "undercapitalized," and (ii) its supervisory rating of A, B, or C. Well-capitalized institutions with a supervisory rating of A pay
$.23 per $100 of deposits, while undercapitalized institutions with a rating of C pay $.31 per $100 of deposits. First Indiana was a well-capitalized institution at December 31, 1995, and pays $.23 per $100 of deposits.

     Legislation pending in Congress proposes a one-time assessment on all SAIF-insured deposits in the range of $.85 to $.90 per $100 of domestic deposits. This one-time assessment is intended to recapitalize the Savings Association Insurance Fund to the required level of 1.25 percent of insured deposits, and could be payable in 1996. If the assessment occurs, the effect on First
Indiana would be a pre-tax charge of approximately $8.9 million, but the Bank's well-capitalized ranking would not be adversely affected. At the current time, this legislation is awaiting the budget reconciliation between the Executive Branch and the Congress.


     Community Reinvestment Act. Ratings of depository institutions under the Community Reinvestment Act of 1977
("CRA") must be disclosed. The disclosure includes both a four-tier descriptive rating using terms such as satisfactory and unsatisfactory and a written evaluation of each institution's performance. Also, the FHLB is required to adopt regulations establishing standards of community investment and service for members of the FHLB System to meet to be eligible for long-term advances. Those regulations are required to take into account a savings institution's CRA record and the member's record of lending to first-time home buyers. The Corporation intends to maintain its long-standing record of community lending and to meet or exceed the CRA standards under FIRREA.

Transactions with Affiliates

     Pursuant to HOLA, transactions engaged in by a savings institution or one of its subsidiaries with affiliates of the savings institution generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal
Reserve Act. Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same as and at least as favorable to the member bank or its subsidiary as the terms that would apply to or would be offered in a comparable transaction with an unaffiliated party.

     Section 22(h) of the Federal Reserve Act imposes restrictions on loans to executive officers, directors and principal shareholders. Under Section 22(h), loans to an executive officer or to a greater than ten percent shareholder of a savings institution, or certain affiliated entities of either, may not exceed the institution's loan-to-one-borrower limit when considered with all other outstanding loans to such person and affiliated entities.
Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and greater than 10 percent shareholders of a savings institution and their respective affiliates, unless the loan is approved in advance by a majority of the board of directors of the institution with any interested director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, as the greater of $25,000 or 5 percent of capital and surplus (up to $500,000).
Further, the Federal Reserve Board requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons. First Indiana was in compliance with these regulations at December 31, 1995.

Federal Home Loan Bank System

     The Federal Home Loan Bank System consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility for member savings institutions. As a member of the FHLB of Indianapolis, First Indiana is required to own shares of capital stock in the FHLB in an amount at least equal to one percent of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of December 31, 1995, First Indiana was in compliance with this requirement.

Federal Reserve System

     The Federal Reserve Board has adopted regulations that require savings institutions to maintain non-earning reserves against their transaction accounts (primarily NOW and regular checking accounts) and non-personal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than one and one-half years. At December 31, 1995, First Indiana was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the Director of the OTS. Because required reserves must be maintained in the form of vault cash or non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

     Savings institutions also have the authority to borrow from the Federal Reserve discount window. Federal Reserve
Board regulations, however, require savings institutions to exhaust all the FHLB sources before borrowing from a Federal Reserve
Bank.  The FDICIA places limitations upon a Federal Reserve
Bank's ability to extend advances to under-capitalized and critically under-capitalized depository institutions. The FDICIA provides that a Federal Reserve bank generally may not have advances outstanding to an under-capitalized institution for more than 60 days in any 120-day period.

Taxation

     Federal.  The Corporation, on behalf of itself, First
Indiana and its subsidiaries, files a calendar tax year consolidated federal income tax return and reports items of income and expense using the accrual method of accounting.

     Savings institutions are generally taxed in the same manner as other corporations. Unlike other corporations, however, qualifying savings institutions such as First Indiana that meet certain definitional tests relating to the nature of their supervision, income, assets and business operations are allowed to establish a reserve for bad debts. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans" and "nonqualifying real property loans." "Qualifying real property loans" are, in general, loans secured by interests in improved real property or real property to be improved with the proceeds of the loan. The addition to the reserve with respect to "qualifying real property loans" may be based on the more favorable of the following two alternative methods: (I) a method based on the institution's actual loss experience (the "experience method") or (ii) a method based on a specified percentage of the institution's taxable income (the "percentage of taxable income method"). The addition to the reserve for nonqualifying real property loans must be computed under the experience method. First Indiana has generally computed additions to its reserves for losses on qualifying real property loans using the experience method.

     The amount of the bad debt deduction that a savings institution may claim with respect to additions to its reserve for bad debts is subject to certain limitations. First, the bad debt deduction may be reduced or eliminated entirely (regardless of the method of computation) unless at least 60 percent of the savings institution's assets fall within certain designated categories. Second, the bad debt deduction attributable to "qualifying real property loans" cannot exceed the greater of (i) the amount deductible under the experience method or (ii) the amount which, when added to the bad debt deduction for nonqualifying loans, equals the amount by which 12 percent of the sum of the total deposits and the advance payments by borrowers for taxes and insurance at the end of the taxable year exceeds the sum of the surplus, undivided profits and reserves at the beginning of the taxable year. Third, the amount of the bad debt deduction attributable to qualifying real property loans computed using the percentage of taxable income method is permitted only to the extent that the institution's reserve for losses on qualifying real property loans at the close of the taxable year, taking into account the addition to that reserve for the taxable year, does not exceed six percent of such loans outstanding at such time.

     Fourth, the amount of the bad debt deduction is reduced, but not below zero, by the amount of the addition to reserves for losses on nonqualifying loans for the taxable year. Finally, a savings institution that computes its bad debt deduction using the percentage of taxable income method and files its federal income tax return as part of a consolidated group, as First Indiana does, is required to reduce proportionally its bad debt deduction for losses attributable to activities of non-savings institution members of the consolidated group that are "functionally related" to the savings institution member. (The savings institution member is permitted, however, to proportionally increase its bad debt deduction in subsequent years to recover any such reduction to the extent the non-savings institution members realize income in subsequent years from their "functionally related" activities.) First Indiana does not expect these restrictions will operate to limit the amount of its otherwise available bad debt deductions in the reasonably foreseeable future.

     To the extent that (i) a savings institution's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under the experience method and (ii) the savings institution makes distributions to its shareholders that are considered to result in withdrawals from that excess bad debt reserve, then the amounts withdrawn will be included in the savings institution's taxable income. The amount considered to be withdrawn by such a distribution will be the amount of the distribution plus the amount necessary to pay the tax with respect to the withdrawal. Dividends paid out of the savings institution's current or accumulated earnings and profits as calculated for federal income tax purposes, however, will not be considered to result in withdrawals from its bad debt reserves. Distributions in excess of the savings institution's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation of the savings institution will be considered to result in withdrawals from the savings institution's bad debt reserve.

     Under Statement of Financial Accounting Standard No.
109, "Accounting for Income Taxes" ("SFAS 109"), the
Corporation may recognize deferred tax assets for deductible temporary differences based on an evaluation of the likelihood of realizing the underlying tax benefits. The realization of these benefits principally depends upon the following sources of taxable income (i) taxable income in the current year or prior years that is available through carryback (potential recovery of taxes paid for the current year or prior years), or (ii) future taxable income that will result from the reversal of existing taxable temporary differences (potential offsetting of deferred tax liabilities), or (iii) future taxable income, exclusive of the reversal of existing temporary differences, that is generated by future operations.

     In addition, tax-planning strategies may be available to accelerate taxable income or deductions, change the character of taxable income or deductions, or switch from tax-exempt to taxable investments so that there would be sufficient taxable income of the appropriate character and in the appropriate periods to allow for realization of the tax benefits.

     The Federal Financial Institutions Examination Council
(the "FFIEC") has adopted all provisions of SFAS 109 for regulatory reporting purposes, including those provisions related to deferred tax assets. However, the FFIEC agencies have imposed a limitation on the amount of net deferred tax assets that may be included in the calculation of regulatory capital. The limitation requires an institution to deduct from capital, when computing its regulatory capital ratios, any amount of net deferred tax asset that is not supported by the sum of the carryback potential of the institution plus the lower of the next twelve months' estimated earnings or ten percent of Tier 1 capital. At December 31, 1995, First Indiana met all the above requirements and had no adjustments to regulatory capital.

     The Internal Revenue Service has examined the tax returns of First Indiana through 1991, and the Indiana Department of Revenue has examined the state income tax returns of First Indiana through 1991. The State of Indiana is currently conducting a routine tax audit of First Indiana for the years 1992-1994.

     As a result of a routine tax audit, the IRS adjusted the timing of certain income taxes owed by First Indiana for the years ended December 31, 1985 and 1986. The adjustments involved the timing of First Indiana's deduction of interest expense paid on customers' certificate of deposit accounts. First Indiana paid the taxes and interest and subsequently filed for a refund of these amounts. The case is still pending, but a tentative settlement has been reached and the Bank is awaiting final governmental approval.

     State.     The State of Indiana imposes a franchise tax on
the "adjusted gross income" of financial institutions at a fixed rate of 8.5 percent per year. This franchise tax is imposed in lieu of the gross income tax, adjusted gross income tax, savings and loan excise tax and supplemental net income tax otherwise imposed on certain corporate entities and financial institutions. "Adjusted gross income" is computed by making certain modifications to an institution's federal taxable income. For example, tax-exempt interest is included in the savings institution's adjusted gross income, and the bad debt deduction is limited to actual charge-offs for purposes of this new financial institutions tax.

Service Corporation Subsidiaries

     OTS regulations permit federal savings institutions to invest in the capital stock, obligations or specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding two percent of an institution's assets, plus an additional one percent of assets if the amount over two percent is used for specified community or inner-city development purposes. In addition, federal regulations permit institutions to make specified types of loans to such subsidiaries (other than special-purpose finance subsidiaries), in which the institution owns more than ten percent of the stock, in an aggregate amount not exceeding 50 percent of the institution's regulatory capital if the institution's regulatory capital is in compliance with applicable regulations. FIRREA requires a savings institution which acquires a non-savings institution subsidiary, or which elects to conduct a new activity within a subsidiary, to give the FDIC and the OTS at least 30 days' advance written notice. The FDIC may, after consultation with the OTS, prohibit specific activities if it determines such activities pose a serious threat to SAIF. Moreover, savings institutions must deduct from capital, for purposes of meeting the leverage limit, tangible capital, and risk-based capital requirements, their entire investment in and loans to a subsidiary engaged in activities permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries).

     One Mortgage Corporation.  One Mortgage
Corporation is a wholly owned mortgage banking subsidiary which originates single-family residential mortgage loans outside of Indiana for sale to First Indiana or for sale into the secondary market. It originates loans through offices located in Brandon and Orlando, Florida, and in Charlotte and Raleigh, North Carolina.

     One Property Corporation. One Property Corporation is a wholly owned subsidiary formed in 1985 to engage in commercial real estate investment activities. To date, One Property Corporation has not engaged in any such activities.

     One Investment Corporation.  One Investment
Corporation is a wholly owned subsidiary of First Indiana and currently owns all of the outstanding stock of One Insurance Agency, Inc. One Investment Corporation also engages in securities brokerage through City Securities Corporation, an unaffiliated registered broker/dealer.

     One Insurance Agency, Inc.  One Insurance Agency,
Inc., a subsidiary of One Investment Corporation, engages in general insurance agency and insurance brokerage business and acts as an insurance agent. One Insurance Agency currently markets various insurance products which are underwritten by major insurance companies including a tax-deferred annuity.

     Pioneer Service Corporation.  Pioneer Service
Corporation is a wholly owned subsidiary of the Bank.  In April
1990, Pioneer Service Corporation invested in a limited partnership which was formed to develop and own a 112-unit apartment complex in Greencastle, Indiana.

Employees

     At December 31, 1995, the Corporation and its subsidiaries employed 588 persons, including part-time employees.
Management considers its relations with its employees to be excellent. None of these employees is represented by any collective bargaining group.

     The Corporation and its subsidiaries currently maintain a comprehensive employee benefit program providing, among other benefits, a qualified pension plan, a 401(k) plan, hospitalization and major medical insurance, paid sick leave, long-term disability insurance, life insurance, an employees' stock purchase plan, and reduced loan rates for employees who qualify.

Item 2. Properties

     At December 31, 1995, the Corporation operated through
28 full-service banking centers and six loan origination offices. The aggregate carrying value at December 31, 1995 of the properties owned or leased, including headquarters of properties and leasehold improvements at the leased offices, was $13.2 million. See Note 6 to the Corporation's Consolidated Financial Statements. The carrying value of First Indiana's data processing equipment at December 31, 1995 was $1.9 million.

     The following table sets forth information with respect to the Corporation's offices and office leases as of December 31, 1995:


                                                  Year              Owned         Expiration
                                                Opened or            or              Date
Office Location                                 Acquired            Leased         of Lease
---------------                                 ---------           ------        ----------
First Indiana
-------------
Downtown Banking Center                           1988              Leased        Mar. 1998 (a)
   and Corporate Headquarters
   135 N. Pennsylvania Street
   Indianapolis, Indiana

Eastgate Banking Center                           1957              Leased        Jan. 1999 (b)
   7150 E. Washington Street
   Indianapolis, Indiana

West Side Banking Center                          1988              Leased        Oct. 2003 (c)
   925 N. High School Road
   Indianapolis, Indiana

Nora Plaza Banking Center                         1959              Leased        Mar. 1997
   1300 E. 86th Street
   Indianapolis, Indiana

Southern Plaza Banking Center                     1960              Leased        Apr. 1999(b)
   4200 S. East Street
   Indianapolis, Indiana

Esquire Plaza Banking Center                      1962              Leased        May 2002(b)
   8205 Pendleton Pike
   Indianapolis, Indiana

Allisonville Banking Center                       1972              Leased        Sep. 1996(b)
   6254 Allisonville Road
   Indianapolis, Indiana

Carmel Banking Center                             1973              Owned
   2138 E. 116th Street
   Carmel, Indiana

Zionsville Banking Center                         1973              Leased        Jun. 1998
   75 Boone Village Shopping Center
   Zionsville, Indiana

Greenwood Banking Center                          1988              Leased        Nov. 2008 (c)
   8675 U.S. 31 South
   Indianapolis, Indiana

Washington Square Banking Center                  1988              Owned
   10040 E. Washington Street
   Indianapolis, Indiana

Brownsburg Banking Center                         1979              Leased        Dec. 2004 (b)
   1073 N. Green Street
   Brownsburg, Indiana

West 86th Banking Center                          1983              Owned
   1180 West 86th Street
   Indianapolis, Indiana

Franklin Banking Center                           1982              Owned
   198 N. Main Street
   Franklin, Indiana

East 82nd Banking Center                          1981              Leased        Mar. 1996 (d)
   7320 E. 82nd Street
   Indianapolis, Indiana

Westfield Banking Center                          1981              Owned
   111 E. Main Street
   Westfield, Indiana

Pendleton Banking Center                          1981              Owned
   115 W. State Street
   Pendleton, Indiana

Fishers Banking Center                            1990              Owned
   11991 Fishers Crossing Drive
   Fishers, Indiana

North 31 Banking Center                           1993              Owned
   14811 Greyhound Ct.
   Carmel, Indiana

Carmel Mortgage Services Office                   1991              Leased        Jan. 1999
   10401 N. Meridian, Suite 100
   Carmel, Indiana

Washington Square Office                          1977              Owned
   10044 E. Washington Street
   Indianapolis, Indiana

Greenwood Mortgage                                1984              Leased        Jun. 1997
   Services Office
   720 Fry Road
   Indianapolis, Indiana

South Bend Consumer Loan Office                   1992              Leased        July 1996
   6910 N. Gumwood Suite 12H
   Box 33
   Granger, Indiana

Columbus Consumer Loan Office                     1994              Leased        Sep. 1996
   425 W. Shrock, Suite 102
   Westerville, Ohio

Fort Wayne Consumer Loan Office                   1995              Leased        Sep. 1996
   3711 Rupp Drive, Suite 208
   Fort Wayne, Indiana

Louisville Consumer Loan Office                   1992              Leased        Apr. 1996
   3303 Plaza Drive, Suite 1
   New Albany, Indiana

One Mortgage Corporation                          1984              Leased        Jun. 1998
   2100 Rexford Road, Suite 204
   Charlotte, North Carolina

One Mortgage Corporation                          1985              Leased        Sep. 1997
   4700 Homewood Court Suite 100
   Raleigh, North Carolina

One Mortgage Corporation                          1992              Leased        May  1998
   445 North Wymore Road,
   Suite 201
   Winter Park, Florida

One Mortgage Corporation                          1990              Leased        Jan. 1997
   Sable Business Ctrs. V
   3922 Coconut Palm Dr., Suite 106
   Brandon, Florida

Greenwood Operations Center                       1993              Owned
   1300 Windhorst Way
   Greenwood, Indiana

Land - Outlot #1                                  1993              Owned
   Meridian Oaks Commercial
        Subdivision
   State Road 135 South
   Greenwood, Indiana

Downtown Evansville Banking Center                1977              Owned
   123 Main Street
   Evansville, Indiana

Mount Vernon Banking Center                       1965              Owned
   405 E. 4th Street
   Mt. Vernon, Indiana

East Side Banking Center                          1980              Owned
   4720 Lincoln Avenue
   Evansville, Indiana

Bell Oaks Banking Center                          1980              Owned
   8388 Bell Oaks Drive
   Newburgh, Indiana


North Brook Banking Center                        1986              Owned
   3540 First Avenue
   Evansville, Indiana

Mooresville Banking Center                        1952              Owned
   24 West Main Street
   Mooresville, Indiana

Drive-Up Banking Center                           1982              Owned
   33 West Main Street
   Mooresville, Indiana

Spring Mill Banking Center                        1984              Owned
   24 Springmill Court
   Mooresville, Indiana

Rushville Banking Center                          1985              Owned
   201 Harcourt Way
   Rushville, Indiana

Downtown Rushville Banking Center                 1955              Owned
   315 North Main Street
   Rushville, Indiana

(a)  The lease also provides six ten-year renewal options.
(b)  The lease also provides a five-year renewal option.
(c)  The lease also provides two five-year renewal options.
(d)  This banking center is moving to 7652 N. Shadeland Avenue,
     Indianapolis, in April 1996.


Item 3. Legal Proceedings

     As a result of a routine audit, the Internal Revenue
Service assessed additional income taxes of approximately
$1,500,000 related to the years ended December 31, 1986 and 1985. The assessment involved the timing of First Indiana's deduction for accrued interest expense relating to customers' certificate of deposit accounts. The assessed tax and interest were paid in the tax year ending December 31, 1990 and claim for refund was subsequently filed. The Corporation is now negotiating a settlement with the United States Department of Justice - Tax
Division.

     Other than the above mentioned item, there are no pending legal proceedings to which the Corporation or any subsidiary was a party or to which any of their property is subject other than routine litigation incidental to the Corporation's business. In the opinion of management, such litigation is not material to the Corporation's business, operations, or financial condition.

Item 4. Submission of Matters to a Vote of Security
Holders

     No matters were submitted to a vote of the Corporation's security holders during the three months ended December 31, 1995.

              Part II

Item 5. Market for the Registrant's Common Equity and
Related Shareholder Matters

     The information required by this item is incorporated by reference from page xiv of the Corporation's 1995 Annual Report under the heading, "Corporate Profile."

     For restrictions on the Corporation's present or future ability to pay dividends, see Note 11 of "Notes to Consolidated Financial Statements" on page 24 - 25 of the Corporation's 1995 Annual Report, which is incorporated herein by reference.

     The Corporation paid a cash dividend of $.12 per share outstanding in each quarter of 1995 and $.11 per share outstanding in each quarter of 1994, as adjusted for stock splits on March 1, 1996 and March 17, 1994.

Item 6. Selected Financial Data

     The information required by this item is incorporated by reference to page 1 of the Corporation's 1995 Annual Report from the material under the heading "Five-Year Summary of Selected
Financial Data."


Item 7. Management's Discussion and Analysis of
Financial Condition and Results of
Operations

     The information required by this item is incorporated by reference to pages 2 - 11 of the Corporation's 1995 Annual Report from the material under the heading "Financial Review."


Item 8. Financial Statements and Supplementary Data

     The Corporation's Consolidated Financial Statements and Notes to Consolidated Financial Statements at December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995 are incorporated by reference to pages 12 - 30 of the Corporation's 1995 Annual Report. The Corporation's unaudited quarterly financial data for the two-year period ended December 31, 1995 is incorporated by reference to Note 15 of "Notes to Consolidated Financial Statements" on page 29 of the Corporation's 1995 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.
             Part III

Item 10. Directors and Executive Officers of the
Registrant

     The information required by this item with respect to the directors is incorporated by reference to pages 3-5 and page 14 of the Corporation's Proxy Statement dated March 13, 1996 under the heading "Election of Directors," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

     The following table sets forth information about the executive officers of the Corporation and the Bank who are not directors of the Corporation or the Bank. All executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.


                                                                                   Year First
     Name                      Position                         Age             Elected Officer
   -------------              -------------                   -------           ---------------
David L. Gray              Vice President and Treasurer         52                 1981
                           of the Corporation; Chief
                           Financial Officer, Treasurer,
                           and Senior Vice President,
                           Internal Support Services
                           Division of the Bank

David A. Lindsey           Senior Vice President,               45                 1983
                           Consumer Banking Sales
                           Division of the Bank;
                           President, One Mortgage Corporation
                           and One Insurance Agency

Merrill E. Matlock         Senior Vice President,               46                 1984
                           Commercial Banking Division
                           of the Bank

Timothy J. O'Neill         Senior Vice President,               48                 1972
                           Consumer Banking Services
                           Division of the Bank

Kenneth L. Turchi          Senior Vice President,               37                 1987
                           Marketing and Strategic
                           Planning Division of the Bank


     David L. Gray has been with the Bank since July 1981, and currently serves as the Corporation's vice president and treasurer, and the Bank's chief financial officer, treasurer, and senior vice president, Internal Support Services Division. He also serves as the chairman of the Bank's Asset/Liability Committee.

     David A. Lindsey has been with the Bank since January
1983, serving as the Bank's senior vice president, Consumer Banking Sales Division. His duties include mortgage and consumer lending, retail deposit activities, supervision of the Bank's branches, and customer assistance. He also is responsible for the management of the Bank's investment, insurance and mortgage banking subsidiaries.

     Merrill E. Matlock is senior vice president of the Bank's
Commercial Banking Division. He is responsible for the Bank's construction, business, and commercial real estate lending. Mr.
Matlock has worked for First Indiana since 1984 and was most recently first vice president of the construction lending department.

     Timothy J. O'Neill has been with the Bank since 1970.
He currently serves as the Bank's senior vice president, Consumer
Banking Services Division. He is responsible for the administration of the processing and servicing of the Bank's lending and deposit products.

     Kenneth L. Turchi joined First Indiana in September 1985 and currently serves as senior vice president, Marketing and Strategic Planning Division. His duties include strategic planning, marketing, advertising, market research, investor relations, and public relations.


Item 11. Executive Compensation.
     The information required by this item with respect to executive compensation is incorporated by reference to pages 7-14 of the material under the heading "Executive Compensation" in the Corporation's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial
Owners and Management

     The information required by this item is incorporated by reference to pages 1-6 of the material under the heading "Voting
Securities and Beneficial Owners" and "Proposal No 1: Election of
Directors" in the Corporation's Proxy Statement.


Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to page 6 of the material under the heading "Certain
Transactions" in the Corporation's Proxy Statement.

              Part IV

Item 14. Exhibits, Financial Statement Schedules, and
Reports on Form 8-K

a.   The following documents are filed as part of this report:

                                                        1995 Annual
                                                        Report
                                                        (Exhibit 13)
    Financial Statements                                Page(s)
    --------------------                                ------------

Consolidated Balance Sheets as of
  December 31, 1995 and 1994                                 12

Consolidated Statements of Earnings
   for the Years Ended December 31, 1995, 1994 and 1993      13

Consolidated Statements of Shareholders' Equity
   for the Years Ended December 31, 1995, 1994 and 1993      14

Consolidated Statements of Cash Flows
   for the Years Ended December 31, 1995, 1994 and 1993      15

Notes to Consolidated Financial Statements                 16-30

Independent Auditors' Report                                 31

Exhibits
Refer to list of exhibits on pages                           35-37

b.   Reports on Form 8-K
     No Reports on Form 8-K were filed during the three months ended December 31, 1995.

c. The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit index on pages 35-37.

d.   Financial Statement Schedules required by Regulation S-X.

          None

             Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDIANA CORPORATION

By:  /s/Owen B. Melton, Jr.
     Owen B. Melton, Jr.
     President and Chief Operating Officer
     Date: March 21, 1996

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                 Officers


By: /s/Robert H. McKinney                   By: /s/David L. Gray
     Robert H. McKinney                         David L. Gray
     Chairman and Chief                         Vice President and
       Executive Officer                           Treasurer
     Date: March 21, 1996                       Date: March 21, 1996

                                 Directors


By: /s/Gerald L. Bepko                      By: /s/Robert H. McKinney
    Gerald L. Bepko                             Robert H. McKinney
    Date: March 21, 1996                        Date: March 21, 1996

By: /s/Douglas W. Huemme                    By: /s/Owen B. Melton, Jr.
    Douglas W. Huemme                           Owen B. Melton, Jr.
    Date: March 21, 1996                        Date: March 21, 1996

By: /s/Marni McKinney                       By: /s/Phyllis W. Minott
    Marni McKinney                              Phyllis W. Minott
    Date: March 21, 1996                        Date: March 21, 1996

By: /s/John W. Wynne                        By: /s/Michael L. Smith
    John W. Wynne                               Michael L. Smith
    Date: March 21, 1996                        Date: March 21, 1996

By: /s/H.J. Baker
    H.J. Baker
    Date: March 21, 1996


Exhibit Index

                                                                                         Page(s)
Exhibit                                                                              (by Sequential
Number                                                                              Numbering System)
2(a)       Amended and Restated Merger Agreement, dated as of February 28,
           1992 and restated as of September 8, 1992, among Registrant,
           Mooresville Savings Bank ("Mooresville"),  and First Indiana.*

2(b)       Amended and Restated Merger Agreement, dated as of November 8,
           1991 and restated as of September 4, 1992, among Registrant, First
           Federal Savings and Loan Association of Rushville ("Rushville"), and
           First Indiana.*

2(c)       Amended and Restated Mooresville Plan of Merger Conversion. *

2(d)       Amended and Restated Rushville Plan of Merger Conversion. *

3(a) Articles of Incorporation and Bylaws of First Indiana Corporation, incorporated by reference to Exhibit 3(a) of the Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1994.

4(a) Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4(c) of the Registrant's registration statement on Form S-1, filed as No. 33-46547 on March 20, 1992.

10(a)      First Indiana Bank  1983 Stock Option and Incentive Plan,
           incorporated by reference to Exhibit 10(a) of the Registrant's statement on Form S-4 filed as File No. 33-3273 on February 18, 1986, as amended.

10(b) First Indiana Bank 1988 Management Performance Incentive Plan, incorporated by reference to Exhibit 10(b) of the Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1987.

10(c) First Indiana Bank 1988 Long-Term Management Performance Plan, incorporated by reference to Exhibit 10(c) of the Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1987.

10(d) First Indiana Corporation 1987 Stock Option and Incentive Plan, incorporated by reference to Exhibit 1 of the Registrant's February 27, 1987 Proxy Statement pages E-1 to E-8.

10(e) First Indiana Corporation Directors' Deferred Fee Plan, incorporated by reference to Exhibit 10(e) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

10(f) First Indiana Bank 1990 Management Performance Incentive Plan, incorporated by reference to Exhibit 10(f) of the Registrant's Annual
           Report on From 10-K for the year ended December 31, 1988.

10(g)      Form of Employment Agreement between Registrant and Maurice E.
           Mobley, incorporated by reference to Exhibit 10(a) of the Registrant's registration statement on Form S-1, filed as File No. 33-27459 on March 9, 1989.


10(h)      Form of Amended and Restated Supplemental Pension Benefits
           Agreement between Registrant and Maurice E. Mobley, incorporated by reference to Exhibit 10(b) of the Registrant's registration statement on Form S-1, filed as File No. 33-27459 on March 9, 1989.

10(i) First Indiana Corporation 1989 Stock Option Plan, incorporated by reference to Exhibit 10(i) of the Registrant's Annual Report on Form
           10-K for the year ended December 31, 1989.

10(j) First Indiana Bank 1991 Management Performance Incentive Plan, incorporated by reference to Exhibit 10(j) of the Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1990.

10(k)      First Indiana Bank 1991 Long-Term Management Performance
           Incentive Plan, incorporated by reference to Exhibit 10(k) of the Registrant's Annual Report on Form 10-K for the year ended
           December 31, 1990.

10(l)      Mid-West Federal Savings Bank Nonqualified Retirement Plan for
           Directors, incorporated by reference to Exhibit 10(l) of the Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1990.

10(m)      Nonqualified Deferred Compensation Program for the Directors of
           Mid-West Federal Savings Bank, incorporated by reference to Exhibit
           10(m) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

10(n) First Indiana Corporation 1991 Stock Option and Incentive Plan, incorporated by reference to Exhibit A of the Registrant's March 20, 1991 Proxy Statement, Pages A-1 to A-8.

10(o) First Indiana Corporation 1992 Director Stock Option Plan, incorporated by reference to Exhibit A of the Registrant's March 13, 1992 Proxy Statement, Pages A-1 to A-3.

10(p)      Form of Employment Agreement between First Indiana and each of
           Boyd C. Head, N. Thomas Lloyd and John D. Ehrhart (included as
           Exhibits A, B and C, respectively, to Exhibit 2(a) above).

10(q)      Form of Employment Agreement between First Indiana and each of
           Eugene Spurlin and Garry E. Cooley (included as Exhibits A and B, respectively, to Exhibit 2(b) above).

10(r) Form of Executive Supplement Retirement Income Agreement between First Indiana and each of Boyd C. Head, N. Thomas Lloyd and
           John D. Ehrhart (included as Exhibits D, E and F, respectively, to
           Exhibit 2(a) above.

10(s) First Indiana Corporation 1992 Stock Option Plan, incorporated by reference to Exhibit A of the Registrant's March 12, 1993 Proxy
           Statement, pages 15 to 19.

13         1995 Annual Report.                                                          10-K 38-89

21         Subsidiaries of First Indiana Corporation and First Indiana Bank.            10-K 90


22         Definitive Proxy Statement relating to the 1996 Annual Meeting of
           Shareholders.                                                                10-K 91-110

23         Consent of KPMG Peat Marwick LLP.                                            10-K 111

27         Financial Data Schedule.                                                     10-K 112

* Previously Filed