Form 10-Q
period 1996-03-31
FIRST INDIANA CORP
filed 1996-05-10
CIK 789670

United States Securities and Exchange Commission
              Washington, D.C.  20549
                     Form 10-Q
(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
   For the quarterly period ended March 31, 1996

                         or

(  )  Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
For the Transition Period from ________ to ________
           Commission File Number 0-14354

             FIRST INDIANA CORPORATION
(Exact name of registrant as specified in its charter)


         Indiana                                   35-1692825
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)




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


Common Stock, par value $0.01 per share                 8,278,225 Shares
          Class                                      Outstanding at 4/30/96

     FIRST INDIANA CORPORATION AND SUBSIDIARIES
                     FORM 10-Q
                       INDEX


                                                          Page


Part I              Financial Highlights                   3

Item 1.             Financial Statements:

                    Consolidated Balance Sheets as of
                    March 31, 1996 and December 31,
                    1995                                   4

                    Consolidated Statements of Earnings
                    for the Three Months Ended March 31,
                    1996 and 1995                          5

                    Consolidated Statements of
                    Shareholders' Equity for the Three
                    Months Ended March 31, 1996            6

                    Consolidated Statements of Cash
                    Flows for the Three Months Ended
                    March 31, 1996 and 1995                7

                    Notes to Consolidated Financial
                    Statements                             8


Item 2.             Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                         10

Part II             Other Information                     17

                    Signatures                            18

FINANCIAL HIGHLIGHTS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)

                                           For the Three Months Ended
                                                 March 31,
                                       ------------------------------
                                              1996           1995

Total Interest Income                 $      32,235  $      28,652
Total Interest Expense                       16,495         15,127
Net Earnings                                  4,509          4,300

Primary Earnings Per Share                     0.53           0.49
Fully Diluted Earnings Per Share               0.52           0.49
Dividends Per Share                            0.14           0.11

Net Interest Margin                            4.40 %         3.99 %
Net Interest Spread                            3.80           3.52
Return on Average Equity                      13.72          14.31
Return on Average Assets                       1.21           1.22
Average Shares Outstanding                8,275,158      8,476,384
Primary Shares Outstanding                8,583,895      8,706,910
Fully Diluted Shares Outstanding          8,592,210      8,722,419


                                                At March 31,
                                        --------------------------
                                            1996           1995
                                          ---------      ---------
Assets                                $   1,476,879  $   1,475,157
Loans-Net                                 1,215,124      1,173,705
Deposits                                  1,119,824      1,038,597
Shareholders' Equity                        132,245        117,941
Shareholders' Equity/Assets                    8.95 %         8.00 %
Shareholders' Equity Per Share        $       15.97  $       14.39
Market Closing Price                          22.75          14.17
Price/Earnings Multiple                       10.94 x         7.20 x


                                             At March 31, 1996
                                           ------------------------
                                             Actual        Required
                                            ---------      ---------
Capital Ratios
Tangible Capital/Total Assets                   8.68%         1.50 %
Core (Tier One) Capital/Total Assets            8.68%         3.00 %
Risk-Based Capital/Risk-Weighted Assets        12.19%         8.00 %

CONSOLIDATED BALANCE SHEETS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
                                                        March 31,      December 31,
                                                          1996             1995
                                                        (Unaudited)
                                                      -------------   --------------
Assets
  Cash                                             $         21,869 $         24,000
  Federal Funds Sold                                         20,000           33,000
                                                             ------           ------
    Total Cash and Cash Equivalents                          41,869           57,000
  Investments Held for Sale                                 105,876           96,813
  Investments (Market Value of $5,908 and $5,949)             5,760            5,843
  Mortgage-Backed Securities - Net(Market Value of
    $46,641 and $50,426)                                     46,049           49,498
  Loans Held for Sale                                        56,496           52,733
  Loans Receivable                                        1,174,875        1,214,227
  Less Allowance for Loan Losses                             16,247           16,234
                                                          ---------        ---------
  Loans Receivable - Net                                  1,215,124        1,250,726
  Premises and Equipment                                     13,182           13,157
  Accrued Interest Receivable                                11,347           11,645
  Real Estate Owned - Net                                     1,540            1,877
  Prepaid Expenses and Other Assets                          36,132           37,390
                                                          ---------        ---------
    Total Assets                                   $      1,476,879 $      1,523,949
                                                          =========        =========
Liabilities and Shareholders' Equity
Liabilities
  Non-Interest-Bearing Deposits                    $         81,102 $         64,343
  Interest-Bearing Deposits                               1,038,722        1,054,743
                                                          ---------        ---------
    Total Deposits                                        1,119,824        1,119,086
  Federal Home Loan Bank Advances                           175,465          214,781
  Short-Term Borrowings                                      23,024           38,642
  Accrued Interest Payable                                    2,682            2,715
  Advances by Borrowers for Taxes and Insurance               3,623            2,107
  Other Liabilities                                          13,620           10,688
                                                          ---------        ---------
    Total Liabilities                                     1,338,238        1,388,019

  Negative Goodwill                                           6,396            6,633
                                                          ---------        ---------
Shareholders' Equity
  Preferred Stock, $.01 Par Value:  2,000,000 Shares
    Authorized; None Issued                                 -                -
  Common Stock, $.01 Par Value:  16,000,000 Shares
    Authorized; 8,278,225 and 8,272,323 Shares Issued and
    Outstanding                                                  88               88
  Paid-In Capital in Excess of Par                           32,896           32,715
  Retained Earnings                                         105,830          102,449
  Net Unrealized Loss on Securities Available For Sale         (219)             395
  Treasury Stock-at Cost, 470,133 Shares in 1996 and         (6,350)          (6,350)
                                                          ---------          -------
      Total Shareholders' Equity                            132,245          129,297
                                                          ---------          -------
Total Liabilities and Shareholders' Equity         $      1,476,879 $      1,523,949
                                                          =========        =========
See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF EARNINGS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                         Three Months Ended March 31,
                                             1996          1995
                                         ----------------------------
Interest Income
 Loans                                 $      29,540 $      24,950
 Mortgage-Backed Securities                      844         1,190
 Investments                                   1,611         2,358
 Federal Funds Sold and Interest-Bearing         240           154
                                             -------       -------
  Total Interest Income                       32,235        28,652
                                             -------       -------
Interest Expense
 Deposits                                     13,262        11,570
 Federal Home Loan Bank Advances               2,871         2,977
 Short-Term Borrowings                           362           580
 Mortgage-Backed Bonds                             -             -
                                              ------        ------
  Total Interest Expense                      16,495        15,127
                                              ------        ------
Net Interest Income                           15,740        13,525
Provision for Loan Losses                      1,925           900
                                              ------        ------
Net Interest Income After
 Provision For Loan Losses                    13,815        12,625
                                              ------        ------

Non-Interest Income
Sale of Investments Held For Sale                208           (51)
Sale of Loans                                  1,093           119
Sale of Deposits                                   -         1,497
Dividends on Federal Home Loan Bank Stock        263           210
Loan Servicing Income                            651           770
Loan Fees                                        550           487
Insurance Commissions                            346           205
Accretion of Negative Goodwill                   237           237
Other                                          1,177           911
                                               -----         -----
  Total Non-Interest Income                    4,525         4,385
                                               -----         -----
Non-Interest Expense
Salaries and Benefits                          5,346         5,575
Net Occupancy                                    785           765
Deposit Insurance                                644           536
Real Estate Owned Operations - Net                95          (624)
Equipment                                      1,076         1,154
Office Supplies and Postage                      549           468
Other                                          2,604         2,088
                                              ------        ------
  Total Non-Interest Expense                  11,099         9,962
                                              ------        ------
Earnings Before Income Taxes                   7,241         7,048
Income Taxes                                   2,732         2,748
                                              ------        ------
Net Earnings                           $       4,509 $       4,300
                                              ======        ======
Primary Earnings Per Share             $        0.53 $        0.49
                                              ======        ======
Fully Diluted Earnings Per Share       $        0.52 $        0.49
                                              ======        ======
Dividends Per Common Share             $        0.14 $        0.11
                                              ======        ======

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)                         Paid-In                  Net Unrealized               Total
(Unaudited)                                                           Capital                Loss on Securities            Share-
                                               Common Stock          in Excess    Retained     Available for  Treasury    holders'
                                               Shares      Amount      of Par     Earnings           Sale        Stock     Equity
                                              ---------   --------   ----------   ---------    -------------  --------   --------
Balance at December 31, 1995                  8,272,323         $88     $32,715    $102,449          $395     ($6,350)   $129,297
   Common Stock Issued Under Restricted
     Stock Plans-Net of Amortization                  -           -         128          34             -           -         162
   Exercise of Stock Options                      6,612           -          69           -             -           -          69
   Unrealized Gain on Securities Available
     for Sale, Net of Income Taxes of $(149)          -           -           -           -          (614)          -        (614)
  Common Stock Issued Under Deferred
     Compensation Plan                                -           -           -          (3)            -           -          (3)
   Net Earnings For The Three Months
     Ended March 31, 1996                             -           -           _       4,509             -           -       4,509
   Dividends on Common Stock                          -           -           -      (1,159)            -           -      (1,159)
   Payment for Fractional Shares                   (710)          -         (16)          -             -           -         (16)
   Purchase of Treasury Stock                         -           -           -           -             -           -           0
                                              -----------------------------------------------------------------------------------
Balance at March 31, 1996                     8,278,225         $88     $32,896    $105,830         ($219)    ($6,350)   $132,245
                                              ===================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands)


                                                              Three Months Ended March 31,
                                                                  1996          1995
                                                              ---------------------------
Cash Flows from Operating Activities
  Net Earnings                                              $       4,509 $       4,300
Adjustments to Reconcile Net Earnings to:
    Net Cash Provided (Used) by Operating Activities
     (Gain) Loss on Sale of Assets                                 (1,303)       (1,567)
     Amortization                                                     628           365
     Amortization of Restricted Stock Plan                            162            47
     Depreciation                                                     492           465
     Net (Accretion) Amortization of Loans
      and Mortgage-Backed Securities                                  (42)          325
     Provision for Loan Losses                                      1,925           900
     Origination of Loans Held For Sale
      Net of Principal Collected                                  (88,842)       (8,178)
     Proceeds from Sale of Loans Held for Sale                     86,172        12,799
     Change In:
       Accrued Interest Receivable                                    298          (473)
       Other Assets                                                 1,113        (2,719)
       Accrued Interest Payable                                       (33)          634
       Other Liabilities                                            2,932         3,522
                                                                   -------      --------
       Net Cash Provided (Used) by Operating Activities             8,011        10,420
                                                                   -------      --------
Cash Flows from Investing Activities
  Proceeds from Maturities of Investment Securities                 4,304         5,022
  Proceeds from Sale of Investments Held for Sale                  15,543         1,370
  Purchase of Investment Securities Available for Sale            (29,778)           --
  Principal Collected on Mortgage-Backed Securities                 3,449         3,834
  Originations of Loans Net of Principal Collected                 34,917      (100,831)
  Proceeds from Sale of Loans                                       2,730            --
  Purchase of Premises and Equipment                                 (518)         (308)
                                                                   ------       -------
    Net Cash Used by Investing Activities                          30,647       (90,913)
                                                                   ------       -------
Cash Flows from Financing Activities
  Net Change in Deposits                                              738        47,393
  Proceeds from Sale of Deposits                                       --       (25,462)
  Repayment of Federal Home Loan Bank Advances                   (140,026)      (66,024)
  Borrowings of Federal Home Loan Bank Advances                   100,710       114,000
  Net Change in Short-Term Borrowings                             (15,618)        8,676
  Net Change in Advances by Borrowers
    for Taxes and Insurance                                         1,516         2,042
  Stock Option Proceeds                                                69             6
  Payment for Fractional Shares                                       (16)           --
  Dividends Paid                                                   (1,159)         (993)
  Purchase of Treasury Stock                                           --        (6,203)
  Common Stock Issued Under Deferred Compensation Plan                 (3)           --
                                                                  --------       ------
    Net Cash Provided by Financing Activities                     (53,789)       73,435
                                                                  --------       ------
Net Change in Cash and Cash Equivalents                           (15,131)       (7,058)
Cash and Cash Equivalents at Beginning of Period                   57,000        39,684
                                                                   -------       ------
Cash and Cash Equivalents at End of Period                  $      41,869 $      32,626
                                                                   ======        ======
Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
  Interest on Deposits, Advances, and
    Other Borrowed Money                                    $      16,528 $      14,493
  Income Taxes                                                         --           600
  Transfer of Loans to Real Estate Owned                              165           107

See Notes to Consolidated Financial Statements


     FIRST INDIANA CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Three Months Ended March 31, 1996
                    (Unaudited)

Note 1  -  Basis of Presentation

     The foregoing consolidated financial statements are unaudited.
However, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The consolida-ted financial statements include the accounts of First Indiana Corporation and subsidiaries (the "Corporation"). The principal subsidiary of the Corporation is First Indiana Bank and its subsidiaries (the "Bank"). A summary of the Corporation's significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2  -  Earnings Per Share

     Earnings per share for 1996 and 1995 are computed by dividing net earnings by the primary and fully diluted shares of common stock and common stock equivalents outstanding during the period (8,583,895 and 8,592,210 for the three months ended March 31, 1996 and 8,706,911 and 8,722,420 for the three months ended March 31, 1995) after giving retroactive effect to a six-for-five stock split in March 1996.

Note 3 -  Allowance for Loan Loss Reserve

     Allowances have been established for possible losses on loans and real estate owned ("REO"). The provisions for losses charged to operations are based on management's judgment of current circumstances and the credit risk of the loan portfolio and REO. Management believes that these allowances are adequate. While management uses available information to recognize losses on loans and REO, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examinations, periodically review these allowances and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Note 4 - Current Accounting Pronouncements

     The Bank originates mortgage loans for sale to the secondary market, and sells the loans with servicing either retained or released. Effective January 1, 1996, the Bank adopted Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" (FAS 122). For servicing retained loan sales, this Statement requires capitalization of the cost of mortgage servicing rights, regardless of whether those rights were acquired through purchase or origination activities. Prior to adoption of FAS 122, only purchased loan servicing rights were capitalized.

     Beginning in 1996, the total cost of mortgage loans originated with the intent to sell is allocated between the loan servicing right and the mortgage loan without servicing based on their relative fair values at the date of sale. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenue. For this purpose, estimated servicing revenues include late charges and other ancillary income. Estimated servicing costs include direct costs associated with performing the servicing function and appropriate allocations of other costs.

     Mortgage servicing rights are periodically evaluated for impairment by stratifying them based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), investor type (FHLMC, GNMA, private), term, and note rate. Impairment represents the excess of cost of an individual mortgage servicing rights stratum over its fair value, and is recognized through a valuation allowance.

     Fair values for individual stratum are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of loan servicing rights, and the related valuation allowance, to change significantly in the future. As of March 31, 1996, the balance of capitalized loan servicing rights was $286,000.

Note 5 - Current Regulatory Issues

     Legislation pending in Congress proposes a one-time assessment on all SAIF-insured deposits in the range of $.85 to $.90 per $100 of domestic deposits. This one-time assessment is intended to recapitalize the Savings Association Insurance Fund to the required level of 1.25% of insured deposits and could be payable in 1996. The legislation is currently awaiting the budget reconciliation between the Executive Branch and the Congress, and to date has not been included in any of the budget reconciliation bills.

     If the assessment is made, the effect on First Indiana would be a pre-tax charge of approximately $8,900,000. The Bank's well-capitalized ranking would not be adversely affected.

Note 6 -  Reclassifications

     Certain amounts in the 1995 Consolidated Financial Statements have been reclassified to conform to the 1996 presentation.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Summary of Corporation's Results

     First Indiana Corporation and subsidiaries had net earnings of
$4,509,000 for the first quarter of 1996, compared with net earnings of $4,300,000 in the first quarter of 1995. Earnings per share for the three months ended March 31, 1996 were $.52, compared with $.49 per share for the
same period one year ago.   Cash dividends per share for the first three months
of 1996 and 1995 were $.14 and $.11 per share, respectively.

Net Interest Income

     Net interest income was $15,740,000 for the three months ended March 31, 1996, compared with $13,525,000 for the three months ended March 31,
1995.   The increase in net interest income can be attributed to loan growth and a favorable interest-rate environment.

     Total loans outstanding grew four percent to $1,215,124,000 at March
31, 1996, compared with $1,173,705,000 one year earlier. Much of the Bank's growth stemmed from three areas targeted for expansion: home equity, business and residential construction loans. At March 31, 1996, home equity loans outstanding were $473,846,000, compared with $381,817,000 at March 31, 1995, a 24 percent increase. Business and land development loans were $77,114,000 at March 31, 1996, compared with $44,111,000 one year earlier, a 75 percent increase. Residential construction loans stood at $139,988,000, compared with $135,847,000 at March 31, 1995, a three percent increase. The Bank is capitalizing on consumer demand for home equity loans and lines of credit by offering streamlined approval and no closing costs or annual fees. These products help maintain the Bank's competitive edge and further enhance its reputation as an innovative real estate lender.

     Interest income for the first quarter of 1996 was $32,235,000, compared with $28,652,000 for the three months ended March 31, 1995.
Interest expense for the first quarter of 1996 was $16,495,000, compared with $15,127,000 for the three months ended March 31, 1995.

     During the first quarter of 1996, the Corporation's cost of funds was
5.21 percent, compared with 4.93 percent one year ago. The yield on earning assets was 9.01 percent for the first quarter of 1996, compared with 8.45 percent one year ago. Growth in higher-yielding loans contributed to the stronger margin.

     Annualized return on total average assets was 1.21 percent for the three months ended March 31, 1996, compared with 1.22 percent for the same period in 1995.

Net Interest Margin

     Net interest margin consists of two components: interest-rate spread and the contribution of interest-free funds (primarily capital and other non-interest-bearing liabilities). The following analysis of net interest margin reflects the favorable impact of the Corporation's asset-sensitive position.

                                     Three Months Ended March 31,
                                     ----------------------------
(Dollars in Thousands)                      1996          1995
                                       ---------     ----------
Net Interest Income                $      15,740 $      13,525
                                       =========     ==========

Average Interest-Earning Assets    $   1,431,008 $   1,356,243
Average Interest-Bearing Liabilities   1,266,107     1,227,493
                                       ---------     ---------
Average Interest-Free Funds        $     164,901 $     128,750
                                       =========     =========

Yield on Interest-Earning Assets            9.01%         8.45%
Yield on Interest-Bearing Liabilities       5.21%         4.93%
                                       ---------     ---------
Interest-Rate Spread                        3.80%         3.52%
Impact of Interest-Free Funds               0.60%         0.47%
                                       ---------     ---------
Net Interest Margin                         4.40%         3.99%
                                       =========     =========

All non-accruing delinquent loans have been included in average interest-earning assets.


Non-Performing Assets and Summary of Loan Loss Experience

     The following table analyzes the allowance for losses on loans and real estate owned ("REO") for the three months ended March 31, 1996 and 1995.

                                        Loan                REO               Loan and REO
                                       Loss Allowance   Loss Allowance      Loss Allowance
                                       --------------   ---------------     --------------
                                        1996     1995     1996     1995     1996     1995
(Dollars in Thousands)                ------    ------   -----   ------   ------   -------

Balance of Loss Allowance
 at Beginning of Year                $16,234  $12,525   $1,066   $1,217  $17,300  $13,742
Provision for Losses                   1,925      900       --       --    1,925      900
Charge-Offs -- Residential                (9)     (34)      --      (50)      (9)     (84)
            -- Consumer               (1,993)    (921)     (22)     (15)  (2,015)    (936)
            -- Construction               --      (17)      --      (62)       0      (79)
            -- Commercial Rea             --     (105)      --       --        0     (105)
Recoveries -- Residential                  1        1       --       23        1       24
           -- Consumer                    54       42       --       --       54       42
           -- Construction                27       10       --        4       27       14
           -- Business                     8       --       --       --        8        0
                                     -------  -------  -------   ------  -------  -------
Balance at March 31,                 $16,247  $12,401   $1,044   $1,117  $17,291  $13,518
                                     =======  =======  =======   ======  =======  =======

Ratio of Allowance for Loan Losses to Loans
  Receivable                            1.38%    1.05%

Ratio of REO Loss Allowance to Real Estate Owned         40.40%   17.47%

Ratio of Total Loan and REO Los Allowance to
  Non-Performing Assets                                                    64.50%   48.68%


     Non-performing assets were $26,806,000, or 1.82 percent of assets, at March 31, 1996. This compares with $27,165,000, or 1.78 percent of assets, at December 31, 1995 and $27,769,000, or 1.88 percent of assets, at March 31, 1995. This category includes not only non-accrual loans and real estate owned, but also restructured loans on which the Bank continues to accrue interest.
At March 31, 1996, $5,892,000 of non-performing assets were restructured loans.

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

     The provision for losses on loans and REO in the first quarter of 1996 was $1,925,000, compared with $900,000 in the first quarter of 1995. The increase is attributable to greater originations of higher loan-to-value home equity loans and to an increase in delinquencies in the Bank's portfolio of home equity and automobile loans. At March 31, 1996, home equity delinquencies increased to 2.08 percent of the total home equity portfolio, an increase of approximately 17 percent from year-end 1995 levels. While management believes that these portfolios have strong credit quality, it recognizes the increased risk of such portfolios compared to traditional residential portfolios, and has increased the Bank's loan loss provision accordingly.
The increased charge-offs in the first quarter of 1996 are reflective of the significant increase in home equity loans outstanding. The Bank discontinued the indirect automobile lending business in 1994, and the non-performing auto loans remaining in the Bank's portfolio represent lingering delinquencies and an increase in charge-offs. The amount of the provision in 1996 was the result of management's ongoing evaluation of the adequacy of its loan and real estate owned loss allowances and the changing composition of the Corporation's loan portfolio and REO. Management will continue to evaluate the adequacy of the provision and will adjust it if necessary to reflect changes in the amount or category of loans originated.

Non-Interest Income

     Total non-interest income was $4,525,000 for the three months ended March 31, 1996, compared with $4,385,000 for the same period in 1995.

     During the first quarter of 1996, the Bank sold three of its investments available for sale at a gain of $208,000. This compares with the $51,000 loss recognized in the first quarter of 1995 on investment sales.

     The Bank realized $407,000 on the sale of approximately $24,428,000 in fixed-rate home equity loans in the first quarter of 1996. The remaining gain on sale of loans of $686,000 is attributable to the sale of residential mortgage loans in the normal course of the Bank's mortgage banking operations. These items were offset in 1995 by a gain of $1,497,000 from the sale of approximately $25,462,000 of the Bank's deposits.

     Loan servicing income for the three months ended March 31, 1996 decreased from the comparable period in 1995 principally due to amortization of purchased and originated mortgage servicing right assets. The Bank purchased $310 million in residential mortgage loan servicing rights in the second quarter of 1995.

     Dividends on Federal Home Loan Bank stock increased $53,000 for the three months ended March 31, 1996 compared with the same periods in 1995, due to an increase in dividend yield and the amount of stock held by First Indiana. Insurance commissions increased $141,000 for the three months ended March 31, 1996. The Bank also recognized prepayment penalty income of $144,000 during the first quarter of 1996.

Non-Interest Expense

     Total non-interest expense was $11,099,000 for the three months ended March 31, 1996, compared with $9,962,000 for the same period in 1995. Salaries and benefits increased $69,000 during the three months ended March 31, 1996 because of higher loan commissions associated with the increased growth in consumer loan production. Capitalized costs increased $298,000 over the first quarter of 1995 due to increased consumer loan volume. Marketing expense increased $85,000 over the first quarter of 1995 because of a renewed commitment to research, sales training, and advertising. Due to the increased consumer loan volume, other operating expenses, such as temporary help and home equity lending expenses, increased approximately $150,000 over 1995 levels.

     Included in real estate owned operations-net are all of the operating revenues and expenses associated with the Corporation's real estate owned. Such net results declined by $719,000 for the three months ended March 31, 1996 from one year ago. This decline reflects a 1995 first quarter gain of $713,000 on a payoff of a commercial real estate REO property.

Capital Resources and Liquidity

     At March 31, 1996, shareholders' equity was $132,245,000, or 8.95 percent of total assets, compared with $129,297,000, or 8.48 percent, at December 31, 1995 and $117,941,000, or 8.00 percent, at March 31, 1995.

     The Bank continues to exceed all minimum capital requirements.  At
March 31, 1996, the Bank's tangible and core capital stood at $ 129,343,000, or 8.68 percent of assets, $106,985,000 in excess of the 1.50 percent minimum tangible capital and $84,626,000 in excess of the three percent minimum required core capital. Risk-based capital equaled $142,861,000, or 12.19 percent of risk-weighted assets, $49,211,000 more than the minimum eight percent risk-based level required.


                                                              Regulatory Capital
                                                              March 31, 1996
                                                             --------------------
                                     GAAP   Tangible            Core            Risk-Based
(Dollars in Thousands)              Capital  Capital     %     Capital     %     Capital     %
                                    ------- --------         ---------         ------------
First Indiana Corporation Capital  $132,245
                                    =======
First Indiana Bank Capital         $129,321 $129,321          $129,321          $129,321
                                    =======
Additional Capital Items:

    SFAS 115 Adjustment                          219               219               219
    Non-Qualifying Servicing                    (197)             (197)             (197)
    General Valuation Allowance                                                   14,653
    Land Loans above 80% Loan-to-Value                                            (1,135)

Computed Regulatory Capital                  129,343     8.68% 129,343     8.68% 142,861    12.19%

Minimum Capital Requirement                  (22,358)    1.50% (44,717)    3.00% (93,650)    8.00%
                                             -------           -------           -------
Excess Regulatory Capital                   $106,985           $84,626           $49,211
                                             =======           =======           =======
Fully Phased-in Requirement                              1.50%             3.00%             8.00%


     The Corporation paid a quarterly dividend of $.14 per common share March 18, 1996 to shareholders of record as of March 4, 1996. This reflects an increase from $.11 per share in 1995. On March 1, 1996, the Corporation effected a six-for-five stock split. All per-share amounts have been adjusted to reflect the stock split.

     The Corporation conducts its business through its subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investment in the Bank.

     The director of the Office of Thrift Supervision ("OTS") is required under applicable law to set standards requiring thrift institutions to maintain minimum levels of certain liquid investments of at least five percent of net withdrawable assets. The director of the OTS shall set minimum liquidity levels between four and 10 percent of net withdrawable assets. Current regulations require a minimum liquidity level of five percent. The Corporation's liquidity ratio at March 31, 1996, was 10.50 percent.

Interest-Rate Sensitivity

     The following schedule analyzes the difference in rate-sensitive assets and liabilities or gap at March 31, 1996 and December 31, 1995.


                                                       Rate Sensitivity by Period of Maturity or Rate Change
                                                                       March 31, 1996
                                                       -----------------------------------------------------
                                                                                     Over 180      Over
                                                               % of       Within     Days to    1 Year to      Over
(Dollars in Thousands)                    Rate     Balance    Total      180 Days     1 Year     5 Years     5 Years
                                          -------  -------    -------    --------    --------   ---------    -------
Interest-Earning Assets
Investment Securities & Other              5.91%$   131,636      9.34%$    59,582      16,997      55,057       --
Loans Receivable (1)
  Mortgage-Backed Securities               7.77%     46,049      3.27%     16,487       5,277      11,409      12,876
  Residential Mortgage Loans               7.91%    412,720     29.29%    197,956      67,362     117,990      29,412
  Commercial Real Estate Loans            10.91%     48,411      3.44%     12,946       7,292      14,976      13,197
  Business  Loans                          9.69%     77,114      5.47%     57,572       3,257      16,285       --
  Consumer Loans                          10.50%    553,138     39.26%    224,957      48,626     195,458      84,097
  Residential Construction Loans           9.12%    139,988      9.93%    126,204       --         13,416         368
                                                  ---------    ------     -------     -------     -------     -------
       Total                               9.06%$ 1,409,056    100.00%    695,704     148,811     424,591     139,950
                                                  =========    ======     -------     -------     -------     -------
Interest-Bearing Liabilities

Deposits:
  Demand Deposits (2)                      1.50%$   168,919     12.81%$     --          --          --        168,919
  Passbook Deposits (3)                    2.99%     52,872      4.01%     14,289       1,376       9,689      27,518
  Money Market Savings                     4.85%    240,748     18.26%    240,748       --          --          --
  Jumbo Certificates                       5.74%    113,246      8.59%     61,102       2,174      49,970       --
  Fixed-Rate Certificates                  5.61%    544,039     41.27%    213,209     132,541     198,289       --
                                                  ---------     -----     -------     -------     -------     -------
       Total                               4.72%  1,119,824     84.94%    529,348     136,091     257,948     196,437
Borrowings:
  FHLB Advances                            5.74%    175,466     13.31%$    75,000       4,000      94,000       2,466
  Short-Term Borrowings                    5.45%     23,024      1.75%     23,024       --          --          --
                                                  ---------    ------     -------     -------     -------     -------
       Total                               4.86%  1,318,314    100.00%    627,372     140,091     351,948     198,903

Net - Other (4)                                      90,742                                                    90,742
                                                  ---------                                                   -------
    Total                                       $ 1,409,056               627,372     140,091     351,948     289,645
                                                  =========               --------    -------     -------    --------
Rate Sensitivity Gap                                                  $    68,332 $     8,720 $    72,643 $  (149,695)
                                                                          =======     =======     =======    ========
March 31, 1996 Gap
Cumulative Rate-Sensitivity Gap                                       $    68,332 $    77,052 $   149,695
                                                                          =======     =======    ========
Percent of Total Interest-Earning Assets                                     4.85%       5.47%      10.62%

December 31, 1995 Gap
Cumulative Rate-Sensitivity Gap                                       $    75,813 $    53,781 $   109,934
                                                                           ======     =======    ========
Percent of Total Interest-Earning Assets                                     5.22%       3.70%       7.57%


(1)  The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments.  For adjustable-rate loans, interest rates adjust at intervals of six months to five years.  Included in Residential Mortgage Loans are $38,896,000 of Loans Held for Sale.  Included in
     Consumer Loans are $17,600,000 of Home Equity Loans Held for Sale.
(2)  These deposits have been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon historic trends of these deposits through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.  Included in this category are NOW, money market checking and non-interest bearing deposits.  The rate represents a blended rate on all deposit types in the category.
(3)  A portion of these deposits has been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon the historic minimal decay rates on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.
(4)  Net - Other is the excess of other non-interest-bearing liabilities and capital over other non-interest-bearing assets.


     First Indiana engages in rigorous, formal asset/liability management, the objectives of which are to manage interest-rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. At March 31, 1996, the Corporation's cumulative one-year interest-rate gap stood at 5.47 percent. This means that 5.47 percent of First Indiana's assets will reprice within one year without a corresponding repricing of the liabilities funding them.

Financial Condition

     Total assets at March 31, 1996, were $1,476,879,000, a decrease from $1,523,949,000 at December 31, 1995.

     Loans and mortgage-backed securities-net at March 31, 1996, were $1,215,124,000, compared with $1,250,726,000 at December 31, 1995.
Mortgage-backed securities decreased $3,449,000 due to prepayments.

     In the past three months, consumer loans decreased $21,872,000, mainly because of the sale of fixed-rate home equity loans during the quarter. The Corporation's residential loan servicing portfolio amounted to $1,111,790,000 at March 31, 1996, compared with $789,985,000 at March 31,
1995.

     Total deposits were $1,119,824,000 at March 31, 1996, compared with $1,119,086,000 at December 31, 1995. Non-interest-bearing deposits consist of retail and commercial checking accounts. Commercial checking accounts are expected to become a more significant source of funds. Included in commercial checking accounts at March 31, 1996 and December 31, 1995 were approximately $10,429,000 and $6,815,000 of escrow balances maintained for loans serviced for others. Additional funds were obtained through Federal Home Loan Bank advances. Federal Home Loan Bank advances totaled
$175,465,000 at March 31, 1996, compared with $214,781,000 at December
31, 1995.

     In addition to deposits and advances, the Corporation uses short-term repurchase agreements as sources of funds. Borrowings will continue to be used in the short run to compensate for periodic or other reductions in deposits or inflows at less than projected levels, and long-term to support mortgage lending activities.

Other Information

Items 1, 2, 3 and 5 are not applicable.

Item 4.   Submission of matters to Vote of Security Holders.

          An annual meeting of shareholders was held April 17, 1996. The following directors were elected at this meeting.

                              Votes For           Votes Withheld

          H. J. Baker         6,357,031              7,922
          Marni McKinney      6,354,603             10,350
          Phyllis W. Minott   6,356,465              8,487

          The following directors' terms of office continued after the meeting.

          Robert H. McKinney
          Owen B. Melton, Jr.
          Michael L. Smith
          Gerald L. Bepko
          Douglas W. Huemme
          John W. Wynne

Item 6.   Exhibits and reports on Form 8-K

          (a)  Exhibits - None

          (b)  Reports on Form 8-K  -  There were no reports on
               Form 8-K filed during the three months ended March
               31, 1996.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              First Indiana Corporation

May 8, 1996                   /s/ Owen B. Melton, Jr.
                              -----------------------
                              Owen B. Melton, Jr.
                              President

May 8, 1996                   /s/ David L. Gray
                              -----------------
                              David L. Gray
                              Vice President and Treasurer