Form 10-Q
period 1996-06-30
FIRST INDIANA CORP
filed 1996-08-12
CIK 789670

United States Securities and Exchange Commission
              Washington, D.C.  20549
                     Form 10-Q
(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
   For the quarterly period ended June 30, 1996

                        or

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


Common Stock, par value $0.01 per share                 8,294,482 Shares
             Class                                    Outstanding at 7/31/96

    FIRST INDIANA CORPORATION AND SUBSIDIARIES
                     FORM 10-Q
                       INDEX


                                                                Page

Part I    Financial Information                                   3

Item 1.   Financial Highlights                                    3

          Financial Statements:

          Condensed Consolidated Balance Sheets
          as of June 30, 1996 and December 31, 1995               4

          Condensed Consolidated Statements of Earnings for
          the Three and Six Months Ended June 30, 1996 and 1995   5

          Condensed Consolidated Statements of Shareholders'
          Equity for the Six Months Ended June 30, 1996           6

          Condensed Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 1996 and 1995             7

          Notes to Condensed Consolidated Financial Statements    8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    10

Part II   Other Information                                      18

          Signatures                                             19

FINANCIAL HIGHLIGHTS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                           For the Three Months Ended
                                                  June 30,
                                           --------------------------
                                            1996           1995

Total Interest Income                 $      30,928  $      31,178
Total Interest Expense                       15,720         16,910
Net Earnings                                  4,860          4,771

Primary Earnings Per Share                     0.56           0.57
Fully Diluted Earnings Per Share               0.56           0.56
Dividends Per Share                            0.14           0.12

Net Interest Margin                            4.34 %         4.02 %
Net Interest Spread                            3.67           3.53
Return on Average Equity                      14.47          15.89
Return on Average Assets                       1.33           1.30
Average Shares Outstanding                8,285,430      8,206,256
Primary Shares Outstanding                8,617,489      8,469,814
Fully Diluted Shares Outstanding          8,617,583      8,492,016

                                           For the Six Months Ended
                                                    June 30,
                                           ------------------------
                                            1996           1995

Total Interest Income                 $      63,163  $      59,830
Total Interest Expense                       32,215         32,037
Net Earnings                                  9,369          9,071

Primary Earnings Per Share                     1.09           1.06
Fully Diluted Earnings Per Share               1.09           1.05
Dividends Per Share                            0.28           0.23

Net Interest Margin                            4.37 %         4.00 %
Net Interest Spread                            3.74           3.53
Return on Average Equity                      14.10          15.10
Return on Average Assets                       1.27           1.26
Average Shares Outstanding                8,280,294      8,341,320
Primary Shares Outstanding                8,600,692      8,588,363
Fully Diluted Shares Outstanding          8,611,750      8,629,560

                                                At June 30,

                                            1996           1995
                                      ----------------------------
Assets                                $   1,473,094  $   1,446,885
Loans-Net                                 1,209,085      1,151,883
Deposits                                  1,110,479      1,068,865
Shareholders' Equity                        136,048        121,976
Shareholders' Equity/Assets                    9.24 %         8.43 %
Shareholders' Equity Per Share        $       16.40  $       14.87
Market Closing Price                          24.00          16.46
Price/Earnings Multiple                       10.71 x         7.37 x


                                              At June 30, 1996

                                           Actual        Required
                                           ----------------------
Capital Ratios
Tangible Capital/Total Assets                8.82 %         1.50 %
Core (Tier One) Capital/Total Assets         8.82 %         3.00 %
Risk-Based Capital/Risk-Weighted Assets     12.47 %         8.00 %



CONDENSED CONSOLIDATED BALANCE SHEETS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
                                                        June 30,       December 31,
                                                          1996             1995
                                                        (Unaudited)
                                                   ---------------------------------
Assets
  Cash                                             $         22,442 $         24,000
  Federal Funds Sold                                         12,500           33,000
                                                           --------          -------
    Total Cash and Cash Equivalents                          34,942           57,000
  Investments Held for Sale                                 116,337           96,813
  Investments (Market Value of $5,767 and $5,949)             5,686            5,843
  Mortgage-Backed Securities Held For Sale                      734                -
  Mortgage-Backed Securities - Net(Market Value of
    $42,276 and $50,426)                                     41,970           49,498
  Loans Held for Sale                                        38,891           52,733
  Loans Receivable                                        1,186,502        1,214,227
  Less Allowance for Loan Losses                             16,308           16,234
                                                          ---------        ---------
  Loans Receivable - Net                                  1,209,085        1,250,726
  Premises and Equipment                                     13,901           13,157
  Accrued Interest Receivable                                11,556           11,645
  Real Estate Owned - Net                                     2,589            1,877
  Prepaid Expenses and Other Assets                          36,294           37,390
                                                          ---------        ---------
    Total Assets                                   $      1,473,094 $      1,523,949
                                                          =========        =========

Liabilities and Shareholders' Equity
Liabilities
  Non-Interest-Bearing Deposits                    $         81,575 $         64,343
  Interest-Bearing Deposits                               1,028,904        1,054,743
                                                          ---------        ---------
    Total Deposits                                        1,110,479        1,119,086
  Federal Home Loan Bank Advances                           195,465          214,781
  Short-Term Borrowings                                      10,000           38,642
  Accrued Interest Payable                                    1,907            2,715
  Advances by Borrowers for Taxes and Insurance               2,222            2,107
  Other Liabilities                                          10,814           10,688
                                                          ---------        ---------
    Total Liabilities                                     1,330,887        1,388,019

  Negative Goodwill                                           6,159            6,633

Shareholders' Equity
  Preferred Stock, $.01 Par Value:  2,000,000 Shares
    Authorized; None Issued                                       -                -
  Common Stock, $.01 Par Value:  16,000,000 Shares
    Authorized; 8,294,482 and 8,272,323 Shares Issued and
    Outstanding                                                  88               88
  Paid-In Capital in Excess of Par                           33,079           32,715
  Retained Earnings                                         109,606          102,449
  Net Unrealized (Loss) Gain on Securities Available
        For Sale                                               (375)             395
  Treasury Stock-at Cost, 470,133 Shares in 1996 and 1995    (6,350)          (6,350)
                                                            -------          -------
      Total Shareholders' Equity                            136,048          129,297
                                                          ---------        ---------
Total Liabilities and Shareholders' Equity         $      1,473,094 $      1,523,949
                                                          =========        =========

See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                         Three Months Ended June 30,     Six Months Ended June 30,
                                               1996          1995          1996          1995
                                         ---------------------------     -------------------------
Interest Income
 Loans                                 $      28,302 $      27,569 $      57,842 $      52,519
 Mortgage-Backed Securities                      758         1,121         1,602         2,311
 Investments                                   1,686         2,353         3,297         4,711
 Federal Funds Sold and
 Interest-Bearing Deposits                       182           135           422           289
                                              ------        ------        ------        ------
  Total Interest Income                       30,928        31,178        63,163        59,830
                                              ------        ------        ------        ------
Interest Expense
 Deposits                                     13,049        12,527        26,311        24,097
 Federal Home Loan Bank Advances               2,496         3,625         5,367         6,602
 Short-Term Borrowings                           175           758           537         1,338
                                              ------        ------        ------        ------
  Total Interest Expense                      15,720        16,910        32,215        32,037
                                              ------        ------        ------        ------
Net Interest Income                           15,208        14,268        30,948        27,793
Provision for Loan Losses                      2,450         1,350         4,375         2,250
                                              ------        ------        ------        ------
Net Interest Income After
 Provision For Loan Losses                    12,758        12,918        26,573        25,543
                                              ------        ------        ------        ------

Non-Interest Income
Sale of Investments Held For Sale                 15             -           223           (51)
Sale of Loans                                    921         1,710         2,014         1,829
Sale of Subsidiary                             1,204             -         1,204             -
Sale of Deposits                                   -             -             -         1,497
Dividends on Federal Home Loan Bank Stock        249           253           512           463
Loan Servicing Income                            637           685         1,288         1,455
Loan Fees                                        618           646         1,168         1,133
Insurance Commissions                            221           360           566           565
Accretion of Negative Goodwill                   237           237           474           474
Other                                          1,153         1,027         2,331         1,938
                                              ------        ------        ------        ------
  Total Non-Interest Income                    5,255         4,918         9,780         9,303
                                              ------        ------        ------        ------
Non-Interest Expense
Salaries and Benefits                          4,902         5,179        10,248        10,754
Net Occupancy                                    755           747         1,540         1,512
Deposit Insurance                                644           554         1,288         1,090
Real Estate Owned Operations - Net                (4)         (199)           91          (823)
Equipment                                      1,088         1,164         2,164         2,318
Office Supplies and Postage                      573           517         1,122           985
Other                                          2,330         2,041         4,934         4,129
                                              ------        ------        ------        ------
  Total Non-Interest Expense                  10,288        10,003        21,387        19,965
                                              ------        ------        ------        ------
Earnings Before Income Taxes                   7,725         7,833        14,966        14,881
Income Taxes                                   2,865         3,062         5,597         5,810
                                              ------        ------        ------        ------
Net Earnings                           $       4,860 $       4,771 $       9,369 $       9,071
                                              ======        ======        ======        ======

Primary Earnings Per Share             $        0.56 $        0.57 $        1.09 $        1.06
                                              ======        ======        ======        ======
Fully Diluted Earnings Per Share       $        0.56 $        0.56 $        1.09 $        1.05
                                              ======        ======        ======        ======
Dividends Per Common Share             $        0.14 $        0.12 $        0.28 $        0.23
                                              ======        ======        ======        ======

See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                   Net
First Indiana Corporation and Subsidiaries                                                       Unrealized
(Dollars in Thousands, Except Per Share Data)                            Paid-In                 Loss on
(Unaudited)                                                              Capital                Securities               Total
                                                     Common Stock       in Excess   Retained    Available   Treasury  Shareholders'
                                                  Shares      Amount     of Par     Earnings     for Sale    Stock       Equity
                                                 ---------    ------     --------   --------    ---------   --------  ------------
Balance at December 31, 1995                     8,272,323       $88     $32,715    $102,449       $395     ($6,350)   $129,297
   Common Stock Issued Under Restricted
     Stock Plans-Net of Amortization                     -         -         128         117          -           -         245
   Exercise of Stock Options                        22,869         -         252           -          -           -         252
   Unrealized Loss on Securities Available
     for Sale, Net of Income Taxes of($524)              -         -           -           -       (770)          -        (770)
  Common Stock Issued Under Deferred
     Compensation Plan                                   -         -           -          (8)         -           -          (8)
   Net Earnings For The Six Months
     Ended June 30, 1996                                 -         -           -       9,369          -           -       9,369
   Dividends on Common Stock                             -         -           -      (2,321)         -           -      (2,321)
   Payment for Fractional Shares                      (710)        -         (16)          -          -           -         (16)
                                                 ---------    ------     --------   --------    ---------   --------  ------------
Balance at June 30, 1996                         8,294,482       $88     $33,079    $109,606      ($375)    ($6,350)   $136,048
                                                 =========    ======     ========   ========    =========   ========  ============

See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)


                                                                Six Months Ended June 30,
                                                                    1996          1995
                                                            -----------------------------
Cash Flows from Operating Activities
  Net Earnings                                              $       9,369 $       9,071
Adjustments to Reconcile Net Earnings to:
    Net Cash Provided (Used) by Operating Activities
     (Gain) Loss on Sale of Assets                                 (2,227)       (3,277)
     Amortization                                                     981           731
     Amortization of Restricted Stock Plan                            245           132
     Depreciation                                                     973           935
     Net (Accretion) Amortization of Loans and
       Mortgage-Backed Securities                                     (79)         (136)
     Provision for Loan Losses                                      4,375         2,250
     Origination of Loans Held For Sale Net of
       Principal Collected                                       (144,711)      (33,638)
     Origination of Mortgage Backed Securities
       Available for Sale                                            (734)            -
     Proceeds from Sale of Loans Held for Sale                    160,567        16,432
     Change In:
       Accrued Interest Receivable                                     89          (243)
       Other Assets                                                  (527)       (5,163)
       Accrued Interest Payable                                      (808)          119
       Other Liabilities                                              126           634
                                                                  -------       --------
       Net Cash Provided (Used) by Operating Activities            27,639       (12,153)
                                                                  -------       --------
Cash Flows from Investing Activities
  Proceeds from Maturities of Investment Securities                17,073         5,410
  Proceeds from Sale of Investments Available for Sale             25,560         1,370
  Purchase of Investment Securities Available for Sale            (63,227)           --
  Principal Collected on Mortgage-Backed Securities                 7,528         6,764
  Originations of Loans Net of Principal Collected                 20,938      (174,213)
  Proceeds from Sale of Loans                                       2,730       117,876
  Purchase of Premises and Equipment                               (1,756)         (703)
                                                                  -------      ---------
    Net Cash Provided (Used) by Investing Activities                8,846       (43,496)
                                                                  -------      ---------
Cash Flows from Financing Activities
  Net Change in Deposits                                           (8,607)       77,661
  Proceeds from Sale of Deposits                                       --       (25,462)
  Repayment of Federal Home Loan Bank Advances                   (160,026)     (206,024)
  Borrowings of Federal Home Loan Bank Advances                   140,710       194,000
  Net Change in Short-Term Borrowings                             (28,642)       10,946
  Net Change in Advances by Borrowers
    for Taxes and Insurance                                           115           837
  Stock Option Proceeds                                               252           108
  Payment for Fractional Shares                                       (16)           --
  Dividends Paid                                                   (2,321)       (1,950)
  Purchase of Treasury Stock                                           --        (6,203)
  Common Stock Issued Under Deferred Compensation Plan                 (8)           --
                                                                  --------      --------
    Net Cash (Used) Provided by Financing Activities              (58,543)       43,913
                                                                  --------      --------
    Net Change in Cash and Cash Equivalents                       (22,058)      (11,736)
Cash and Cash Equivalents at Beginning of Period                   57,000        39,684
                                                                  --------      --------
Cash and Cash Equivalents at End of Period                  $      34,942 $      27,948
                                                                  ========      ========
Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
  Interest on Deposits, Advances, and
  Other Borrowed Money                                      $      33,023 $      31,918
Income Taxes                                                        6,700         5,750
Transfer of Loans to Real Estate Owned                                165           131

See Notes to Condensed Consolidated Financial Statements

    FIRST INDIANA CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                 STATEMENTS
          Six Months Ended June 30, 1996
                    (Unaudited)

Note 1  -  Basis of Presentation

     The foregoing condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments
(comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The consolidated financial statements include the accounts of First Indiana Corporation and subsidiaries (the "Corporation"). The principal subsidiary of the Corporation is First Indiana Bank and its subsidiaries (the "Bank"). A summary of the Corporation's significant accounting policies is set forth in
Note 1 of the Notes to Consolidated Financial Statements in the
Corporation's Annual Report on Form 10-K for the year ended December
31, 1995.

Note 2  -  Earnings Per Share

     Earnings per share for 1996 and 1995 are computed by dividing net earnings by the primary and fully diluted shares of common stock and common stock equivalents outstanding during the period (8,617,489 and 8,617,583 for the three months ended June 30, 1996; 8,469,814 and 8,492,016 for the three months ended June 30, 1995; 8,600,692 and 8,611,750 for the six months ended June 30, 1996; and 8,588,363 and 8,629,560 for the six months ended June 30, 1995) after giving retroactive effect to a six-for-five stock split in March 1996.

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

Note 4 - Current Accounting Pronouncements

     The Bank originates mortgage loans for sale to the secondary market, and sells the loans with servicing either retained or released. Effective January 1, 1996, the Bank adopted Statement of Financial Accounting
Standard No. 122, "Accounting for Mortgage Servicing Rights" ("FAS122").
For servicing retained loan sales, this Statement requires capitalization of the cost of mortgage servicing rights, regardless of whether those rights were acquired through purchase or origination activities. Prior to adoption of FAS 122, only purchased loan servicing rights were capitalized.

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

     Fair values for individual stratum are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of loan servicing rights, and the related valuation allowance, to change significantly in the future. As of June 30, 1996, the balance of capitalized loan servicing rights was $567,000.

Note 5 - Current Regulatory Issues

     Legislation pending in Congress proposes a one-time assessment on all SAIF-insured deposits in the range of $.85 to $.90 per $100 of domestic deposits. This one-time assessment is intended to recapitalize the Savings Association Insurance Fund to the required level of 1.25% of insured deposits, and could be payable in 1996. The legislation is currently pending in Congress, but there can be no assurances that Congress will take action in 1996. If the assessment is made, the effect on First Indiana would be a pre-tax charge of approximately $9,000,000. The Bank's well-capitalized ranking would not be adversely affected.

Note 6 - Current Events

     In July 1996, the Corporation approved a program to repurchase from time to time up to $5,000,000 of the Corporation's common stock in the open market. The shares will be repurchased by the use of general corporate funds and held on the Corporation's books as treasury stock. The program replaces one previously adopted in August 1994.

Note 7 -  Reclassifications

     Certain amounts in the 1995 Condensed Consolidated Financial
Statements have been reclassified to conform to the 1996 presentation.

Management's Discussion and Analysis of Results of Operations and
Financial Condition

Summary of Corporation's Results

     First Indiana Corporation and subsidiaries had net earnings of $4,860,000 for the second quarter of 1996, compared with net earnings of $4,771,000 in the second quarter of 1995. Earnings per share for the three months ended June 30, 1996 were $.56, compared with $.56 per share for the same period one year ago.

     For the first six months of 1996, net earnings were $9,369,000, compared with $9,071,000 one year ago. For the six months ended June 30, 1996, net earnings per share were $1.09, compared with $1.05 for the same period one year ago. Included in net earnings this quarter is a non-recurring after-tax gain of $716,000, or $.08 per share, from the sale of the Bank's investment and insurance subsidiaries, One Investment Corporation and One Insurance Agency. These subsidiaries were sold to the Somerset Group, Inc., a publicly held affiliate that owns approximately 22 percent of First Indiana Corporation. Somerset plans to expand the insurance and investment sales franchise of One Investment and One Insurance through a larger network of salespeople and an expanded range of products. First Indiana will earn an immaterial amount of fee income from referrals of the Bank's investment customers to Somerset. In 1995, second quarter earnings were enhanced by the sale of $45 million in home equity loans at an after-tax gain of $937,000, or $.11 per share. The Bank is continuing to sell current production home equity loans as a means of generating servicing fee income. Cash dividends per share for the first six months of 1996 and 1995 were $.28 and $.23 per share, respectively.

Net Interest Income

     Net interest income was $15,208,000 for the three months ended June
30, 1996, compared with $14,268,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996, net interest income was $30,948,000, compared with $27,793,000 for the six months ended June 30, 1995. The increase in net interest income can be attributed to loan growth.

     Total loans outstanding grew five percent to $1,209,085,000 at June
30, 1996, compared with $1,151,883,000 one year earlier. Much of the Bank's growth stemmed from two areas targeted for aggressive expansion:
home equity and commercial loans. At June 30, 1996, home equity loans outstanding were $476,981,000, compared with $393,802,000 at June 30, 1995, a 21 percent increase. Commercial loans stood at $82,508,000, compared with $50,248,000 at June 30, 1995, a 64 percent increase. The
Bank is capitalizing on consumer demand for home equity loans and lines of credit by offering streamlined approval and no closing costs or annual fees. These products help maintain the Bank's competitive edge and further enhance its reputation as an innovative real estate lender. Compared with year-end 1995, however, net loans fell $41,641,000. Most of this contraction resulted from continued prepayments of residential mortgage loans and from the deliberate contraction of the Bank's indirect auto lending portfolio. The mortgage loan sales reflect the Bank's ongoing shift to a bank-like balance sheet, and the auto loan contraction stems from the Bank's decision to depart from the business in August 1994.

     Interest income for the second quarter of 1996 was $30,928,000, compared with $31,178,000 for the three months ended June 30, 1995. Interest income for the six months ended June 30, 1996 was $63,163,000, compared with $59,830,000 for the same period in 1995. Interest expense for the second quarter of 1996 was $15,720,000, compared with $16,910,000 for the three months ended

June 30, 1995. Interest expense for the six months ended June 30, 1996 and 1995 was $32,215,000 and $32,037,000, respectively.

     During the second quarter of 1996, the Corporation's cost of funds was 5.15 percent, compared with 5.25 percent one year ago. For the six months ended June 30, 1996, the cost of funds was 5.18 percent, compared with 5.09 percent for the same period in 1995. The yield on earning assets was 8.82 percent for the second quarter of 1996, compared with 8.78 percent one year ago. For the six months ended June 30, 1996, the yield on earning assets was 8.92 percent, compared with 8.62 percent for the same period in 1995. Growth in higher-yielding loans contributed to the stronger margin.

     Annualized return on total average assets was 1.33 percent for the three months ended June 30, 1996, compared with 1.30 percent one year ago. For the six months ended June 30, 1996, the Corporation's annualized return on total average assets was 1.27 percent, compared with 1.26 percent for the same period in 1995.

Net Interest Margin

     Net interest margin consists of two components: interest-rate spread and the contribution of interest-free funds (primarily capital and other non-interest-bearing liabilities). The following analysis of net interest margin reflects the favorable impact of the Corporation's asset-sensitive position.

                                     Three Months Ended June 30,
(Dollars in Thousands)                      1996          1995
                                   -----------------------------
Net Interest Income                $      15,208 $      14,268
                                       =========     =========

Average Interest-Earning Assets    $   1,402,184 $   1,421,164
Average Interest-Bearing Liabilities   1,220,828     1,288,119
                                       ---------     ---------
Average Interest-Free Funds        $     181,356 $     133,045
                                       =========     =========


Yield on Interest-Earning Assets            8.82%         8.78%
Yield on Interest-Bearing Liabilities       5.15%         5.25%
                                            -----         -----
Interest-Rate Spread                        3.67%         3.53%
Impact of Interest-Free Funds               0.67%         0.49%
                                            -----         -----
Net Interest Margin                         4.34%         4.02%
                                            =====         =====

All non-accruing delinquent loans have been included in average interest-earning assets.

                                     Six Months Ended June 30,
(Dollars in Thousands)                   1996          1995
                                   ---------------------------
Net Interest Income                $      30,948 $      27,793
                                       =========     =========

Average Interest-Earning Assets    $   1,416,596 $   1,388,567
Average Interest-Bearing Liabilities   1,243,470     1,257,804
                                       ---------     ---------
Average Interest-Free Funds        $     173,126 $     130,763
                                       =========     =========

Yield on Interest-Earning Assets            8.92%         8.62%
Yield on Interest-Bearing Liabilities       5.18%         5.09%
                                            -----         -----
Interest-Rate Spread                        3.74%         3.53%
Impact of Interest-Free Funds               0.63%         0.47%
                                            -----         -----
Net Interest Margin                         4.37%         4.00%
                                            =====         =====

All non-accruing delinquent loans have been included in average interest-earning assets.


Non-Performing Assets and Summary of Loan Loss Experience

     The following table analyzes the allowance for losses on loans and REO for the six months ended June 30, 1996 and 1995.

                                           Loan              REO Loss        Loan and REO
                                       Loss Allowance       Allowance       Loss Allowance
                                        1996     1995     1996     1995     1996     1995
(Dollars in Thousands)               ------------------------------------------------------
Balance of Loss Allowance
 at Beginning of Year                $16,234  $12,525   $1,066   $1,217  $17,300  $13,742
Provision for Losses                   4,375    2,250     (100)      --    4,275    2,250
Charge-Offs -- Residential                (8)     (34)      (4)    (107)     (12)    (141)
            -- Consumer               (4,692)  (1,457)    (176)     (69)  (4,868)  (1,526)
            -- Construction              (16)     (18)     (39)     (67)     (55)     (85)
            -- Business                   --      (46)      --       --        0      (46)
            -- Commercial Real Estate     --     (105)      --       --        0     (105)
Recoveries -- Residential                  1        3        1      153        2      156
           -- Consumer                   356       90       58       19      414      109
           -- Construction                 1       10       --        4        1       14
           -- Business                    57       --       --       --       57        0
           -- Commercial Real Estate      --       14       --       --        0       14

Balance at June 30,                  $16,308  $13,232     $806   $1,150  $17,114  $14,382

Ratio of Allowance for Loan Losses
  to Loans Receivable                   1.33%    1.14%

Ratio of REO Loss Allowance
  to Real Estate Owned                                   23.74%   22.37%

Ratio of Total Loan and REO Los Allowance to
  Non-Performing Assets                                                  69.90%   53.95%


     Non-performing assets were $24,484,000, or 1.66 percent of assets, at June 30, 1996. This compares with $27,165,000, or 1.78 percent of assets, at December 31, 1995 and $26,660,000, or 1.84 percent of assets, at June 30, 1995. This category includes not only non-accrual loans and REO, but also restructured loans on which the Bank continues to accrue interest. At June 30, 1996, $5,879,000 of non-performing assets were restructured loans.

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

     The provision for losses on loans and REO in the second quarter of 1996 was $2,450,000, compared with $1,350,000 in the second quarter of 1995. For the six months ended June 30, 1996, the total provision for loan losses was $4,375,000, compared with $2,250,000 for the same period in 1995. The increase is attributable to greater originations of higher loan-to-value home equity loans and to an increase in delinquencies in the Bank's portfolio of home equity and automobile loans. At June 30, 1996, home equity delinquencies increased to 2.32 percent of the total home equity portfolio, an increase from the year-end 1995 level of 1.78 percent.

     While management believes that these portfolios have strong credit quality, it recognizes the increased risk of such portfolios compared to traditional residential loan portfolios, and has increased the Bank's loan loss provision accordingly. The increased charge-offs in the first half of 1996 are reflective of both the significant increase in home equity loans outstanding and the adoption of a more conservative charge-off policy similar to that of commercial banks. Under its new policy, the Bank now writes down consumer loans at the date of foreclosure and charges off the entire balance of home equity loans greater than 120 days delinquent with loan-to-value ratios above 90 percent. If the loan has a loan-to-value ratio less than 90 percent, the loan is written down to its estimated disposition value after considering any first mortgage position and 15 percent disposition costs. Indirect automobile loans greater than 120 days delinquent are charged off in full. If collection efforts result in a subsequent recovery of all or a portion of the loan amount, the Bank recognizes the recovery at the time of receipt. Of the $4,692,000 in consumer charge-offs (including both home equity and indirect automobile loans) in 1996, approximately $800,000 can be directly attributed to the policy change.

     During the second quarter, the Bank decreased the allowance for REO losses by $100,000. Due to the sale of many foreclosed commercial real estate properties and after a careful review of the remaining REO portfolio, and the adoption of the new charge-off policy discussed above, the Bank's management determined that it was not necessary to maintain such a high REO loss allowance. The amount of the provision in 1996 was the result of management's ongoing evaluation of the adequacy of its loan and real estate owned loss allowances and the changing composition of the Corporation's loan portfolio and REO. Management will continue to evaluate the adequacy of the provision and will adjust it if necessary to reflect changes in the amount or category of loans originated.

Non-Interest Income

     Total non-interest income was $5,255,000 for the three months ended June 30, 1996, compared with $4,918,000 for the same period in 1995. For the six months ended June 30, 1996 and 1995, total non-interest income was $9,780,000 and $9,303,000, respectively. Non-interest income in 1996 includes a $1,204,000 pre-tax gain from the sale of the Bank's investment and insurance subsidiaries, One Investment Corporation and One Insurance Agency. Included in 1995 earnings is a gain of $1,497,000 from the sale of approximately $25,462,000 of the Bank's deposits.

     During the first half of 1996, the Bank sold some of its investments available for sale at a gain of $223,000. This compares with the $51,000 loss recognized in the first quarter of 1995 on investment sales.

     The Bank realized $752,000 on the sale of approximately
$45,158,000 in fixed-rate home equity loans in the first half of 1996. These loans were sold from the Bank's regular production as part of a strategy to sell loans to targeted investors on an ongoing basis. The remaining gain on sale of loans of $1,262,000 is attributable to the sale of residential mortgage loans in the normal course of the Bank's mortgage banking operations.
During the second quarter of 1995, the Bank sold approximately
$44,769,000 in fixed rate home equity loans from the Bank's portfolio at a pre-tax gain of $1,535,000.

     Loan servicing income for the six months ended June 30, 1996 decreased from the comparable period in 1995 principally due to the amortization of purchased and originated mortgage servicing right assets. The Bank purchased $310 million in residential mortgage loan servicing rights in the second quarter of 1995.

     Insurance commissions decreased $139,000 for the three months ended June 30, 1996 due to the sale of the Bank's insurance subsidiary.

Non-Interest Expense

     Non-interest expense was $10,288,000 for the three months ended
June 30, 1996, compared with $10,003,000 for the same period in 1995. Non-interest expense for the six months ended June 30, 1996 and 1995 was $21,387,000 and $19,965,000, respectively. Capitalized costs increased $118,000 and $418,000 for the three and six months ended June 30, 1996, respectively, compared with a year ago due to the increased home equity loan volume. Marketing expense increased $197,000 for the six months ended
June 30, 1996 over last year because of a renewed commitment to research, sales training, and advertising.

     Included in real estate owned operations net are all of the operating revenues and expenses associated with the Corporation's REO. Such net results declined by $195,000 and $914,000 for the three and six months ended June 30, 1996, respectively, from one year ago. This decline reflects a 1995 first quarter gain of $713,000 on a payoff of a commercial real estate REO property.

Capital Resources and Liquidity

     At June 30, 1996, shareholders' equity was $136,048,000, or 9.24 percent of total assets, compared with $129,297,000, or 8.48 percent, at December 31, 1995 and $121,976,000, or 8.43 percent, at June 30, 1995.

     The Bank continues to exceed all minimum capital requirements. At June 30, 1996, the Bank's tangible and core capital stood at $131,814,000, or 8.82 percent of assets, $109,391,000 in excess of the 1.50 percent minimum tangible capital and $86,969,000 in excess of the three percent minimum required core capital. Risk-based capital equaled $145,300,000, or 12.47 percent of risk-weighted assets, $52,103,000 more than the minimum eight percent risk-based level required.


                                                              Regulatory Capital
                                                                 June 30, 1996
                                                              ------------------
                                     GAAP   Tangible            Core            Risk-Based
(Dollars in Thousands)              Capital  Capital     %     Capital     %     Capital     %
                                   -----------------------------------------------------------
First Indiana Corporation Capital  $136,048
                                   ========
First Indiana Bank Capital         $131,579 $131,579          $131,579          $131,579
                                   ========
Additional Capital Items:

    SFAS 115 Adjustment                          375               375               375
    Non-Qualifying Servicing                    (140)             (140)             (140)
    General Valuation Allowance                                                   14,584
    Land Loans above 80% Loan-to-Value                                            (1,098)
                                             -------           -------           -------
Computed Regulatory Capital                  131,814     8.82% 131,814     8.82% 145,300    12.47%

Minimum Capital Requirement                  (22,423)    1.50% (44,845)    3.00% (93,197)    8.00%
                                             -------           -------           -------
Excess Regulatory Capital                   $109,391           $86,969           $52,103
                                             =======            ======            ======
Fully Phased-in Requirement                              1.50%             3.00%             8.00%


     The Corporation paid a quarterly dividend of $.14 per common share June 14, 1996 to shareholders of record as of June 3, 1996. This reflects an increase from $.12 per share in 1995. On March 1, 1996, the Corporation effected a six-for-five stock split. All per-share amounts have been adjusted to reflect the stock split.

     The Corporation conducts its business through its subsidiaries.
The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investment in the Bank.

     Regulations of the former Federal Home Loan Bank Board (the
 Bank Board") required thrift institutions to maintain minimum levels of certain liquid investments, as defined in the regulations, of at least five percent of net withdrawable assets. The director of the OTS is required to set minimum liquidity levels between four and 10 percent of assets.
Current regulations require a minimum liquidity level of five percent. The Corporation's liquidity ratio at June 30, 1996, was 12.10 percent.

Interest-Rate Sensitivity

     The following schedule analyzes the difference in rate-sensitive assets and liabilities or gap at June 30, 1996 and December 31, 1995.

                                                       Rate Sensitivity by Period of Maturity or Rate Change
                                                            June 30, 1996

                                                                                     Over 180      Over
                                                               % of       Within     Days to    1 Year to      Over
(Dollars in Thousands)                    Rate     Balance    Total      180 Days     1 Year     5 Years     5 Years
                                          ----     -------    -------    --------    --------   ---------    -------

Interest-Earning Assets
Investment Securities & Other              6.00%$   134,523      9.59%$    37,551     $14,981     $81,991      $--
Loans Receivable (1)
  Mortgage-Backed Securities               7.57      42,704      3.04       8,138      13,274      13,099       8,193
  Residential Mortgage Loans               7.94     409,882     29.22     181,443      60,206     122,097      46,136
  Commercial Real Estate Loans            10.56      46,563      3.32      12,746       7,204      15,432      11,181
  Business  Loans                          9.76      82,508      5.88      61,383       3,521      17,604       --
  Consumer Loans                          10.17     544,855     38.86     231,314      54,966     194,622      63,953
  Residential Construction Loans           8.68     141,584     10.09     128,072       --         13,503           9
                                                    -------    -------    --------    --------   ---------    -------
       Total                               8.88 $ 1,402,619    100.00%    660,647     154,152     458,348     129,472
                                                  =========    =======    --------    --------   ---------    -------
Interest-Bearing Liabilities

Deposits:
  Demand Deposits (2)                      1.56 $   167,263     12.71%$     --          --          --        167,263
  Passbook Deposits (3)                    2.99      51,400      3.91      12,817       1,376       9,689      27,518
  Money Market Savings                     4.79     258,407     19.64     258,407       --          --          --
  Jumbo Certificates                       5.67     113,824      8.65      60,146       8,608      45,070       --
  Fixed-Rate Certificates                  5.62     519,585     39.48     220,315      94,016     205,254       --
                                                    -------    -------    --------    --------   ---------    -------
       Total                               4.70   1,110,479     84.39     551,685     104,000     260,013     194,781
Borrowings:
  FHLB Advances                            5.64     195,465     14.85 $    95,000       4,000      94,000       2,465
  Short-Term Borrowings                    5.39      10,000      0.76      10,000       --          --          --
                                                    -------    -------    --------    --------   ---------    -------
       Total                               4.84   1,315,944    100.00%    656,685     108,000     354,013     197,246
                                                               =======
Net - Other (4)                                      86,675                                                    86,675
                                                  ---------                                                   -------
    Total                                       $ 1,402,619               656,685     108,000     354,013     283,921
                                                 ==========               -------     -------     -------    --------
Rate Sensitivity Gap                                                  $     3,962 $    46,152 $   104,335 $  (154,449)
                                                                            =====      ======     =======    ========
June 30, 1996
Cumulative Rate-Sensitivity Gap                                       $     3,962 $    50,114 $   154,449
                                                                            =====      ======     =======
Percent of Total Interest-Earning Assets                                     0.28%       3.57%      11.01%

December 31, 1995 Gap
Cumulative Rate-Sensitivity Gap                                       $    75,813 $    53,781 $   109,934
                                                                           ======      ======     =======
Percent of Total Interest-Earning Assets                                     5.22%       3.70%       7.57%



(1)  The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments.  For adjustable-rate loans, interest rates adjust at intervals of six months to five years.  Included in Residential Mortgage Loans are $24,330,000 of Loans Held for
     Sale.  Included in Consumer Loans are $14,561,000 of Home Equity Loans Held for Sale.
(2)  These deposits have been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon historic trends of these deposits through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.  Included in this category are NOW, money market checking and non-interest bearing deposits.  The rate represents a blended rate on all deposit types in the category.
(3)  A portion of these deposits has been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon the historic minimal decay rates on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.
(4)  Net    Other is the excess of other non-interest-bearing liabilities and capital over other non-interest-bearing assets.


     First Indiana engages in rigorous, formal asset/liability management, the objectives of which are to manage interest-rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. At June 30, 1996, the Corporation's cumulative one-year interest-rate gap stood at 3.57 percent. This means that 3.57 percent of First Indiana's assets will reprice within one year without a corresponding repricing of the liabilities funding them.

Financial Condition

     Total assets at June 30, 1996, were $1,473,094,000, a decrease from $1,523,949,000 at December 31, 1995.

     Loans and mortgage-backed securities net at June 30, 1996, were $1,209,085,000, compared with $1,250,726,000 at December 31, 1995.
Most of this contraction resulted from continued sales and prepayments of residential mortgage loans and from the deliberate contraction of the Bank's indirect auto lending portfolio. Mortgage-backed securities decreased $7,528,000 due to prepayments.

     In the past six months, consumer loans decreased $30,154,000, mainly because of the sale of fixed-rate home equity loans during the year. The Corporation's loan servicing portfolio amounted to $1,096,130,000 at June 30, 1996, compared with $1,130,209,000 at December 31, 1995.

     Total deposits were $1,110,479,000 at June 30, 1996, compared with $1,119,086,000 at December 31, 1995. Non-interest-bearing deposits consist of retail and commercial checking accounts. Commercial checking accounts are expected to become a more significant source of funds. Included in commercial checking accounts at June 30, 1996 and December 31, 1995 were approximately $7,345,000 and $6,815,000 of escrow balances maintained for loans serviced for others. Federal Home Loan Bank advances totaled $195,465,000 at June 30, 1996, compared with $214,781,000 at
December 31, 1995.

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

Other Information

Items 1, 2, 3 , 4 and 5 are not applicable.

Item 6.   Exhibits and reports on Form 8-K

          (a)  Exhibits   None

          (b)  Reports on Form 8-K     There were no reports on
               Form 8-K filed during the six months ended June 30, 1996.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              First Indiana Corporation

August 12, 1996               /s/Owen B. Melton, Jr.
                              ------------------------------
                              Owen B. Melton, Jr.
                              President

August 12, 1996               /s/David L. Gray
                              ------------------------------
                              David L. Gray
                              Vice President and Treasurer