Form 10-Q
period 1996-09-30
FIRST INDIANA CORP
filed 1996-11-13
CIK 789670

United States Securities and Exchange Commission
             Washington, D.C.  20549
                    Form 10-Q
(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
For the quarterly period ended September 30, 1996

                        or

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


Common Stock, par value $0.01 per share             8,300,014 Shares
             Class                               Outstanding at 10/31/96

    FIRST INDIANA CORPORATION AND SUBSIDIARIES
                    FORM 10-Q
                      INDEX


                                                                   Page

Part I    Financial Information                                      3

Item 1.   Financial Highlights

          Financial Statements:

          Condensed Consolidated Balance Sheets
          as of September 30, 1996 and December 31, 1995             4

          Condensed Consolidated Statements of Earnings
          for the Three and Nine Months Ended
          September 30, 1996 and 1995                                5

          Condensed Consolidated Statements of Shareholders'
          Equity for the Nine Months Ended September 30, 1996        6

          Condensed Consolidated Statements of Cash Flows for
          the Nine Months Ended September 30, 1996 and 1995          7

          Notes to Condensed Consolidated Financial Statements       8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       11


Part II   Other Information                                         19

          Signatures                                                20


FINANCIAL HIGHLIGHTS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                           For the Three Months Ended
                                                 September 30,
                                           --------------------------
                                            1996           1995

Total Interest Income                 $      30,986  $      31,510
Total Interest Expense                       15,789         16,749
Net Earnings                                     20          4,174

Primary Earnings Per Share                     0.00           0.49
Fully Diluted Earnings Per Share               0.00           0.49
Dividends Per Share                            0.14           0.12

Net Interest Margin                            4.33 %         4.17 %
Net Interest Spread                            3.63           3.64
Return on Average Equity                       0.06          13.43
Return on Average Assets                       0.01           1.12
Average Shares Outstanding                8,294,482      8,233,853
Primary Shares Outstanding                8,610,449      8,540,744
Fully Diluted Shares Outstanding          8,623,910      8,560,508

                                           For the Nine Months Ended
                                                September 30,
                                           -------------------------
                                            1996           1995

Total Interest Income                 $      94,149  $      91,340
Total Interest Expense                       48,004         48,786
Net Earnings                                  9,389         13,245

Primary Earnings Per Share                     1.09           1.54
Fully Diluted Earnings Per Share               1.09           1.53
Dividends Per Share                            0.42           0.35

Net Interest Margin                            4.36 %         4.06%
Net Interest Spread                            3.70           3.57
Return on Average Equity                       9.32          14.53
Return on Average Assets                       0.84           1.20
Average Shares Outstanding                8,285,023      8,305,498
Primary Shares Outstanding                8,603,984      8,572,489
Fully Diluted Shares Outstanding          8,616,972      8,645,262

                                              At September 30,
                                            1996           1995
                                      ----------------------------
Assets                                $   1,485,436  $   1,539,594
Loans-Net                                 1,221,050      1,235,765
Deposits                                  1,123,436      1,133,723
Shareholders' Equity                        135,162        125,540
Shareholders' Equity/Assets                    9.10 %         8.15 %
Shareholders' Equity Per Share        $       16.30  $       15.23
Market Closing Price                          24.50          20.83
Price/Earnings Multiple                    3,062.50 x        10.59 x

                                               At September 30, 1996
                                              Actual        Required
                                           -------------------------
Capital Ratios
Tangible Capital/Total Assets                  8.71 %         1.50 %
Core (Tier One) Capital/Total Assets           8.71 %         3.00 %
Risk-Based Capital/Risk-Weighted Assets       12.23 %         8.00 %



CONDENSED CONSOLIDATED BALANCE SHEETS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
                                                      September 30,    December 31,
                                                          1996             1995
                                                      (Unaudited)
                                                    --------------------------------
Assets
  Cash                                             $         35,251 $         41,894
  Federal Funds Sold                                              -           33,000
                                                          ---------       ----------
    Total Cash and Cash Equivalents                          35,251           74,894
  Investments Held for Sale                                 119,827           96,813
  Investments (Market Value of $5,809 and $5,949)             5,614            5,843
  Mortgage-Backed Securities Held For Sale                        -                -
  Mortgage-Backed Securities - Net(Market Value of
    $39,335 and $50,426)                                     39,009           49,498
  Loans Held for Sale                                        52,877           52,733
  Loans Receivable                                        1,184,701        1,214,227
  Less Allowance for Loan Losses                             16,528           16,234
                                                          ---------        ---------
  Loans Receivable - Net                                  1,221,050        1,250,726
  Premises and Equipment                                     13,921           13,157
  Accrued Interest Receivable                                11,426           11,645
  Real Estate Owned - Net                                     3,271            1,877
  Prepaid Expenses and Other Assets                          36,067           37,390
                                                   ---------------- ----------------
    Total Assets                                   $      1,485,436 $      1,541,843
                                                   ================ ================

Liabilities and Shareholders' Equity
Liabilities
  Non-Interest-Bearing Deposits                    $         87,699 $         82,237
  Interest-Bearing Deposits                               1,035,737        1,054,743
                                                        -----------      -----------
    Total Deposits                                        1,123,436        1,136,980
  Federal Home Loan Bank Advances                           180,465          214,781
  Short-Term Borrowings                                      17,566           38,642
  Accrued Interest Payable                                    2,285            2,715
  Advances by Borrowers for Taxes and Insurance               3,631            2,107
  Other Liabilities                                          16,969           10,688
                                                        -----------       ----------
    Total Liabilities                                     1,344,352        1,405,913

  Negative Goodwill                                           5,922            6,633

Shareholders' Equity
  Preferred Stock, $.01 Par Value:  2,000,000 Shares
    Authorized; None Issued                                       -                -
  Common Stock, $.01 Par Value:  16,000,000 Shares
    Authorized;  8,764,615 and 8,742,456 Shares Issued and
    Outstanding, including shares in treasury                    88               88
  Paid-In Capital in Excess of Par                           33,079           32,715
  Retained Earnings                                         108,538          102,449
  Net Unrealized Loss on Securities Available For Sale         (193)             395
  Treasury Stock-at Cost, 470,133 Shares
    in 1996 and 1995                                         (6,350)          (6,350)
                                                          ---------         --------
      Total Shareholders' Equity                            135,162          129,297
                                                          ---------         --------
Total Liabilities and Shareholders' Equity         $      1,485,436 $      1,541,843
                                                        ===========     ============

See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                       Three Months Ended September 30, Nine Months Ended September 30,
                                             1996          1995             1996          1995
                                         ----------------------------    ----------------------
Interest Income
 Loans                                 $      28,169 $      27,826 $      86,011 $      80,345
 Mortgage-Backed Securities                      725         1,155         2,327         3,466
 Investments                                   1,881         2,374         5,178         7,085
 Federal Funds Sold and
 Interest-Bearing Deposits                       211           155           633           444
                                              ------        ------        ------        ------
  Total Interest Income                       30,986        31,510        94,149        91,340
                                              ------        ------        ------        ------

Interest Expense
 Deposits                                     13,049        12,991        39,360        37,088
 Federal Home Loan Bank Advances               2,620         3,061         7,987         9,663
 Short-Term Borrowings                           120           697           657         2,035
                                              ------        ------        ------        ------
  Total Interest Expense                      15,789        16,749        48,004        48,786
                                              ------        ------        ------        ------
Net Interest Income                           15,197        14,761        46,145        42,554
Provision for Loan Losses                      1,529         1,600         5,904         3,850
                                              ------        ------        ------        ------
Net Interest Income After Provision
 For Loan Losses                              13,668        13,161        40,241        38,704
                                              ------        ------        ------        ------

Non-Interest Income
Sale of Investments                                -            (7)            -            (7)
Sale of Investments Held For Sale                (16)            -           207           (51)
Sale of Loans                                   (360)          370         1,654         2,199
Sale of Subsidiary                                 -             -         1,204             -
Sale of Deposits                                   -             -             -         1,497
Dividends on Federal Home Loan Bank Stock        261           267           773           730
Loan Servicing Income                            776           725         2,064         2,180
Loan Fees                                        632           537         1,800         1,670
Insurance Commissions                             33           367           599           932
Accretion of Negative Goodwill                   237           237           711           711
Other                                          1,229         1,005         3,560         2,943
                                              ------        ------        ------        ------
  Total Non-Interest Income                    2,792         3,501        12,572        12,804
                                              ------        ------        ------        ------

Non-Interest Expense
Salaries and Benefits                          4,165         5,173        14,413        15,927
Net Occupancy                                    778           774         2,318         2,286
Deposit Insurance                              7,840           591         9,128         1,681
Real Estate Owned Operations - Net               214          (109)          305          (932)
Equipment                                      1,146         1,135         3,310         3,453
Office Supplies and Postage                      459           487         1,581         1,472
Other                                          2,364         2,105         7,298         6,234
                                              ------        ------        ------        ------
  Total Non-Interest Expense                  16,966        10,156        38,353        30,121
                                              ------        ------        ------        ------
Earnings Before Income Taxes                    (506)        6,506        14,460        21,387
Income Taxes                                    (526)        2,332         5,071         8,142
                                              ------        ------        ------        ------
Net Earnings                           $          20 $       4,174 $       9,389 $      13,245
                                              ======        ======        ======        ======

Primary Earnings Per Share             $        0.00 $        0.49 $        1.09 $        1.54
                                              ======        ======        ======        ======
Fully Diluted Earnings Per Share       $        0.00 $        0.49 $        1.09 $        1.53
                                              ======        ======        ======        ======
Dividends Per Common Share             $        0.14 $        0.12 $        0.42 $        0.35
                                              ======        ======        ======        ======

See Notes to Condensed Consolidated Financial Statements



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

First Indiana Corporation and Subsidiaries                                                   Net Unreal-
(Dollars in Thousands, Except Per Share Data)                          Paid-In              ized Loss on                   Total
(Unaudited)                                                            Capital                Securities                  Share-
                                                Common Stock          in Excess   Retained    Available     Treasury     holders'
                                               Shares      Amount      of Par     Earnings     For Sale       Stock       Equity
                                              -------      --------   ---------   ---------  ------------  ---------    ---------

Balance at December 31, 1995                  8,272,323         $88     $32,715    $102,449        $395     ($6,350)     $129,297
   Common Stock Issued Under Restricted
     Stock Plans-Net of Amortization                  -           -         128         197           -           -           325
   Exercise of Stock Options                     22,869           -         252           -           -           -           252
   Unrealized Loss on Securities Available
     for Sale, Net of Income Taxes of $(400)          -           -           -           -        (588)          -          (588)
  Common Stock Issued Under Deferred
     Compensation Plan                                -           -           -         (15)          -           -           (15)
   Net Earnings For The Nine Months
     Ended September 30, 1996                         -           -                   9,389           -           -         9,389
   Dividends on Common Stock                          -           -           -      (3,482)          -           -        (3,482)
   Payment for Fractional Shares                   (710)          -         (16)          -           -           -           (16)
   Purchase of Treasury Stock                         -           -           -           -           -           -             0
                                              ---------    --------   ---------   ---------  ------------  ---------    ---------
Balance at September 30, 1996                 8,294,482         $88     $33,079    $108,538       ($193)    ($6,350)     $135,162
                                              =========    ========   =========   =========  ============  =========    =========

See Notes to Condensed Consolidated Financial Statements



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)

                                                            Nine Months Ended September 30,
                                                                  1996          1995
                                                            ----------------------------
Cash Flows from Operating Activities
  Net Earnings                                              $       9,389 $      13,245
Adjustments to Reconcile Net Earnings to:
    Net Cash Provided (Used) by Operating Activities
     (Gain) Loss on Sale of Assets                                 (1,882)       (3,643)
     Amortization                                                   1,249         1,317
     Amortization of Restricted Stock Plan                            325           279
     Depreciation                                                   1,453         1,408
     Net (Accretion) Amortization of Loans and
      Mortgage-Backed Securities                                      (62)         (310)
     Provision for Loan Losses                                      5,904         3,850
     Origination of Loans Held For Sale Net
      of Principal Collected                                     (232,785)     (114,002)
     Origination of Mortgage Backed Securities
      Available for Sale                                             (734)           --
     Proceeds from Sale of Loans Held for Sale                    234,295        66,259
     Proceeds from Sale of Mortgage-Backed Securities
      Available for Sale                                              734            --
     Change In:
       Accrued Interest Receivable                                    219        (1,723)
       Other Assets                                                (1,687)       (7,518)
       Accrued Interest Payable                                      (430)        2,042
       Other Liabilities                                            6,281           359
                                                                ---------      ---------
       Net Cash Provided (Used) by Operating Activities            22,269       (38,437)
                                                                ---------      ---------
Cash Flows from Investing Activities
  Proceeds from Maturities of Investment Securities                18,931         5,730
  Proceeds from Sale of Investment Securities                                     2,993
  Proceeds from Sale of Investments Available for Sale             25,560         1,369
  Purchase of Investment Securities Available for Sale            (68,225)           --
  Principal Collected on Mortgage-Backed Securities                10,489        16,109
  Originations of Loans Net of Principal Collected                (11,224)     (235,781)
  Proceeds from Sale of Indirect Installment Portfolio             32,756            --
  Proceeds from Sale of Loans                                       2,730       125,100
  Purchase of Premises and Equipment                               (2,256)       (1,136)
                                                                ---------      ---------
    Net Cash Provided (Used) by Investing Activities                8,761       (85,616)
                                                                ---------      ---------
Cash Flows from Financing Activities
  Net Change in Deposits                                          (13,544)      128,771
  Proceeds from Sale of Deposits                                       --       (25,462)
  Repayment of Federal Home Loan Bank Advances                   (219,026)     (321,024)
  Borrowings of Federal Home Loan Bank Advances                   184,710       334,000
  Net Change in Short-Term Borrowings                             (21,076)        7,642
  Net Change in Advances by Borrowers
    for Taxes and Insurance                                         1,524         2,017
  Stock Option Proceeds                                               252           310
  Payment for Fractional Shares                                       (16)           --
  Dividends Paid                                                   (3,482)       (2,912)
  Purchase of Treasury Stock                                           --        (6,203)
  Common Stock Issued Under Deferred Compensation Plan                (15)           --
                                                                ---------      ---------
    Net Cash Provided (Used) by Financing Activities              (70,673)      117,139
                                                                ---------      ---------
Net Change in Cash and Cash Equivalents                           (39,643)       (6,914)
Cash and Cash Equivalents at Beginning of Period                   74,894        53,432
                                                                ---------      ---------
Cash and Cash Equivalents at End of Period                  $      35,251 $      46,518
                                                                =========      =========

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
  Interest on Deposits, Advances, and
  Other Borrowed Money                                      $      48,434 $      46,744
Income Taxes                                                        7,751         9,625
Transfer of Loans to Real Estate Owned                                284           188

See Notes to Condensed Consolidated Financial Statements


    FIRST INDIANA CORPORATION AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                 STATEMENTS
       Nine Months Ended September 30, 1996
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

     Earnings per share for 1996 and 1995 are computed by dividing net earnings by the primary and fully diluted shares of common stock and common stock equivalents outstanding during the period (8,610,449 and 8,623,910 for the three months ended September 30, 1996; 8,540,744 and 8,560,508 for the three months ended September 30, 1995; 8,603,984 and 8,616,972 for the nine months ended September 30, 1996; and 8,572,489 and 8,645,262 for the nine months ended September 30, 1995) after giving retroactive effect to a six-for-five stock split in March 1996.

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

Note 4 - Current Accounting and Regulatory Pronouncements

     Mortgage Servicing Rights. The Bank originates mortgage loans for sale to the secondary market, and sells the loans with servicing either retained or released. Effective January 1, 1996, the Bank adopted Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" ("FAS 122"). For servicing retained loan sales, this Statement requires capitalization of the cost of mortgage servicing rights, regardless of whether those rights were acquired through purchase or origination activities. Prior to adoption of FAS 122, only purchased loan servicing rights were capitalized.

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

     Mortgage servicing rights are periodically evaluated for impairment by stratifying them based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), investor type (FHLMC, GNMA, private), term, and note rate. Impairment represents the excess of cost of an individual mortgage servicing rights stratum over its estimated fair value, and is recognized through a valuation allowance.

     Fair values for individual stratum are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of loan servicing rights, and the related valuation allowance, to change significantly in the future. As of September 30, 1996, the balance of capitalized loan servicing rights was $702,000.

     Tax Bad Debt Reserves. On August 20, 1996, President Clinton signed the Small Business Job Protection Act (the "Act") into law. One provision of the Act repeals the reserve method of accounting for bad debts for savings institutions, effective for taxable years beginning after 1995. The Bank therefore will be required to use the specific charge-off method on its 1996 and subsequent federal income tax returns. The Bank will be required to recapture over approximately six years its "applicable excess reserves", which are its federal tax bad debt reserves in excess of the base year reserve amount described in the following paragraph. The Bank has approximately $1,200,000 of "applicable excess reserves" and has provided a deferred tax liability related to this recapture.

     In accordance with SFAS No. 109, "Accounting for Income Taxes," a deferred liability has not been established for the Bank's tax bad debt base year reserves of $16,300,000. The base year reserves are generally the balance of reserves as of December 31, 1987, reduced proportionally for reductions in the Bank's loan portfolio since that date. The base year reserves will continue to be subject to recapture, and the Bank could be required to recognize a tax liability if: (1) the Bank fails to qualify as a "bank" for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in tax law. The enactment of this legislation is expected to have no material impact on the Bank's operations or financial position.

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. During June 1996, the FASB issued SFAS
No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The financial components approach focuses on the assets and liabilities that exist after the transfer.

     SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Due to the timing of the issuance of this pronouncement, management is currently reviewing SFAS 125 to determine the effect, if any, it will have on the financial statements of the Bank.

Note 5 - Current Events

     In July 1996, the Corporation approved a program to repurchase from time to time up to $5,000,000 of the Corporation's common stock in the open market. The shares will be repurchased by the use of general corporate funds and held on the Corporation's books as treasury stock. The program replaces one previously adopted in August 1994.

Note 6 - Regulatory Issues

     In September 1996, the Federal Deposit Insurance Corporation
("FDIC") levied a special deposit insurance assessment on all savings institutions intended to recapitalize its Savings Association Insurance Fund ("SAIF"), which insures the Bank's deposits. First Indiana incurred a one-time pre-tax charge to earnings in this quarter of $7,191,000 to comply with this assessment. This one-time charge will reduce First Indiana's future deposit insurance premiums to $.064 per $100 of deposits, compared with the current premium of $.23 per $100 of deposits.

  Note 7 -  Reclassifications

     Certain amounts in the 1995 Condensed Consolidated Financial
Statements have been reclassified to conform to the 1996 presentation.

Management's Discussion and Analysis of Results of Operations and
Financial Condition

Summary of Corporation's Results

     First Indiana Corporation and subsidiaries had net earnings of $20,000 for the third quarter of 1996, compared with net earnings of $4,174,000 in the third quarter of 1995. Earnings per share for the three months ended September 30, 1996 were $.00, compared with $.49 per share for the same period one year ago.

     For the first nine months of 1996, net earnings were $9,389,000, compared with $13,245,000 one year ago. For the nine months ended September 30, 1996, net earnings per share were $1.09, compared with $1.53 for the same period one year ago. Included in net earnings this year is a third quarter one-time after-tax charge of $4,278,000, or $.50 per share, to cover an assessment by the FDIC to recapitalize SAIF, as well as a second quarter non-recurring after-tax gain of $716,000, or $.08 per share, from the sale of the Bank's investment and insurance subsidiaries, One Investment Corporation and One Insurance Agency. These subsidiaries were sold to The Somerset Group, Inc., a publicly held company that owns approximately 22 percent of First Indiana Corporation.

     Cash dividends per share for the first nine months of 1996 and 1995 were $.42 and $.35 per share, respectively.

Net Interest Income

     Net interest income was $15,197,000 for the three months ended September 30, 1996, compared with $14,761,000 for the three months ended September 30, 1995. For the nine months ended September 30,
1996, net interest income was $46,145,000, compared with $42,554,000 for the nine months ended September 30, 1995. The increase in net interest income can be attributed to loan growth in targeted higher-yielding portfolios.

     Total net loans outstanding declined one percent to $1,221,050,000 at September 30, 1996, compared with $1,235,765,000 one year earlier.
Much of the Bank's growth in loans stemmed from two areas targeted for aggressive expansion: home equity and business loans. At September 30, 1996, home equity loans outstanding were $507,420,000, compared with $449,289,000 at September 30, 1995, a 13 percent increase. Business loans outstanding at September 30, 1996 were $85,193,000, compared with $59,720,000 at September 30, 1995, a 43 percent increase. The Bank is capitalizing on consumer demand for home equity loans and lines of credit by offering streamlined approval and no closing costs or annual fees. These products help maintain the Bank's competitive edge and further enhance its reputation as an innovative real estate lender.

     During the third quarter, the Bank completed the sale of approximately $32,756,000 of its indirect automobile portfolio. The Bank discontinued this business in June 1994 to focus its attention on lending areas more closely related to the Bank's mission as a comprehensive provider of real estate financial services.

     Compared with year-end 1995, net loans fell $29,676,000. This contraction resulted from the auto loan sale discussed above and from continued prepayments and sales of residential mortgage loans. The mortgage loan sales reflect the Bank's ongoing shift to a bank-like balance sheet.

     Interest income for the third quarter of 1996 was $30,986,000, compared with $31,510,000 for the three months ended September 30, 1995. Interest income for the nine months ended September 30, 1996 was $94,149,000, compared with $91,340,000 for the same period in 1995. Interest expense for the third quarter of 1996 was $15,789,000, compared with $16,749,000 for the three months ended September 30, 1995. Interest expense for the nine months ended September 30, 1996 and 1995 was $48,004,000 and $48,786,000, respectively.

     During the third quarter of 1996, the Corporation's cost of funds was 5.20 percent, compared with 5.27 percent one year ago. For the nine months ended September 30, 1996, the cost of funds was 5.19 percent, compared with 5.15 percent for the same period in 1995. The yield on earning assets was 8.83 percent for the third quarter of 1996, compared with 8.91 percent one year ago. For the nine months ended September 30, 1996, the yield on earning assets was 8.89 percent, compared with 8.72 percent for the same period in 1995. Growth in higher-yielding loans contributed to the stronger margin.

     Annualized return on total average assets was 0.01 percent for the three months ended September 30, 1996, compared with 1.12 percent one year ago. For the nine months ended September 30, 1996, the Corporation's annualized return on total average assets was 0.84 percent, compared with 1.20 percent for the same period in 1995. The 1996 returns are depressed primarily because of the one-time SAIF assessment previously discussed.

Net Interest Margin

     Net interest margin consists of two components: interest-rate spread and the contribution of interest-free funds (primarily capital and other non-interest-bearing liabilities). The following analysis of net interest margin reflects the favorable impact of the Corporation's asset-sensitive position.

                                     Three Months Ended September 30,
(Dollars in Thousands)                   1996          1995
                                     --------------------------------
Net Interest Income                $      15,197 $      14,761
                                   ============= =============

Average Interest-Earning Assets    $   1,404,160 $   1,414,241
Average Interest-Bearing Liabilities   1,215,443     1,271,385
                                   ------------- -------------
Average Interest-Free Funds        $     188,717 $     142,856
                                   ============= =============

Yield on Interest-Earning Assets            8.83%         8.91%
Yield on Interest-Bearing Liabilities       5.20%         5.27%
                                         --------      --------
Interest-Rate Spread                        3.63%         3.64%
Impact of Interest-Free Funds               0.70%         0.53%
                                         --------      --------
Net Interest Margin                         4.33%         4.17%
                                         ========      ========

All non-accruing delinquent loans have been included in average interest-earning assets.


                                     Nine Months Ended September 30,
(Dollars in Thousands)                   1996            1995
                                   ---------------------------------
Net Interest Income                $      46,145 $      42,554
                                   ============= =============

Average Interest-Earning Assets    $   1,412,451 $   1,397,125
Average Interest-Bearing Liabilities   1,234,125     1,262,333
                                   ------------- -------------
Average Interest-Free Funds        $     178,326 $     134,792
                                   ============= =============

Yield on Interest-Earning Assets            8.89%         8.72%
Yield on Interest-Bearing Liabilities       5.19%         5.15%
                                         --------      --------
Interest-Rate Spread                        3.70%         3.57%
Impact of Interest-Free Funds               0.66%         0.49%
                                         --------      --------
Net Interest Margin                         4.36%         4.06%
                                         ========      ========

All non-accruing delinquent loans have been included in average interest-earning assets.



Non-Performing Assets and Summary of Loan Loss Experience

     The following table analyzes the allowance for losses on loans and REO for the nine months ended September 30, 1996 and 1995.



                                                Loan              REO            Loan and REO
                                           Loss Allowance    Loss Allowance     Loss Allowance
                                             1996     1995     1996     1995     1996     1995
(Dollars in Thousands)                     -----------------------------------------------------
Balance of Loss Allowance
 at Beginning of Year                      $16,234  $12,525   $1,066   $1,217  $17,300  $13,742
Provision for Losses                         6,925    3,850     (250)      --    6,675    3,850
Recapture of Provision Due to
 Auto Portfolio Sale                        (1,021)      --       --       --   (1,021)       0
Charge-Offs -- Residential                      (9)     (33)      (6)    (130)     (15)    (163)
                   -- Consumer              (6,286)  (2,217)    (307)     (87)  (6,593)  (2,304)
                   -- Construction            (212)     (33)     (40)     (69)    (252)    (102)
                   -- Business                  --      (55)      --       --        0      (55)
                   -- Commercial Real Estate    --     (105)      --       --        0     (105)
Recoveries -- Residential                        9        3        1      153       10      156
                 -- Consumer                   782      123       85       39      867      162
                 -- Construction                67       10       --        5       67       15
                 -- Business                    39       --       --       --       39        0
                 -- Commercial Real Estate      --       14       --       --        0       14
                                           -------  -------     ----   ------  -------  -------
Balance at September 30,                   $16,528  $14,082     $549   $1,128  $17,077  $15,210
                                           =======  =======     ====   ======  =======  =======
Ratio of Allowance for Loan Losses to Loans
  Receivable                                 1.34%    1.13%

Ratio of REO Loss Allowance to Real Estate Owned               14.37%   17.86%

Ratio of Total Loan and REO Los Allowance to
  Non-Performing Assets                                                          60.21%   54.78%



     Non-performing assets were $28,364,000, or 1.91 percent of assets, at September 30, 1996. This compares with $27,165,000, or 1.78 percent of assets, at December 31, 1995 and $27,765,000, or 1.80 percent of assets, at September 30, 1995. This category includes not only non-accrual loans and REO, but also restructured loans on which the Bank continues to accrue interest. At September 30, 1996, $5,862,000 of non-performing assets were restructured loans.

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

     The provision for losses on loans in the third quarter of 1996 was
$1,529,000, compared with $1,600,000 in the third quarter of 1995.   The
1996 loan loss provision includes a $1,021,000 recapture of provision from the sale of the auto loan portfolio. For the nine months ended September 30, 1996, the total provision for loan losses was $5,904,000, compared with $3,850,000 for the same period in 1995. The increase is attributable to greater originations of higher loan-to-value home equity loans and to an increase in delinquencies in the Bank's portfolio of home equity and automobile loans. At September 30, 1996, home equity delinquencies increased to 2.30 percent of the total home equity portfolio, an increase from the year-end 1995 level of 1.78 percent. While management believes that these consumer portfolios have strong credit quality, it recognizes the increased risk of such portfolios compared to traditional residential loan portfolios, and has increased the Bank's loan loss provision accordingly.

     The increased charge-offs in 1996 reflect both the significant increase in home equity loans outstanding and a change to a more conservative charge-off policy similar to that of commercial banks. The
Bank now writes down consumer loans at the date of foreclosure and charges off the entire balance of home equity loans greater than 120 days delinquent with loan-to-value ratios above 90 percent. If the loan has a loan-to-value ratio of less than 90 percent, the loan is written down to its estimated disposition value after considering any first mortgage position and 15 percent disposition costs. Indirect automobile loans greater than 120 days delinquent are charged off in full. If collection efforts result in a subsequent recovery of all or a portion of the loan amount, the Bank recognizes the recovery at the time of receipt.

     During the third quarter, the Bank decreased the allowance for REO losses by $150,000. Because of the sale of many foreclosed commercial real estate properties, the careful review of the remaining REO portfolio, and the change in charge-off policy discussed above, the Bank's management determined that it was not necessary to maintain an excess
REO loss allowance.

     The amount of the provision in 1996 is the result of management's ongoing evaluation of the adequacy of its loan and real estate owned loss allowances and the changing composition of the Corporation's loan portfolio and REO. Management will continue to evaluate the adequacy of the provision and will adjust it if necessary to reflect changes in the amount or category of loans originated, changes in current economic conditions and the credit risk of the loan portfolio and REO.
     During the third quarter of 1996, a $5,300,000 commercial loan was deemed to be a potential problem loan by management. Although the loan is current and is adequately secured by accounts receivable, inventory and other assets, a disruption in the cash flow generated by the borrower could lead to further reclassification of this loan.

Non-Interest Income

     Total non-interest income was $2,792,000 for the three months ended September 30, 1996, compared with $3,501,000 for the same period in 1995. For the nine months ended September 30, 1996 and 1995, total non-interest income was $12,572,000 and $12,804,000, respectively. Non-interest income in 1996 includes a $1,204,000 pre-tax gain from the sale of the Bank's investment and insurance subsidiaries, One Investment Corporation and One Insurance Agency. Included in 1995 earnings is a gain of $1,497,000 from the sale of approximately $25,462,000 of the Bank's deposits following its departure from the Princeton, Indiana market.

     The Bank realized $882,000 on the sale of approximately
$45,158,000 in fixed-rate home equity loans during the first half of 1996 which were sold from the Bank's regular production as part of a strategy to sell loans to targeted investors on an ongoing basis. During the third quarter, the Bank completed the sale of the indirect installment lending portfolio at a loss of $928,000. The remaining gain on sale of loans of $1,700,000 in 1996 is attributable to the sale of residential mortgage loans in the normal course of the Bank's mortgage banking operations. During the second quarter of 1995, the Bank sold approximately $44,769,000 in fixed rate home equity loans from the Bank's portfolio at a pre-tax gain of $1,535,000.

     Loan servicing income for the nine months ended September 30, 1996 decreased from the comparable period in 1995 principally due to the amortization of purchased and originated mortgage servicing right assets. The Bank purchased $310 million in residential mortgage loan servicing rights in the second quarter of 1995.

     Insurance commissions decreased $334,000 for the three months ended September 30, 1996 due to the sale of the Bank's investment and insurance subsidiaries in the second quarter of 1996.

Non-Interest Expense

     Non-interest expense was $16,966,000 for the three months ended September 30, 1996, compared with $10,156,000 for the same period in 1995. Non-interest expense for the nine months ended September 30, 1996 and 1995 was $38,353,000 and $30,121,000, respectively. Included in 1996 non-interest expense is the one-time $7,191,000 assessment by the FDIC intended to recapitalize SAIF. As a result of this one-time charge, First Indiana will realize a reduction of nearly 75 percent in deposit insurance costs in the future. Capitalized costs increased $181,000 and $597,000 for the three and nine months ended September 30, 1996 over 1995 levels because of the increased home equity loan volume. Marketing expense increased $287,000 for the nine months ended September 30, 1996 over the first nine months of last year because of a renewed commitment to research, sales training, and advertising.

     Included in real estate owned operations net are all of the operating revenues and expenses associated with the Corporation's REO. Such net results declined by $323,000 and $1,237,000 for the three and nine months ended September 30, 1996, respectively, from one year ago. This decline reflects a 1995 first quarter gain of $713,000 on a payoff of a commercial real estate REO property.

Capital Resources and Liquidity

     At September 30, 1996, shareholders' equity was $135,162,000, or 9.10 percent of total assets, compared with $129,297,000, or 8.39 percent, at December 31, 1995 and $125,540,000, or 8.15 percent, at September 30, 1995.

     The Bank continues to exceed all minimum capital requirements.
At September 30, 1996, the Bank's tangible and core capital stood at $129,395,000, or 8.71 percent of assets, $107,105,000 in excess of the 1.50 percent minimum tangible capital and $84,815,000 in excess of the three percent minimum required core capital. Risk-based capital equaled $142,852,000, or 12.23 percent of risk-weighted assets, $49,385,000 more than the minimum eight percent risk-based level required.



                                                              Regulatory Capital
                                                              September 30, 1996

                                     GAAP   Tangible            Core            Risk-Based
(Dollars in Thousands)              Capital  Capital     %     Capital     %     Capital     %
                                   -------------------------------------------------------------
First Indiana Corporation Capital  $135,162
                                   ========
First Indiana Bank Capital         $129,309 $129,309          $129,309          $129,309
                                   ========
Additional Capital Items:

    SFAS 115 Adjustment                          193               193               193
    Non-Qualifying Servicing                    (107)             (107)             (107)
    General Valuation Allowance                                                   14,628
    Land Loans above 80% Loan-to-Value                                            (1,171)
                                             -------           -------           -------
Computed Regulatory Capital                  129,395     8.71% 129,395     8.71% 142,852    12.23%

Minimum Capital Requirement                  (22,290)    1.50% (44,580)    3.00% (93,467)    8.00%
                                             -------           -------           -------
Excess Regulatory Capital                   $107,105           $84,815           $49,385
                                            ========           =======           =======
Fully Phased-in Requirement                              1.50%             3.00%             8.00%




     The Corporation paid a quarterly dividend of $.14 per common share September 17, 1996 to shareholders of record as of September 3, 1996. This reflects an increase from $.12 per share in 1995. On March
1, 1996, the Corporation effected a six-for-five stock split. All per-share amounts have been adjusted to reflect the stock split.

     The Corporation conducts its business through its subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investment in the Bank.

     Regulations of the former Federal Home Loan Bank Board (the
 Bank Board") required thrift institutions to maintain minimum levels of certain liquid investments, as defined in the regulations, of at least five percent of net withdrawable assets. The director of the OTS is required to set minimum liquidity levels between four and 10 percent of assets. Current regulations require a minimum liquidity level of five percent.
The Corporation's liquidity ratio at September 30, 1996, was 10.50 percent.

Interest-Rate Sensitivity

     The following schedule analyzes the difference or gap in rate-sensitive assets and liabilities at September 30, 1996 and December 31, 1995.



                                                       Rate Sensitivity by Period of Maturity or Rate Change
                                                                        September 30, 1996
                                                       ------------------------------------------------------
                                                                                     Over 180     Over
                                                               % of       Within     Days to    1 Year to      Over
(Dollars in Thousands)                    Rate     Balance    Total      180 Days     1 Year     5 Years     5 Years
Interest-Earning Assets
Investment Securities & Other              6.01%$   125,441      8.95%$    34,966       4,997      82,744       2,734
Loans Receivable (1)
  Mortgage-Backed Securities               7.54%     39,009      2.78%      6,071      13,380      12,924       6,634
  Residential Mortgage Loans               7.85%    424,765     30.30%    185,326      69,931     123,403      46,105
  Commercial Real Estate Loans            10.26%     41,293      2.94%     11,489       6,156      11,892      11,756
  Business  Loans                          9.39%     85,193      6.08%     57,361       2,453      16,184       9,195
  Consumer Loans                          10.32%    537,694     38.35%    221,283      38,082     169,713     108,616
  Residential Construction Loans           8.52%    148,633     10.60%    134,177       --         14,456       --
                                                -----------    -------    -------     -------     -------     -------
       Total                               8.86%$ 1,402,028    100.00%    650,673     134,999     431,316     185,040
                                                ===========    =======    -------     -------     -------     -------
Interest-Bearing Liabilities

Deposits:
  Demand Deposits (2)                      2.50%$    98,723      8.00%$     --          --          --         98,723
  Passbook Deposits (3)                    2.99%     48,444      3.93%      9,861       1,376       9,689      27,518
  Money Market Savings                     4.79%    269,282     21.83%    269,282       --          --          --
  Jumbo Certificates                       5.66%    113,540      9.20%     60,919      14,934      37,687       --
  Fixed-Rate Certificates                  5.67%    505,748     40.99%    198,953     100,023     206,772       --
                                                  ---------     ------    -------     -------     -------     -------
       Total                               5.01%  1,035,737     83.95%    539,015     116,333     254,148     126,241
Borrowings:
  FHLB Advances                            5.65%    180,465     14.63%$    84,000      20,000      74,000       2,465
  Short-Term Borrowings                    4.65%     17,566      1.42%     17,566       --          --          --
                                                  ---------    -------    -------     -------     -------     -------
       Total                               5.10%  1,233,768    100.00%    640,581     136,333     328,148     128,706
                                                               =======
Net - Other (4)                                     168,260                                                   168,260
                                                  ---------                                                   -------
    Total                                       $ 1,402,028               640,581     136,333     328,148     296,966
                                                ===========               -------     -------     -------     -------
Rate Sensitivity Gap                                                  $    10,092 $    (1,334)$   103,168 $  (111,926)
                                                                          =======     =======     =======    ========
September 30, 1996
Cumulative Rate-Sensitivity Gap                                       $    10,092 $     8,758 $   111,926
                                                                          =======     =======     =======
Percent of Total Interest-Earning Assets                                     0.72%       0.62%       7.98%

December 31, 1995 Gap
Cumulative Rate-Sensitivity Gap                                       $    75,813 $    53,781 $   109,934
                                                                          =======     =======     =======
Percent of Total Interest-Earning Assets                                     5.22%       3.70%       7.57%


(1) The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayment adjusted for estimated prepayments.
    For adjustable-rate loans, interest rates adjust at intervals of six months to five years. Included in Residential Mortgage Loans are $25,729,000 of Loans Held for Sale. Included in Consumer Loans are $27,148,000 of Home
    Equity Loans Held for Sale.
(2) These deposits have been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive. This assumption is based upon historic trends of these deposits through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits. Included in this category are NOW, money market checking and non-interest bearing deposits. The rate represents a blended rate on all deposit types in the category.
(3) A portion of these deposits have been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive. This assumption is based upon the historic minimal decay rates on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.
(4) Net - Other is the excess of other non-interest-bearing liabilities and capital over other non-interest-bearing assets.


     First Indiana engages in rigorous, formal asset/liability management, the objectives of which are to manage interest-rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. At September 30, 1996, the Corporation's cumulative one-year interest-rate gap stood at 0.62 percent. This means that 0.62 percent of First Indiana's assets will reprice within one year without a corresponding repricing of the liabilities funding them.

Financial Condition

     Total assets at September 30, 1996, were $1,485,436,000, a decrease from $1,541,843,000 at December 31, 1995.

     Loans and mortgage-backed securities net at September 30, 1996, were $1,221,050,000, compared with $1,250,726,000 at December 31,
1995.   Most of this contraction resulted from the sale of the Bank's auto loan portfolio, as well as continued sales and prepayments of residential mortgage loans. Mortgage-backed securities decreased $10,489,000 due to prepayments.

     In the past nine months, consumer loans decreased $37,314,000, mainly because of the sale of the indirect installment lending portfolio. The Corporation's loan servicing portfolio amounted to $1,077,090,000 at September 30, 1996, compared with $1,130,209,000 at December 31,
1995.

     Total deposits were $1,123,436,000 at September 30, 1996, compared with $1,136,980,000 at December 31, 1995. Non-interest-bearing deposits consist of retail and commercial checking accounts, as well as official checking accounts. Commercial checking accounts are expected to become a more significant source of funds. Included in commercial checking accounts at September 30, 1996 and December 31, 1995 were approximately $10,271,000 and $6,815,000 of escrow balances maintained for loans serviced for others. Official checking accounts at September 30, 1996 and December 31, 1995 were $38,664,000 and $18,276,000, respectively. Federal Home Loan Bank advances totaled $180,465,000 at September 30, 1996, compared with $214,781,000 at December 31, 1995.

     The Corporation also uses short-term repurchase agreements as sources of funds. Borrowings will continue to be used in the short run to compensate for periodic or other reductions in deposits or inflows at less than projected levels, and long-term to support mortgage lending activities.

Other Information

Items 1, 2, 3 , 4 and 5 are not applicable.

Item 6.   Exhibits and reports on Form 8-K

          (a)  Exhibits   Financial Data Schedule

          (b)  Reports on Form 8-K     There were no reports on
               Form 8-K filed during the three months ended
               September 30, 1996.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              First Indiana Corporation

November 12, 1996             /s/Owen B. Melton, Jr.
                             --------------------------
                              Owen B. Melton, Jr.
                              President

November 12, 1996             /s/David L. Gray
                             --------------------------
                              David L. Gray
                              Vice President and Treasurer