Form 10-K
period 1996-12-31
FIRST INDIANA CORP
filed 1997-03-24
CIK 789670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                             FORM 10-K
(Mark One)
 [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the fiscal year ended December 31, 1996

                                 or
       [ ] Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
              For the transition period from____ to ____

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No ___.

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $174,658,000 as of February 28, 1997.

On February 28, 1997, the registrant had 10,509,263 shares of common stock outstanding, $.01 par value (as adjusted for five-for-four stock split paid March 18, 1997).

     Documents Incorporated by Reference:  See Page 2.

            DOCUMENTS INCORPORATED BY REFERENCE



         Documents                              Form 10-K Reference


Annual Report to Shareholders for 1996               Part II

Proxy Statement Dated March 12, 1997                 Part III

Total Number of Pages in this Report                  107

List of Exhibits on Pages                            34-36

                     FIRST INDIANA CORPORATION

                         FORM 10-K

                     Table of Contents

                                                         Page

PART I                                                    4

   Item 1.      Business                                  4

   Item 2.      Properties                               24

   Item 3.      Legal Proceedings                        28

   Item 4.      Submission of Matters to a Vote
                of Security Holders                      28

PART II                                                  28

   Item 5.      Market for Registrant's Common Equity
                and Related Shareholder Matters          28

   Item 6.      Selected Financial Data                  28

   Item 7.      Management's Discussion and Analysis
                of Financial Condition and Results
                of Operation                             28

   Item 8.      Financial Statements and
                Supplementary Data                       29

   Item 9.      Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure                     29

PART III                                                 29

   Item 10.     Directors and Executive Officers
                of the Registrant                        29

   Item 11.     Executive Compensation                   30

   Item 12.     Security Ownership of Certain
                Beneficial Owners and Management         30

   Item 13.     Certain Relationships and
                Related Transactions                     30

PART IV                                                  31

   Item 14.     Exhibits, Financial Statement
                Schedules, and Reports on Form 8-K       31

SIGNATURES                                               33

EXHIBIT INDEX                                            34

               PART I

Item I. Business

First Indiana Corporation

     First Indiana Corporation, an Indiana corporation formed in 1986 (the "Corporation"), is a nondiversified, unitary savings and loan holding company. The principal asset of the Corporation is the outstanding stock of First Indiana Bank ("First Indiana" or the "Bank"), its wholly owned subsidiary. The Corporation has no separate operations, and its business consists only of First Indiana and its subsidiaries. First Indiana's subsidiaries include One Mortgage Corporation, a mortgage origination subsidiary, and One Property Corporation, a real estate investment subsidiary.

First Indiana Bank

     First Indiana is a federally chartered stock savings bank whose depository accounts are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance
Corporation (the "FDIC").   Established in 1934, First Indiana was
operated as a federally chartered, mutual savings and loan institution until August 1983, when it converted to a federal stock savings bank. First Indiana has $1.5 billion in assets and is the largest publicly-held bank based in Indianapolis.

     First Indiana is engaged primarily in the business of attracting deposits from the general public and originating residential mortgage loans, commercial loans, and consumer loans. First Indiana offers a full range of banking services through 28 banking offices located throughout metropolitan Indianapolis, Evansville, Franklin, Pendleton, Westfield, Mooresville and Rushville, Indiana. The Bank's divisions in Evansville, Mooresville, and Rushville operated under the names Mid-West Federal Savings Bank, Mooresville Savings Bank, and First
Federal Savings and Loan of Rushville until June 1996, when all three divisions adopted the First Indiana Bank name.

     First Indiana's subsidiary, One Mortgage Corporation, operates mortgage origination offices in Florida and North Carolina. First Indiana has mortgage and consumer loan service offices throughout Indiana, Florida, Georgia, Illinois, North Carolina, and Ohio. First Indiana's investment and insurance subsidiaries, One Investment Corporation and One Insurance Agency, Inc., were sold in the second quarter of 1996 to The Somerset Group, Inc., a publicly held affiliate which owns approximately 22 percent of the Corporation's stock.

     The six-county area served by First Indiana consists of Indianapolis, the State's largest city and capital, together with outlying suburban and agricultural areas in the central part of the State. The population of the six-county metropolitan Indianapolis area in 1990 was approximately 1,200,000. Indianapolis' diversified economy includes manufacturing and service industries, such as Eli Lilly & Company (pharmaceuticals), the federal and state governments, General Motors (engines), and Ameritech (communications).

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

     First Indiana experiences substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the ability to offer attractive interest rates and the availability of convenient office locations and flexible hours. Direct competition for deposits comes from other savings institutions, commercial banks, money market mutual funds, and other investment products. The primary factors in competing for loans are interest rates, loan origination fees, and loan product variety. Competition for origination of loans normally comes from other banks, brokers, and insurance companies.

Lending Activities

     General.   First Indiana  offers a broad range of lending
products to selected segments of the markets it serves. The Bank has expanded upon its heritage as a single-family mortgage lender by offering a complete array of loans secured primarily by real estate. In addition to first mortgage loans, the Bank now has a substantial market presence in residential construction lending, commercial real estate lending, business loans to selected segments of the market, and consumer loans, primarily home equity loans originated both on a direct and indirect basis.

     The Bank's management believes that the surest path for the Bank's long-term success is to concentrate on selected product lines sold to certain segments of the market. Accordingly, in 1994 the Bank discontinued its indirect (dealer) auto lending business to redirect resources toward real estate-focused activities. The Bank also implemented a series of process and operational enhancements that enable it to act as both a mortgage banker and portfolio lender with maximum efficiencies as interest rates cause consumer preferences to shift between these two types of residential mortgage loan products.

     To minimize the mismatch between the duration of its interest-rate-sensitive assets and liabilities, First Indiana has a policy of (i) increasing its portfolio of adjustable-rate and shorter-term mortgage, consumer and business loans; (ii) selling almost all fixed-rate, longer-term loans to the secondary market unless those loans can be funded by liabilities of a similar maturity; and (iii) increasing transaction accounts, which are less volatile than certificates of deposit.

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


Loan Portfolio Composition
(Dollars in Thousands)                                           At December 31,
                                                                 ---------------
                                                  1996                  1995                1994
                                             Amount   Percent      Amount   Percent    Amount  Percent
                                             ------   -------      ------   -------    ------  -------
Loans by Type of Security:
First Mortgage Loans Secured by:
   Single-Family Units                    $  640,743     47.3%  $  625,133     45.0%$  583,345   47.1%
   2-4 Family Units                            1,643      0.1%       1,885      0.1%     2,173    0.2%
   Over 4 Family Units                         9,586      0.7%      18,946      1.4%    21,881    1.8%
Mortgage-Backed Securities                    36,152      2.8%      49,089      3.6%    69,061    5.6%
Commercial Real Estate and
   Other Mortgage Loans                       37,735      2.8%      46,137      3.3%    45,647    3.7%
Consumer Loans                               526,769     38.9%     575,009     41.4%   474,465   38.3%
Business Loans                               100,513      7.4%      72,146      5.2%    41,770    3.4%
                                          ----------    ------  ----------    ----------------  ------
     Total Mortgage-Backed
         Securities and Loans Receivable
     (Before Net Items)                   $1,353,141    100.0%  $1,388,345    100.0%$1,238,342  100.0%
                                          ==========    ======  ==========    ================  ======
Loans by Type of Loan:
Real Estate:
Conventional:
  Loans on Existing Property              $  463,211     34.2%  $  464,604     33.5%$  450,935   36.4%
  Construction Loans:
   Commercial Real Estate Loans                   11      0.0%       6,835      0.5%     9,019    0.7%
   Residential Loans                         214,433     15.8%     207,957     15.0%   186,145   15.0%
Insured or Guaranteed:
  Mortgage-Backed Securities                  36,152      2.8%      49,089      3.5%    69,061    5.6%
   FHA and VA Loans                           12,052      0.9%      12,705      0.9%     6,947    0.6%

Total Real Estate Loans                      725,859     53.7%     741,190     53.4%   722,107   58.3%

Consumer Loans                               526,769     38.9      575,009     41.4    474,465   38.3

Business Loans                               100,513      7.4       72,146      5.2     41,770    3.4
                                          ----------    -----   ----------    -----   --------  -----
     Total Mortgage-Backed Securities
      and Loans Receivable
     (Before Net Items)                   $1,353,141    100.0%  $1,388,345    100.0%$1,238,342  100.0%
                                          ==========    ======  ==========    ================  ======


                                                          At December 31,
                                                         ----------------
                                                  1993                 1992
                                             Amount   Percent     Amount   Percent
                                             ------   -------     ------   -------
Loans by Type of Security:
First Mortgage Loans Secured by:
   Single-Family Units                    $  561,413     48.7%  $  563,783     48.4%
   2-4 Family Units                            1,909      0.2%       4,033      0.3%
   Over 4 Family Units                        27,990      2.4%      25,166      2.2%
Mortgage-Backed Securities                   100,924      8.7%     180,211     15.5%
Commercial Real Estate and
   Other Mortgage Loans                       50,294      4.4%      77,576      6.7%
Consumer Loans                               382,360     33.1%     298,206     25.6%
Business Loans                                29,308      2.5%      15,542      1.3%
                                          ----------    ------  ----------    ------
     Total Mortgage-Backed
         Securities and Loans Receivable
     (Before Net Items)                   $1,154,198    100.0%  $1,164,517    100.0%
                                          ==========    ======  ==========    ======
Loans by Type of Loan:
Real Estate:
Conventional:
  Loans on Existing Property              $  454,560     39.4%  $  566,445     48.7%
  Construction Loans:
   Commercial Real Estate Loans                3,213      0.3%       5,178      0.4%
   Residential Loans                         167,077     14.5%      78,435      6.7%
Insured or Guaranteed:
  Mortgage-Backed Securities                 100,924      8.7%     180,211     15.5%
   FHA and VA Loans                           16,756      1.5%      20,500      1.8%

Total Real Estate Loans                      742,530     64.3%     850,769     73.1%

Consumer Loans                               382,360     33.1      298,206     25.6

Business Loans                                29,308      2.5       15,542      1.3
                                          ----------    -----   ----------    -----
     Total Mortgage-Backed Securities
      and Loans Receivable
     (Before Net Items)                   $1,154,198    100.0%  $1,164,517    100.0%
                                          ==========    ======  ==========    ======



Loan Portfolio Composition
(Continued)                                                       At December 31,
                                                                  ----------------
                                              1996         1995         1994         1993         1992
(Dollars in Thousands)                        ----         ----         ----         ----         ----
Total Mortgage-Backed Securities         $ 1,353,141  $ 1,388,345  $ 1,238,342  $ 1,154,198  $ 1,164,517
   and Loans Receivable
   (Before Net Items)

Less:
  Undisbursed Portion of Loans                84,173       72,511       78,588       63,382       54,482
  Deferred Income, Unearned Discounts,
      and Unamortized Premiums                (1,762)        (624)        (521)         646        2,016

Plus:
  Loan Valuation Adjustment
      for Acquisitions                             0            0          341          682        1,024
                                          ----------   ----------    ---------    ---------    ---------
Total Mortgage-Backed Securities and Loans
   Receivable Before Allowance for
   Loan Losses                             1,270,730    1,316,458    1,160,616    1,090,852    1,109,043

Less:
   Allowance for Loan Losses                  18,768       16,234       12,525       11,506        8,748
                                         -----------  -----------  -----------  -----------  -----------
Mortgage-Backed Securities and Loans
   Receivable - Net                      $ 1,251,962  $ 1,300,224  $ 1,148,091  $ 1,079,346  $ 1,100,295
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



                                                   At December 31,
                                                   ---------------
                               1996         1995         1994         1993         1992
                               ----         ----         ----         ----         ----
(Dollars in Thousands)
Residential Mortgage Loans
  Fixed Rates             $   166,968  $   186,886  $   157,706  $   225,305  $   317,808
  Adjustable Rates            512,965      491,681      494,090      440,381      424,492
                          -----------  -----------  -----------  -----------  -----------
     Total                $   679,933  $   678,567  $   651,796  $   665,686  $   742,300
                          ===========  ===========  ===========  ===========  ===========

Commercial Real Estate Loans
   Fixed Rates            $    17,213  $    11,948  $    15,770  $    21,835  $    39,434
   Adjustable Rates            28,713       50,676       54,541       55,009       69,035
                          -----------  -----------  -----------  -----------  -----------
     Total                $    45,926  $    62,624  $    70,311  $    76,844  $   108,469
                          ===========  ===========  ===========  ===========  ===========

Total Residential Mortgage and
  Commercial Real Estate Loans
   Fixed Rates            $   184,181  $   198,833  $   173,476  $   247,140  $   357,242
   Adjustable Rates           541,678      542,357      548,631      495,390      493,527
                          -----------  -----------  -----------  -----------  -----------
     Total                $   725,859  $   741,190  $   722,107  $   742,530  $   850,769
                          ===========  ===========  ===========  ===========  ===========

Consumer Loans
  (Includes Home Equity Loans)
   Fixed Rates            $   368,697  $   411,030  $   307,136  $   251,297  $   189,551
   Adjustable Rates           158,072      163,980      167,329      131,063      108,655
                          -----------  -----------  -----------  -----------  -----------
     Total                $   526,769  $   575,009  $   474,465  $   382,360  $   298,206
                          ===========  ===========  ===========  ===========  ===========

Business Loans
   Fixed Rates            $    20,479  $     5,699  $     2,028  $       172  $         0
   Adjustable Rates            80,034       66,447       39,742       29,136       15,542
                          -----------  -----------  -----------  -----------  -----------
     Total                $   100,513  $    72,146  $    41,770  $    29,308  $    15,542
                          ===========  ===========  ===========  ===========  ===========

Total Mortgage-Backed Securities
   and Loans Receivable
   Fixed Rates            $   573,357  $   615,562  $   482,640  $   498,609  $   546,793
   Adjustable Rates           779,784      772,783      755,702      655,589      617,724
                          -----------  -----------  -----------  -----------  -----------
     Total                $ 1,353,141  $ 1,388,345  $ 1,238,342  $ 1,154,198  $ 1,164,517
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

     Residential originations amounted to $346 million in 1996, a 2.3 percent decrease from 1995. First Indiana sold residential mortgage loans into the secondary market as part of the Bank's normal mortgage banking activity, resulting in pre-tax gains of $1.4 million during 1996.

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

     First Indiana's construction loans are made both to individuals and builders. These loans have terms ranging from six months to one year and include options for the home buyer to convert the loan to fixed- or adjustable-rate permanent financing. The interest rate on construction loans is generally one percent over the Bank's prime rate and adjusts upon changes in the prime rate. At December 31, 1996 and 1995, the Bank's gross construction loans outstanding equaled $214 million and $208 million.

     Also included in business loans are $15 million in land development loans, which are exclusively for the acquisition and development of land into individual single-family building lots. The interest rate on land development loans is generally one and one-quarter percent over the Bank's prime rate, which adjusts upon changes in the prime rate, and the term of these loans is generally 36 months.

     The following table presents the remaining maturities and rate sensitivity of residential construction and business loans.



                                                       Remaining Maturities
                                                       --------------------

                                  One Year    Over One Year           Over
                                  or Less     to Five Years        Five Years   Total      Percent
(Dollars in Thousands)            --------    -------------        ----------   -----      -------
Type of Loan:
Residential Construction      $     124,577     $13,558         $       -    $138,135       59.9 %
Business                             61,239      20,477            10,843      92,559       40.1
                              -------------     -------           -------    --------      -------
     Total                    $     185,816     $34,035         $  10,843    $230,694      100.0 %
                              =============     =======           =======    ========      =======
Rate Sensitivity:
Fixed Rate                    $           -     $ 9,636         $  10,843    $ 20,479        8.9 %
Adjustable Rate                     185,816      24,399                 -     210,215       91.1
                              -------------     -------           -------    --------      -------
     Total                    $     185,816     $34,035         $  10,843    $230,694      100.0 %
                              =============     =======           =======    ========      =======


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

     The following table shows, as of December 31, 1996 and 1995, outstanding multi-family and commercial real estate loans originated and purchased by First Indiana.



                                                 1996                 1995
(Dollars in Millions)                     Amount    Percent     Amount    Percent
Loans Originated                           $44.7     97.4        $54.5     97.7

Loans Purchased                              1.2      2.6          1.3      2.3
                                           -----     ----        -----     ----
                                           $45.9    100.0        $55.8    100.0
                                           =====    =====        =====    =====


     Consumer Lending. As part of its strategy for growth in interest income, First Indiana has increased its origination and purchase of consumer loans, primarily home equity loans and home equity lines of credit. At December 31, 1996, such loans totaled $526.8 million, or 38.9 percent of total mortgage-backed securities and loans receivable, compared with $575.0 million, or 41.4 percent of total mortgage-backed securities and loans receivable, at December 31, 1995. Much of the decrease in 1996 occurred when the Bank completed the sale of approximately $32.8 million of its indirect automobile portfolio during the third quarter at a loss of $898,000. However, the Bank was able to recapture
$1,021,000 of its loan loss provision as a result of this sale.


      Consumer loans generally have shorter terms and higher interest rates than residential loans but involve somewhat higher credit risks, particularly for unsecured lending. Of the $526.8 million of consumer loans outstanding at December 31, 1996, 94.7 percent were secured by first or second mortgages on real property,
0.7 percent was secured by deposits, and 4.6 percent were secured by personal property.

     First Indiana offers revolving lines of credit and loans
secured by a lien on the equity in the borrower's home in amounts up to 100 percent of the appraised value of the real estate.  For lines of credit at or below an 80 percent loan-to-value ("LTV")
ratio, the interest rate is the Wall Street Journal prime rate plus one or two percent, depending on the amount of the loan. The interest rate rises in various increments as the LTV ratio increases. The highest rate charged is the Wall Street Journal prime rate plus 3.5 percent for lines of credit at a 100 percent LTV. At December 31, 1996, the Bank had approximately $223.4 million in loans above
80 percent LTV.  Each month, holders of revolving lines of credit with up to an 80 percent LTV ratio are billed monthly for interest at the daily periodic rate due on the daily loan balances for the
billing cycle.   Holders of revolving lines of credit above 85 percent
LTV are required to pay at least two percent of the outstanding loan balance.

     First Indiana also offers variable- and fixed-rate term home equity loans with up to a 100 percent LTV ratio. Borrowers of fixed-rate term loans make fixed payments over a term ranging from one to 15 years. Variable-rate term loans in excess of 80 percent LTV feature monthly payments equal to two percent of the outstanding loan balance. At December 31, 1996, First Indiana had approved $238 million of 80 percent LTV lines of credit, of which $118 million were outstanding, compared with $260 million of such lines which had been approved at December 31, 1995, $154 million of which were outstanding.

     Until August 1994, First Indiana offered indirect auto lending through a network of dealers throughout the Midwest. The
Bank discontinued this activity as part of its strategic plan to focus its resources on core real estate businesses in which management believes it can differentiate itself from the competition more effectively. The Bank completed the sale of approximately $32.8 million of its indirect automobile portfolio during the third quarter at a loss of $898,000. The balances of First Indiana's installment loans were $22 million and $83 million (including the remaining portfolio of automobile loans) at December 31, 1996 and 1995.
This portfolio is expected to decline further; although First Indiana will continue to offer direct automobile loans through its banking centers as an accommodation to its customers. These loans will be made generally for terms of one to five years at variable and fixed rates of interest.

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

     Federal regulations limit the amount of consumer loans that savings institutions are able to originate and hold in their loan portfolios. First Indiana complies with such regulations, and the amount of its consumer loan portfolio is approximately $153 million below the maximum permitted.

     Origination, Purchase, and Sale of Loans. As a federally chartered savings bank, First Indiana has general authority to make real estate loans throughout the United States. At
December 31, 1996, however, most of First Indiana's real estate loans receivable were secured by real estate located in Indiana. First Indiana also originates mortgage loans in Georgia and through a subsidiary in Florida and North Carolina. The Bank originates home equity loans through consumer loan offices in those states and in Ohio and Illinois and in selected other states via an origination network of loan agents.

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

     Loan originations come from a number of sources.
Residential loan originations are attributable primarily to referrals from real estate brokers, builders, and walk-in customers.
Construction loan originations are obtained primarily by direct solicitation of builders and repeat business from builders. Multi-family and commercial real estate loan originations are obtained from previous borrowers and direct contacts with First Indiana.
Consumer loans come from walk-in customers, loan brokers, agents and originators. First Indiana aggressively solicits residential loans with a sales force that works with real estate brokers and builders to obtain referrals.

     First Indiana obtains title insurance on secured properties and requires borrowers to obtain hazard insurance and, if applicable, flood insurance. First Indiana's appraisers note any obvious environmental problems, and the title companies used to close loans give First Indiana an endorsement insuring over any existing environmental liens.

     Income from Lending Activities. In making long-term one- to four-family home mortgage loans, First Indiana generally charges an origination fee of one percent of the loan amount. As part of the loan application, the applicant also reimburses First Indiana for its out-of-pocket costs in reviewing the application, such as the appraisal fee, whether or not the loan is closed. The interest rate charged is normally the prevailing market rate at the time the loan application is received. Commitments to home purchasers generally have a term of 60 days or less from the date First Indiana issues the loan commitment.

     In the case of one-to-four-family residential construction loans, First Indiana charges a one to three percent non-refundable commitment fee. Interest rates on construction loans are based on the prevailing market rate at the time the commitment is extended. Commitment fees and other terms of commercial real estate and business loans are individually negotiated.

     First Indiana earns fees on existing loans, including prepayment charges, late charges, and assumption fees.

     Servicing Activity. First Indiana's sale of whole loans and loan participations in the secondary market generates income and provides additional funds for loan originations. In the case of mortgage loans sold with servicing retained where the stated servicing fee differs materially from a current, normal servicing fee, the sales price is adjusted to provide a normal servicing fee in each subsequent year for purposes of determining gain or loss on the sale. At December 31, 1996, the balance of deferred excess servicing was approximately $636,000. The resulting deferred balance is amortized in proportion to the related net servicing income over the estimated life of the loans.

     In the second quarter of 1995, First Indiana purchased servicing rights for approximately $310 million in mortgage loans.
The related December 31, 1996 purchased mortgage servicing rights balance of $2.9 million is being amortized in proportion to the related net servicing income over the estimated life of the loans.

     At December 31, 1996, First Indiana serviced approximately $1.1 billion in loans and loan participations which it had sold. As of December 31, 1996, approximately $20.5 million in loans, or about 1.6 percent of First Indiana's mortgage-backed securities and loans receivable after net items, were serviced by others.

     Effective January 1, 1996, the Bank adopted Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" ("FAS 122 "). For servicing retained loan sales, FAS 122 requires capitalization of the cost of mortgage servicing rights, regardless of whether those rights were acquired through purchase or origination. Prior to adoption of FAS 122, only purchased and excess loan servicing rights were capitalized.

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

     Fair values for individual strata are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of loan servicing rights, and the related valuation allowance, to change significantly in the future. At December 31, 1996 the balance of originated mortgage servicing rights included in other assets was $894,000, with a fair market value of $1,102,000. The amount capitalized in 1996 was $986,000, and the amount amortized against loan servicing income was $92,000. There were no valuation allowances at December 31, 1996, and no activity for the year then ended.

Asset Quality

     General.   First Indiana's asset quality is directly affected
by the credit risk of the assets on its balance sheet. Most of First Indiana's credit risk is concentrated in its loan portfolios and, to a lesser extent, its real estate owned ("REO") portfolio.
Consequently, First Indiana has established policies and procedures to ensure accurate and timely assessment of credit risk from the date the loan is originated.

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

     The other part of First Indiana's asset review system is managed by an independent credit review officer appointed by the Board of Directors. The credit review officer makes an independent evaluation of First Indiana's portfolio and management's recommendations on allowances for loan and REO losses. He regularly reviews these recommendations with First Indiana's Chairman. These meetings give the credit review officer a forum for discussing asset quality issues with a member of the Board of Directors who has no loan approval authority. This system provides an independent check on management's recommendations about loan and REO classifications and loss allowances. This entire process is subject to the continual review and approval by the Board of Directors.

     First Indiana establishes general allowances as percentages of loans outstanding. The percentages are based on a model that incorporates empirical data about loss experience, credit risk, geographic diversity, general economic trends, and other factors.

     Management believes that First Indiana's current loan and REO loss allowances are sufficient to absorb potential future losses; however, there can be no assurance that additional allowances will not be required or that the amount of any such allowances will not be significant. In addition, various regulatory agencies, as an integral part of their examinations, periodically review these allowances and may require First Indiana to recognize additions to the allowances based on their judgment about information available at the time of their examination. No such additions were required by the Office of Thrift Supervision (the "OTS") in their most recent examinations of First Indiana.

     The Bank reviews all loans for evidence of impairment except those with smaller balances and homogeneous loans. The homogeneous loan portfolios include residential mortgage loans secured by one- to four-family dwellings, consumer loans, and certain business and residential construction loans which do not meet the Bank's parameters for review. Loans subject to review include commercial real estate loans and larger business and residential construction loans which, because of their size, nature and unique characteristics, could negatively affect the Bank if the borrower experiences credit deterioration.

     First Indiana places loans on non-accrual status when payments of principal or interest become 90 days or more past due, or earlier when an analysis of a borrower's creditworthiness indicates that payments could become past due. A loan is deemed impaired when, in the opinion of management, full collection of the contractual principal and interest is not probable.

     At December 31, 1995, the Bank identified an impaired loan totaling $3,306,000 with an allocated reserve of $167,000.
This loan was repaid in the first quarter of 1996, and the allocated reserve was absorbed into the general loan loss allowances of the Bank.

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

     There are three classifications for problem assets:
Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a significant possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuation as an asset of the depository institution is not warranted.

     Assets classified as Substandard or Doubtful require the depository institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the depository institution must either establish specific allowances for loan losses in the amount of 100 percent of the portion of the asset classified Loss or charge off such amount. If a depository institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

     On the basis of management's review of its assets as of December 31, 1996 on a net basis, First Indiana had classified $36.7 million as Substandard, compared with $34.5 million and $31.2 million at December 31, 1995 and 1994. The amount of First Indiana's Doubtful and Loss loans at each such date was immaterial.

     Non-Performing Assets. First Indiana categorizes its non-performing assets into four categories: Non-Accrual Loans, Impaired Loans, Restructured Loans, and Real Estate Owned.

     First Indiana places loans on non-accrual status when payments of principal or interest become 90 days or more past due, or earlier when an analysis of a borrower's creditworthiness indicates that payments could become past due. Total non-accrual loans were $15.4 million at December 31, 1996, compared with $14.7 and $11.0 million at December 31, 1995 and 1994.

     At December 31, 1995, First Indiana identified an impaired loan totaling $3,306,000 which had an allocated reserve of $167,000. This loan was repaid in the first quarter of 1996, and the allocated reserve was absorbed into the general loan loss allowances of the Bank.

     Loan modifications classified as troubled debt restructuring as defined in Statement of Financial Accounting
Standard No. 15, "Accounting by Debtors and Creditors for
Troubled Debt Restructuring," amounted to $6.9 million at December 31, 1996, compared with $6.9 and $10.7 million at December 31, 1995 and 1994. Management modified the payment terms, interest rates, and contractual maturities of these loans with the objective of improving the likelihood of recovery of First
Indiana's investment.

     REO is generally acquired by deed in lieu of foreclosure and is carried at the lower of cost (the unpaid balance at the date of acquisition plus foreclosure and other related costs) or fair market value. A review of REO properties, including the adequacy of the loss allowance and decisions whether to charge off REO, occurs in conjunction with the review of the loan portfolios.

     First Indiana has carefully managed its loan portfolio, including its non-performing assets, to reduce exposure to the commercial real estate loan sector and to diversify its assets geographically and by type of loan. Accordingly, First Indiana has not experienced the difficulties faced by depository institutions which have had concentrations in areas of the country most adversely affected by economic cycles. First Indiana's non-performing assets fell slightly in 1996 to $27.1 million at December 31, 1996 from $27.2 million one year earlier.

     Summary of Loan Loss Experience. First Indiana regularly reviews the status of all non-performing assets to evaluate the adequacy of the allowances for losses on loans and REO. For additional information relating to the Corporation's loan and REO loss allowances, see the Corporation's Consolidated Financial
Statements, including Note 5 thereto.

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

     The relative mix of investment securities and loans in First Indiana's portfolio is dependent upon management's evaluation of the yields available on loans compared to investment securities. The Board of Directors has established an investment policy, and the Investment Committee of the Board meets quarterly with management to establish more specific investment guidelines about types of investments, relative amounts, and maturities. First Indiana's current investment guidelines do not permit investment purchases in below investment grade corporate bonds (minimum investment rating of A-) or "junk" bonds. Liquid investments are managed to ensure that regulatory liquidity requirements are satisfied.

     At December 31, 1996, First Indiana's investments totaled $106.9 million, or 7.14 percent of total assets, and consisted primarily of U.S. Treasury and agency obligations, corporate debt securities and asset-backed securities. For additional information concerning investments held by the Corporation at certain dates, see the Corporation's Consolidated Financial Statements, including Note 2 thereto.

Sources of Funds

     General. Deposits are an important source of the Corporation's funds for use in lending and for other general business purposes. In addition to deposits, First Indiana derives funds from repayments of loans and mortgage-backed securities, Federal Home Loan Bank of Indianapolis ("FHLB") advances, repurchase agreements, short-term borrowings, and sales of loans. Repayments of loans and mortgage-backed securities are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, or to support expanded activities. Historically, First Indiana's borrowings have been primarily from the FHLB and through repurchase agreements.

     Deposits. First Indiana has a wide variety of deposit programs designed to attract both short-term and long-term deposits from the general public. These deposit accounts include passbook accounts, non-interest-bearing consumer and commercial demand accounts, NOW accounts, and money market checking accounts, as well as fixed-rate certificates and money market accounts. In 1997, First Indiana intends to increase consumer and commercial checking accounts and certificates of deposit in an effort to reduce funding costs and strengthen core deposits.

     The following table shows the distribution of  First
Indiana's deposits by interest-rate categories at each of the dates indicated:


                                            At December 31,
(Dollars in Thousands)               1996        1995       1994

Rate
Under 3.00%                        $259,798    $213,082   $285,042

3.00 - 5.00                         110,786     177,524    315,168

5.01 - 7.00                         689,390     695,103    403,449

7.01 - 9.00                          35,156      50,354     26,537

9.01 - 11.00                            356         917      1,584

11.01 - 13.00                             -           -        131
                                  ---------    --------    -------
                                 $1,095,486  $1,136,980 $1,031,911


     The following table reflects the increase (decrease) in deposits for various types of deposit programs offered by First
Indiana for each of the periods indicated:

                                                 At December 31,
                                       1996           1995        1994
(Dollars in Thousands)
NOW Checking and
Non-Interest-Bearing
Deposits                             $ 12,300      $ 18,136     $ (1,950)

Money Market
Checking                               (2,344)       (3,355)     (10,503)

Passbook and
Statement Savings                      55,252        34,797          854

Money Market Savings                   (4,495)       (8,860)      (8,804)

Jumbo Certificates of
$100 or More                          (23,067)       54,943        7,831

Fixed-Rate Certificates               (79,140)        9,408       14,226
                                     --------      --------     --------
Total Increase (Decrease)            $(41,494)     $105,069     $  1,654
                                     ========      ========     ========


     First Indiana's jumbo certificates of $100,000 or more at December 31, 1996, the maturities of such deposits, and the percentage of total deposits represented by these certificates are set forth in the table below:

                                                Over
                                                Three
                               Three          Months to      Over Six                             %  of
                               Months or         Six         Months to     Over One               Total
                               Less             Months       One Year      Year          Total    Deposits
(Dollars in Thousands)         ---------      ----------     ---------     ----          -----    --------
Jumbo Certificates of $100
 or More                        $24,981        $22,189        $12,652      $37,576      $97,398    8.89%


     Borrowings. The FHLB functions as a central reserve bank providing credit for depository institutions in Indiana and Michigan. As a member of the FHLB, First Indiana is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of First Indiana's residential mortgage loans and other assets, subject to credit standards. The FHLB advances are made pursuant to several different credit programs, each with its own interest rate and range of maturities.

     The FHLB prescribes the acceptable uses for advances and imposes size limits on them. Acceptable uses have included expansion of residential mortgage lending and short-term liquidity needs. Depending on the program, limitations on the amount of advances are generally based on the FHLB's assessment of the institution's creditworthiness. At December 31, 1996, First Indiana had $215.5 million in FHLB advances (14.40 percent of total assets), with a weighted average rate of 5.60 percent.

     First Indiana also enters into repurchase agreements as a short-term source of borrowing, but only with registered government securities dealers.

     Borrowings Balances. The following table sets forth certain information regarding repurchase agreements and federal funds purchased (short-term borrowings) at and for the years ended on the dates indicated.


                                                                         At December 31,
                                                                1996           1995         1994

(Dollars in Thousands)
Highest Month-End Balance of Short-Term Borrowings
During the Year                                               $39,651        $61,982      $35,922

Average Month-End Balance of Short-Term Borrowings
During The Year                                                18,133         41,963        6,137

Weighted Average Interest Rate of Short-Term Borrowings
During the Year                                                 5.53%           6.17%        5.23%

Weighted Average Interest Rate of Short-Term Borrowings
at End of the Year                                              4.80            5.81         6.14



Regulatory Capital

     Risk-Based Capital. Savings institutions are required to have risk-based capital of eight percent of risk-weighted assets.
At December, 31, 1996, First Indiana's risk-based capital was
$144.6 million, or 12.53 percent of risk-weighted assets. Risk-based capital is defined as common equity, less goodwill, the excess portion of land loans with a loan-to-value ratio of greater than 80 percent, and investments in non-mortgage-lending-related subsidiaries, plus general allowances for loan losses. Risk-weighting of assets is derived from assigning one of four risk-weighted categories to an institution's assets, based on the degree of credit risk associated with the asset. The categories range from zero percent for low-risk assets (such as United States Treasury securities) to 100 percent for high-risk assets (such as real estate owned). The carrying value of each asset is then multiplied by the risk-weighting applicable to the asset category. The sum of the products of the calculation equals total risk-weighted assets.

     Core Capital. Savings institutions are also required to maintain a minimum leverage ratio, under which core (Tier One) capital must equal at least three percent of total assets, but not less than the minimum required by the Office of the Comptroller of the Currency (the "OCC") for national banks, which minimum currently stands at four percent. First Indiana's primary regulator, the OTS, is expected to adopt the OCC minimum. The components of core capital are the same as those set by the OCC for national banks, and consist of common equity, plus non-cumulative preferred stock and minority interest in consolidated subsidiaries, minus certain intangible assets, including purchased loan servicing. At December 31, 1996, First Indiana's core capital and leverage ratio were $131.3 million and 8.78 percent.

     Tangible Capital. Savings institutions must also maintain minimum tangible capital of 1.5 percent of total assets.
First Indiana's tangible capital and tangible capital ratio at December 31, 1996, were $131.3 million and 8.78 percent respectively. Management intends to maintain capital well in excess of regulatory minimums.

     Capital Regulations. The OTS has minimum capital standards that place savings institutions into one of five categories, from "critically undercapitalized" to "well-capitalized," depending on levels of three measures of capital. A well-capitalized institution as defined by the regulations has a total risk-based capital ratio of at least ten percent, a Tier One (core) risk-based capital ratio of at least six percent, and a leverage (core) risk-based capital ratio of at least five percent. At December 31, 1996 First Indiana was classified as "well-capitalized."

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

     The OTS issued this final rule to implement the portions of Section 305 of the Federal Deposit Insurance Corporation
Improvement Act of 1991, which requires the agencies to revise their risk-based capital standards for insured depository institutions to ensure that those standards take adequate account of concentration of credit risk and the risks of nontraditional activities. The final rule amends the risk-based capital standards by explicitly identifying concentration of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy. Based on its interest-rate risk at December 31, 1996, First Indiana was not required to add to its risk-based capital under the new regulation.

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

     Almost all of the assets and liabilities of a depository institution are monetary, which limits the usefulness of data derived by adjusting a depository institution's financial statements for the effects of changing prices.

Regulation

Federal Deposit Insurance Corporation Improvement Act of 1991

     The Federal Deposit Insurance Corporation Improvement
Act of 1991 ("FDICIA"), contains various provisions intended to recapitalize the Bank Insurance Fund and enacts a number of regulatory reforms that affect all insured depository institutions, regardless of the insurance fund in which they participate. Among other things, FDICIA grants the OTS broader regulatory authority to take prompt corrective action against insured institutions that do not meet capital requirements, including placing severely under-capitalized institutions into conservatorship or receivership. Since
First Indiana exceeded all capital requirements at December 31, 1996, these provisions are not expected to have any significant impact on its operations.

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

     The regulations and policies of the Director of the OTS for the safe and sound operations of savings institutions can be no less stringent than those established by the OCC for national banks. Additionally, under the FDICIA, the OTS prescribed safety and soundness regulations in 1995 relating to (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth; and (vi) compensation and benefit standards for officers, directors, employees and principal shareholders. These regulations did not have a material effect on First Indiana.

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

     At December 31, 1996, the qualified thrift investment percentage test for First Indiana was in excess of 88 percent. First Indiana complies with the new QTL test as revised upon enactment of FDICIA.

     Liquidity. Under applicable federal regulations, savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain banker's acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified Untied States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of withdrawable deposits plus short-term borrowings. Under
HOLA, this liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of four percent to ten percent, depending upon economic conditions and the deposit flows of member institutions. The Bank's liquidity ratio at December 31, 1996 was 8.20 percent. A savings institution is also required to maintain an average daily balance of short-term liquid assets at a specified percentage (currently one percent) of the total of the average daily balance of its net withdrawable deposits and short-term borrowing. At December
31, 1996, First Indiana was in compliance with these liquidity requirements.

     Loans-to-One-Borrower Limitations. HOLA generally requires savings institutions to comply with the loans-to-one-borrower limitations applicable to national banks. In general, national banks may make loans to one borrower in amounts up to 15 percent of the bank's unimpaired capital and surplus, plus an additional 10 percent of capital and surplus for loans secured by readily marketable collateral. At December 31, 1996, First
Indiana's  loan-to-one borrower limitation was approximately
$21.7 million, and no loans to a single borrower exceeded that amount.

     Commercial Real Property Loans. HOLA limits the aggregate amount of commercial real estate loans that a federal savings institution may make to an amount not in excess of 400 percent of the savings institution's capital. First Indiana was in compliance with the commercial real property loan limitation at December 31, 1996.

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

     Limitation of Equity Risk Investments. Under applicable regulations, First Indiana is generally prohibited from investing directly in equity securities and real estate (other than that used for offices and related facilities or acquired through, or in lieu of, foreclosure or on which a contract purchaser has defaulted). In addition, OTS regulations limit the aggregate investment by savings institutions in certain equity risk investments including equity securities, real estate, service corporations and operating subsidiaries and loans for the purchase of land and construction loans made after February 27, 1987 on non-residential properties with loan-to-value ratios exceeding 80 percent. At December 31, 1996, First Indiana was in compliance with the equity risk investment limitations.

     Insurance of Deposits.   FDIC-insured institutions pay
deposit insurance premiums depending on their placement within one of nine categories. The categories are determined by (i) the insured institution's placement in capital group 1, 2, or 3, depending on its classification as "well-capitalized," "adequately capitalized," or "undercapitalized," and (ii) its supervisory rating of A, B, or C. Prior to October 1, 1996, well-capitalized institutions with a supervisory rating of A paid $.23 per $100 of deposits, while undercapitalized institutions with a rating of C paid $.31 per $100 of deposits.

     In the third quarter of 1996, the FDIC levied an industry-wide special assessment to recapitalize the Savings Association
Insurance Fund ("SAIF"), which insures First Indiana Bank's customers' deposits. The Bank incurred a one-time pre-tax charge to earnings of $6,749,000 to comply with this assessment. At that time, an interim schedule of deposit insurance premiums ranging from $.18 to $.27 per $100 of deposits was published for use through the last quarter of 1996. Beginning January 1, 1997, deposit insurance premiums between $.00 and $.27 per $100 of deposits will be in effect, based on the same nine-category rating system discussed in the previous paragraph. The Deposit
Insurance Funds Act of 1996 ("Funds Act") also separates, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the SAIF assessment. As part of the deposit insurance assessments, institutions pay a FICO assessment for debt service requirements.
The FICO assessment rate is subject to change on a quarterly basis, depending on the debt service requirements. First Indiana most recently paid $.0648 per $100 of deposits to comply with this assessment.

     First Indiana was a well-capitalized institution throughout 1996, and paid the lowest deposit insurance premium rate in effect at each assessment date. Because it is well-capitalized, First Indiana will continue to pay the lowest rate of deposit insurance premiums in 1997, but these premiums could increase in the future from their current levels if the aggregate SAIF premiums paid by all SAIF-insured institutions do not equal or exceed 1.25% of insurable deposits.

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

Transactions with Affiliates

     Pursuant to HOLA, transactions engaged in by a savings institution or one of its subsidiaries with affiliates of the savings institution generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal
Reserve Act. Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member depository institution or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same as and at least as favorable to the member bank or its subsidiary as the terms that would apply to or would be offered in a comparable transaction with an unaffiliated party.

     Section 22(h) of the Federal Reserve Act imposes restrictions on loans to executive officers, directors and principal shareholders. Under Section 22(h), loans to an executive officer or to a greater than 10 percent shareholder of a savings institution, or certain affiliated entities of either, may not exceed the institution's loan-to-one-borrower limit when considered with all other outstanding loans to such person and affiliated entities.
Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and greater than 10 percent shareholders of a savings institution and their respective affiliates, unless the loan is approved in advance by a majority of the board of directors of the institution with any interested director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person) for which such prior board of director approval is required, as the greater of $25,000 or 5 percent of capital and surplus (up to $500,000). Further, the Federal Reserve Board requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons. First Indiana was in compliance with these regulations at December 31, 1996.

Federal Home Loan Bank System

     The Federal Home Loan Bank System ("FHLBanks") consists of 12 regional FHLBanks, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBanks provide a central credit facility for member savings institutions. As a member of the FHLB, First Indiana is required to own shares of capital stock in the FHLB in an amount at least equal to one percent of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of December 31, 1996, First Indiana was in compliance with this requirement.

Federal Reserve System

     The Federal Reserve Board has adopted regulations that require savings institutions to maintain non-earning reserves against their transaction accounts (primarily NOW and regular checking accounts) and non-personal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than one and one-half years. At December 31, 1996, First Indiana was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the Director of the OTS. Because required reserves must be maintained in the form of vault cash or non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

     Savings institutions are generally taxed in the same manner as other corporations. In August 1996, President Clinton signed the Small Business Job Protection Act (the "Act") into law. One provision of the Act repeals the reserve method of accounting for bad debts for savings institutions, effective for taxable years beginning after 1995. Another provision of the Act disallows the use of the experience method of accounting for bad debt for "large" institutions, defined to include institutions with greater than $500 million in total assets. The Bank therefore will be required to use the specific charge-off method on its tax returns for 1996 and thereafter. Beginning in 1996, the Bank is required to recapture ratably over six years its "applicable excess reserves," which are its federal tax bad debt reserves in excess of the base year reserve amount described in the following paragraph. The Bank has approximately $1,001,000 of applicable excess reserves and has provided a deferred tax liability related to this recapture.

     In accordance with Statement of Financial Accounting
Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"), a deferred liability has not been established for the Bank's tax bad debt base year reserves of $16,586,000. The base year reserves are generally the balance of reserves as of December 31, 1987, reduced proportionally for reductions in the Bank's loan portfolio since that date. The base year reserves will continue to be subject to recapture and the Bank could be required to recognize a tax liability if: (i) the Bank fails to qualify as a "bank" for federal income tax purposes; (ii) certain distributions are made with respect to the stock of the Bank; (iii) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (iv) there is a change in tax law. The enactment of this legislation is expected to have no material impact on the Corporation's operations or financial position.

     Under SFAS 109, the Corporation may recognize deferred tax assets for deductible temporary differences based on an evaluation of the likelihood of realizing the underlying tax benefits. The realization of these benefits principally depends upon the following sources of taxable income: (i) taxable income in the current year or prior years that is available through carryback (potential recovery of taxes paid for the current year or prior years);
(ii) future taxable income that will result from the reversal of existing taxable temporary differences (potential offsetting of deferred tax liabilities); or (iii) future taxable income, exclusive of the reversal of existing temporary differences, that is generated by future operations.

     In addition, tax-planning strategies may be available to accelerate taxable income or deductions, change the character of taxable income or deductions, or switch from tax-exempt to taxable investments so that there would be sufficient taxable income of the appropriate character and in the appropriate periods to allow for realization of the tax benefits.

     The Federal Financial Institutions Examination Council
(the "FFIEC") has adopted all provisions of SFAS 109 for regulatory reporting purposes, including those provisions related to deferred tax assets. However, the FFIEC agencies have imposed a limitation on the amount of net deferred tax assets that may be included in the calculation of regulatory capital. The limitation requires an institution to deduct from capital, when computing its regulatory capital ratios, any amount of net deferred tax asset that is not supported by the sum of the carryback potential of the institution plus the lower of the next twelve months' estimated earnings or ten percent of Tier 1 capital. At December 31, 1996, First Indiana met all the above requirements and had no adjustments to regulatory capital.

     The Internal Revenue Service has examined the tax returns of First Indiana through 1991.

     As a result of a routine tax audit, the IRS adjusted certain income taxes owed by First Indiana for the years ended December 31, 1985 and 1986. The adjustments involved the timing of First Indiana's deduction of interest expense paid on customers' certificate of deposit accounts. First Indiana paid the taxes and interest and subsequently filed for a refund of these amounts. A settlement has been reached, final governmental approval has been obtained, and the Bank is awaiting the government's preparation of the final closing agreement.

     State.     The State of Indiana imposes a franchise tax on
the "adjusted gross income" of depository institutions at a fixed rate of 8.5 percent per year. This franchise tax is imposed in lieu of the gross income tax, adjusted gross income tax, savings and loan excise tax and supplemental net income tax otherwise imposed on certain corporate entities and depository institutions. "Adjusted gross income" is computed by making certain modifications to an institution's federal taxable income. For example, tax-exempt interest is included in the depository institution's adjusted gross income for state franchise tax purposes.

     The Indiana Department of Revenue has examined the state income tax returns of First Indiana through 1994.

Service Corporation Subsidiaries

     OTS regulations permit federal savings institutions to invest in the capital stock, obligations or specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding two percent of an institution's assets, plus an additional one percent of assets if the amount over two percent is used for specified community or inner-city development purposes. In addition, federal regulations permit institutions to make specified types of loans to such subsidiaries (other than special-purpose finance subsidiaries), in which the institution owns more than ten percent of the stock, in an aggregate amount not exceeding 50 percent of the institution's regulatory capital if the institution's regulatory capital is in compliance with applicable regulations. FIRREA requires a savings institution which acquires a non-savings institution subsidiary, or which elects to conduct a new activity within a subsidiary, to give the FDIC and the OTS at least 30 days' advance written notice. The FDIC may, after consultation with the OTS, prohibit specific activities if it determines such activities pose a serious threat to the SAIF. Moreover, savings institutions must deduct from capital, for purposes of meeting the leverage limit, tangible capital, and risk-based capital requirements, their entire investment in and loans to a subsidiary engaged in activities permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries).

     One Mortgage Corporation.  One Mortgage
Corporation is a wholly owned mortgage banking subsidiary which originates single-family residential mortgage loans outside of Indiana for sale to First Indiana or for sale into the secondary market. It originates loans through offices located in Tampa and Orlando, Florida, and in Charlotte and Raleigh, North Carolina.

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

Employees

     At December 31, 1996, the Corporation and its subsidiaries employed 601 persons, including part-time employees.
Management considers its relations with its employees to be excellent. None of these employees is represented by any collective bargaining group.

     The Corporation and its subsidiaries currently maintain a comprehensive employee benefit program providing, among other benefits, a qualified pension plan, a 401(k) plan, hospitalization and major medical insurance, paid sick leave, long-term disability insurance, life insurance, an employees' stock purchase plan, and reduced loan rates for employees who qualify.

Item 2. Properties

     At December 31, 1996, the Corporation operated through
28 full-service banking centers and nine loan origination offices. The aggregate carrying value at December 31, 1996 of the properties owned or leased, including headquarters properties and leasehold improvements at the leased offices, was $13.7 million. See Note 6 to the Corporation's Consolidated Financial Statements. The carrying value of First Indiana's data processing equipment at December 31, 1996 was $1.7 million.

     The following table sets forth information with respect to the Corporation's offices and office leases as of December 31, 1996:




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

Allisonville Banking Center                       1972              Leased        Sep. 2001
   6254 Allisonville Road
   Indianapolis, Indiana

Carmel Banking Center                             1973              Owned
   2138 E. 116th Street
   Carmel, Indiana

Zionsville Banking Center                         1973              Leased        June 1998
   75 Boone Village Shopping Center
   Zionsville, Indiana

Greenwood Banking Center                          1988              Leased        Nov. 2008 (c)
   8675 U.S. 31 South
   Indianapolis, Indiana

Washington Square Banking Center                  1988              Owned
   10040 E. Washington Street
   Indianapolis, Indiana

Brownsburg Banking Center                         1979              Leased        Dec. 2004 (b)
   1073 N. Green Street
   Brownsburg, Indiana

West 86th Banking Center                          1983              Owned
   1180 West 86th Street
   Indianapolis, Indiana

Franklin Banking Center                           1982              Owned
   198 N. Main Street
   Franklin, Indiana

North Shadeland Banking Center                    1981              Owned
   7652 N. Shadeland Avenue
   Indianapolis, Indiana

Westfield Banking Center                          1981              Owned
   111 E. Main Street
   Westfield, Indiana

Pendleton Banking Center                          1981              Owned
   115 W. State Street
   Pendleton, Indiana

Fishers Banking Center                            1990              Owned
   11991 Fishers Crossing Drive
   Fishers, Indiana

North 31 Banking Center                           1993              Owned
   14841 Greyhound Ct.
   Carmel, Indiana




Carmel Mortgage Services Office                   1991              Leased        Jan. 2000
   10401 N. Meridian, Suite 100
   Carmel, Indiana

Washington Square Office                          1977              Owned
   10044 E. Washington Street
   Indianapolis, Indiana

Greenwood Mortgage                                1984              Leased        June 1997
   Services Office
   720 Fry Road
   Indianapolis, Indiana

South Bend Consumer Loan Office                   1992              Leased        July 1997
   6910 N. Main Street Suite 13D
   Box 33
   Granger, Indiana

Chicago Consumer Loan Office                      1996              Leased        Nov. 1998
   825 N. Cass Avenue, Suite 206
   Westmont, Illinois

Columbus Consumer Loan Office                     1994              Leased        Sep. 1997
   425 W. Shrock, Suite 102
   Westerville, Ohio

Fort Wayne Consumer Loan Office                   1995              Leased        Sep. 1997
   3711 Rupp Drive, Suite 208
   Fort Wayne, Indiana

Louisville Consumer Loan Office                   1992              Leased        Apr. 1997
   3303 Plaza Drive, Suite 1
   New Albany, Indiana

One Mortgage Corporation                          1984              Leased        June 1998
   2100 Rexford Road, Suite 204
   Charlotte, North Carolina

One Mortgage Corporation                          1985              Leased        Sep. 1997
   4700 Homewood Court Suite 100
   Raleigh, North Carolina

One Mortgage Corporation                          1992              Leased        May  1998
   445 North Wymore Road,
   Suite 201
   Winter Park, Florida

One Mortgage Corporation                          1990              Leased        Jan. 2000
   Sable Business Ctrs. V
   3922 Coconut Palm Dr., Suite 106
   Brandon, Florida

One Mortgage Corporation                          1992              Leased        Aug. 1997
   9123 N. Military Trail Suite 216
   Palm Beach Gardens, Florida




Greenwood Operations Center                       1993              Owned
   1300 Windhorst Way
   Greenwood, Indiana

Land - Outlot #1                                  1993              Owned
   Meridian Oaks Commercial
        Subdivision
   State Road 135 South
   Greenwood, Indiana

Downtown Evansville Banking Center                1977              Owned
   123 Main Street
   Evansville, Indiana

Mount Vernon Banking Center                       1965              Owned
   405 E. 4th Street
   Mt. Vernon, Indiana

East Side Banking Center                          1980              Owned
   4720 Lincoln Avenue
   Evansville, Indiana

Bell Oaks Banking Center                          1980              Owned
   8388 Bell Oaks Drive
   Newburgh, Indiana

North Brook Banking Center                        1986              Owned
   3540 First Avenue
   Evansville, Indiana

Mooresville Banking Center                        1952              Owned
   24 West Main Street
   Mooresville, Indiana

Drive-Up Banking Center                           1982              Owned
   33 West Main Street
   Mooresville, Indiana

Spring Mill Drive-Up Banking Center               1984              Owned
   24 Springmill Court
   Mooresville, Indiana

Rushville Banking Center                          1985              Owned
   201 Harcourt Way
   Rushville, Indiana

Downtown Rushville Banking Center                 1955              Owned             (d)
   201 Harcourt Way
   Rushville, Indiana

(a)  The lease also provides six ten-year renewal options.
(b)  The lease also provides a five-year renewal option.
(c)  The lease also provides two five-year renewal options.
(d) This banking center was closed in February 1997, and the building donated to the Rushville United Way.


Item 3. Legal Proceedings

     As a result of a routine tax audit, the Internal Revenue
Service assessed additional income taxes of approximately
$1,500,000 related to the years ended December 31, 1986 and 1985. The assessment involved the timing of First Indiana's deduction for accrued interest expense relating to customers' certificate of deposit accounts. The assessed tax and interest were paid in the tax year ending December 31, 1990 and claim for refund was subsequently filed. The Corporation negotiated a settlement with the United States Department of Justice - Tax
Division and is awaiting final closing documents to be prepared by the government.

     Other than the above mentioned item, there are no pending legal proceedings to which the Corporation or any subsidiary was a party or to which any of their property is subject other than litigation which, in the opinion of management, is not material to the Corporation's business, operations, or financial condition.

Item 4. Submission of Matters to a Vote of Security
Holders

     No matters were submitted to a vote of the Corporation's security holders during the three months ended December 31, 1996.

              Part II

Item 5. Market for the Registrant's Common Equity and
Related Shareholder Matters

     The information required by this item is incorporated by reference from page 40 of the Corporation's 1996 Annual Report under the heading, "Corporate Information."

     For restrictions on the Corporation's present or future ability to pay dividends, see Note 11 of "Notes to Consolidated Financial Statements" on page 32 - 33 of the Corporation's 1996 Annual Report, which is incorporated herein by reference.

     The Corporation paid a cash dividend of $.11 per share outstanding in each quarter of 1996 and $.10 per share outstanding in each quarter of 1995, as adjusted for a five-for-four stock split on March 18, 1997 and a six-for-five stock split on March 1, 1996.


Item 6. Selected Financial Data

     The information required by this item is incorporated by reference to page 17 of the Corporation's 1996 Annual Report from the material under the heading "Five-Year Summary of Selected
Financial Data."


Item 7. Management's Discussion and Analysis of
Financial Condition and Results of
Operations

     The information required by this item is incorporated by reference to pages 7 - 16 of the Corporation's 1996 Annual Report from the material under the heading "Financial Review."

Item 8. Financial Statements and Supplementary Data

     The Corporation's Consolidated Financial Statements and Notes to Consolidated Financial Statements at December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996 are incorporated by reference to pages 18 - 39 of the Corporation's 1996 Annual Report. The Corporation's unaudited quarterly financial data for the two-year period ended December 31, 1996 is incorporated by reference to Note 15 of "Notes to Consolidated Financial Statements" on page 38 of the Corporation's 1996 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


              Part III

Item 10. Directors and Executive Officers of the
Registrant

     The information required by this item with respect to the directors is incorporated by reference to pages 3-5 and page 15 of the Corporation's Proxy Statement dated March 12, 1997 under the heading "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance."

     The following table sets forth information about the executive officers of the Corporation and the Bank who are not directors of the Corporation or the Bank. All executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.



                                                                                   Year First
     Name                      Position                         Age             Elected Officer
   -------------              -------------                   -------           ---------------
David L. Gray              Vice President and Treasurer         53                 1981
                           of the Corporation; Chief
                           Financial Officer, Treasurer,
                           and Senior Vice President,
                           Internal Support Services
                           Division of the Bank

David A. Lindsey           Senior Vice President,               46                 1983
                           Consumer Banking Sales
                           Division of the Bank;
                           President, One Mortgage Corporation

Merrill E. Matlock         Senior Vice President,               47                 1984
                           Commercial Banking Division
                           of the Bank

Timothy J. O'Neill         Senior Vice President,               49                 1972
                           Consumer Banking Services
                           Division of the Bank

Kenneth L. Turchi          Senior Vice President, Retail        38                 1987
                           Banking, Marketing, and Strategic
                           Planning Division of the Bank


     David L. Gray has been with the Bank since July 1981, and currently serves as the Corporation's vice president and treasurer, and the Bank's chief financial officer, treasurer, and senior vice president, Internal Support Services Division. He also serves as the chairman of the Bank's Asset/Liability Committee.

     David A. Lindsey has been with the Bank since January 1983, serving as the Bank's senior vice president, Consumer Banking Sales Division. His duties include mortgage and consumer lending and management of the Bank's mortgage banking subsidiary.

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

     Kenneth L. Turchi joined First Indiana in September 1985 and currently serves as senior vice president, Retail Banking, Marketing, and Strategic Planning Division. His duties include strategic planning, marketing, advertising, market research, investor and public relations, and supervision of retail banking center sales and operations.


Item 11. Executive Compensation.

     The information required by this item with respect to executive compensation is incorporated by reference to pages 7-14 of the material under the heading "Executive Compensation" in the Corporation's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial
Owners and Management

     The information required by this item is incorporated by reference to pages 1-7 of the material under the heading "Voting
Securities and Beneficial Owners" and "Proposal No 1: Election of
Directors" in the Corporation's Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to pages 6 - 7 of the material under the heading "Certain Transactions" in the Corporation's Proxy Statement.

              Part IV

Item 14. Exhibits, Financial Statement Schedules, and
Reports on Form 8-K

a.   The following documents are filed as part of this report:

                                                        1996 Annual
                                                        Report
                                                        (Exhibit 13)
    Financial Statements                                Page(s)
    --------------------                                ------------

Consolidated Balance Sheets as of
  December 31, 1996 and 1995                                 18

Consolidated Statements of Earnings
   for the Years Ended December 31, 1996, 1995 and 1994      19

Consolidated Statements of Shareholders' Equity
   for the Years Ended December 31, 1996, 1995 and 1994      20

Consolidated Statements of Cash Flows
   for the Years Ended December 31, 1996, 1995 and 1994      21

Notes to Consolidated Financial Statements                 22-39

Independent Auditors' Report                                 41

Exhibits
Refer to list of exhibits on pages                           34-36

b.   Reports on Form 8-K
     No Reports on Form 8-K were filed during the three months ended December 31, 1996.

c. The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit index on pages 34-36.

d.   Financial Statement Schedules required by Regulation S-X.

          None

             Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDIANA CORPORATION

By:  /s/Owen B. Melton, Jr.
     Owen B. Melton, Jr.
     President and Chief Operating Officer
     Date: March 19, 1997

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                 Officers


By: /s/Robert H. McKinney                   By: /s/David L. Gray
     Robert H. McKinney                         David L. Gray
     Chairman and Chief                         Vice President and
       Executive Officer                           Treasurer
     Date: March 19, 1997                       Date: March 19, 1997

                                 Directors


By: /s/Gerald L. Bepko                      By: /s/Robert H. McKinney
    Gerald L. Bepko                             Robert H. McKinney
    Date: March 19, 1997                        Date: March 19, 1997

By: /s/Douglas W. Huemme                    By: /s/Owen B. Melton, Jr.
    Douglas W. Huemme                           Owen B. Melton, Jr.
    Date: March 19, 1997                        Date: March 19, 1997

By: /s/Marni McKinney                       By: /s/Phyllis W. Minott
    Marni McKinney                              Phyllis W. Minott
    Date: March 19, 1997                        Date: March 19, 1997

By: /s/John W. Wynne                        By: /s/Michael L. Smith
    John W. Wynne                               Michael L. Smith
    Date: March 19, 1997                        Date: March 19, 1997

By: /s/H.J. Baker
    H.J. Baker
    Date: March 19, 1997


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

10(f) First Indiana Bank 1990 Management Performance Incentive Plan, incorporated by reference to Exhibit 10(f) of the Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1988.

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

13         1996 Annual Report.                                                          10-K 37-84

21         Subsidiaries of First Indiana Corporation and First Indiana Bank.            10-K 85


22         Definitive Proxy Statement relating to the 1997 Annual Meeting of
           Shareholders.                                                                10-K 86-105

23         Consent of KPMG Peat Marwick LLP.                                            10-K 106

27         Financial Data Schedule.                                                     10-K 107

* Previously Filed