Form 10-Q
period 1997-03-31
FIRST INDIANA CORP
filed 1997-05-08
CIK 789670

United States Securities and Exchange Commission
            Washington, D.C.  20549
                   Form 10-Q
(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934
        For the quarterly period ended March 31, 1997

                       or

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


Common Stock, par value $0.01 per share                 10,561,326 Shares
               Class                                  Outstanding at 4/30/97

   FIRST INDIANA CORPORATION AND SUBSIDIARIES
                   FORM 10-Q
                     INDEX



                                                           Page

Part I      Financial Information                            3

Item 1.     Financial Highlights

            Financial Statements:

            Condensed Consolidated Balance Sheets as
            of March 31, 1997 and December 31, 1996          4

            Condensed Consolidated Statements of
            Earnings for the Three Months
            Ended March 31, 1997 and 1996                    5

            Condensed Consolidated Statements of
            Shareholders' Equity for the Three Months
            Ended March 31, 1997                             6

            Condensed Consolidated Statements of Cash
            Flows for the Three Months Ended
            March 31, 1997 and 1996                          7

            Notes to Condensed Consolidated Financial
            Statements                                       8

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      10

Part II     Other Information                               17

            Signatures                                      18


FINANCIAL HIGHLIGHTS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                           For the Three Months Ended
                                                   March 31,

                                               1997           1996

Total Interest Income                 $      30,881  $      32,235
Total Interest Expense                       15,387         16,495
Net Earnings                                  4,079          4,509

Primary Earnings Per Share                     0.38           0.42
Fully Diluted Earnings Per Share               0.38           0.42
Dividends Per Share                            0.12           0.11

Net Interest Margin                            4.39 %         4.40 %
Net Interest Spread                            3.79           3.80
Return on Average Equity                      11.58          13.72
Return on Average Assets                       1.11           1.20
Average Shares Outstanding               10,472,027     10,343,948
Primary Shares Outstanding               10,868,748     10,729,869
Fully Diluted Shares Outstanding         10,868,784     10,740,263


                                                At March 31,

                                            1997           1996

Assets                                $   1,481,157  $   1,491,292
Loans-Net                                 1,224,652      1,215,124
Deposits                                  1,076,975      1,134,237
Shareholders' Equity                        141,974        132,245
Shareholders' Equity/Assets                    9.59 %         8.87 %
Shareholders' Equity Per Share        $       13.51  $       12.78
Market Closing Price                          18.38          18.20
Price/Earnings Multiple                       12.09 x        10.94 x

                                              At March 31, 1997

                                           Actual        Required

Capital Ratios
Tangible Capital/Total Assets                 8.93  %         1.50 %
Core (Tier One) Capital/Total Assets          8.93            3.00 %
Risk-Based Capital/Risk-Weighted Assets      12.76            8.00 %



CONDENSED CONSOLIDATED BALANCE SHEETS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
                                                        March 31,      December 31,
                                                           1997        1996
                                                        (Unaudited)
Assets
  Cash                                             $         32,644 $         31,618
  Federal Funds Sold                                         10,500           42,000
    Total Cash and Cash Equivalents                          43,144           73,618
  Investments Held for Sale                                 110,538          101,356
  Investments (Market Value of $5,582 and $5,673)             5,475            5,539
  Mortgage-Backed Securities - Net(Market Value of
    $34,116 and $36,984)                                     33,866           36,412
  Loans Held for Sale                                        21,994           23,223
  Loans Receivable                                        1,222,395        1,211,095
  Less Allowance for Loan Losses                             19,737           18,768
  Loans Receivable - Net                                  1,224,652        1,215,550
  Premises and Equipment                                     13,418           13,705
  Accrued Interest Receivable                                11,045           10,696
  Real Estate Owned - Net                                     3,610            4,285
  Prepaid Expenses and Other Assets                          35,409           35,260
    Total Assets                                   $      1,481,157 $      1,496,421

Liabilities and Shareholders' Equity
Liabilities
  Non-Interest-Bearing Deposits                    $         83,750 $         83,259
  Interest-Bearing Deposits                                 993,225        1,012,227
    Total Deposits                                        1,076,975        1,095,486
  Federal Home Loan Bank Advances                           221,438          215,466
  Short-Term Borrowings                                      22,160           30,055
  Accrued Interest Payable                                    2,433            2,018
  Advances by Borrowers for Taxes and Insurance               3,277            1,120
  Other Liabilities                                           7,451            7,933
    Total Liabilities                                     1,333,734        1,352,078

  Negative Goodwill                                           5,449            5,685

Shareholders' Equity
  Preferred Stock, $.01 Par Value:  2,000,000 Shares
    Authorized; None Issued                                                  -
  Common Stock, $.01 Par Value:  16,000,000 Shares
    Authorized;  11,089,097 and 10,966,934 Shares Issued and
    Outstanding, Including Shares in Treasury                   111              110
  Paid-In Capital in Excess of Par                           34,416           33,203
  Retained Earnings                                         114,157          111,767
  Net Unrealized Loss on Securities Available For Sale         (402)             (72)
  Treasury Stock-at Cost, 583,840 and 587,666 Shares         (6,308)          (6,350)
      Total Shareholders' Equity                            141,974          138,658

Total Liabilities and Shareholders' Equity         $      1,481,157 $      1,496,421



See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                         Three Months Ended March 31,
                                             1997          1996
Interest Income
 Loans                                 $      28,231 $      29,540
 Mortgage-Backed Securities                      626           844
 Investments                                   1,756         1,611
 Federal Funds Sold and
   Interest-Bearing Deposits                     268           240

  Total Interest Income                       30,881        32,235

Interest Expense
 Deposits                                     12,228        13,262
 Federal Home Loan Bank Advances               2,951         2,871
 Short-Term Borrowings                           208           362

  Total Interest Expense                      15,387        16,495

Net Interest Income                           15,494        15,740
Provision for Loan Losses                      2,820         1,925

Net Interest Income After
  Provision For Loan Losses                   12,674        13,815


Non-Interest Income
Sale of Investments Held For Sale                  2           208
Sale of Loans                                    564         1,093
Dividends on Federal Home Loan Bank Stock        255           263
Loan Servicing Income                            706           651
Loan Fees                                        601           550
Insurance Commissions                            119           346
Accretion of Negative Goodwill                   237           237
Deposit Product Fee Income                       650           553
Other                                            450           624

  Total Non-Interest Income                    3,584         4,525

Non-Interest Expense
Salaries and Benefits                          4,630         5,346
Net Occupancy                                    769           785
Deposit Insurance                                179           644
Real Estate Owned Operations - Net                63            95
Equipment                                      1,153         1,076
Office Supplies and Postage                      497           549
Other                                          2,282         2,604

  Total Non-Interest Expense                   9,573        11,099

Earnings Before Income Taxes                   6,685         7,241
Income Taxes                                   2,606         2,732

Net Earnings                           $       4,079 $       4,509

Primary Earnings Per Share             $        0.38 $        0.42

Fully Diluted Earnings Per Share       $        0.38 $        0.42

Dividends Per Common Share             $        0.12 $        0.11


See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)                            Paid-In               Net Unrealized               Total
(Unaudited)                                                            Capital               Loss on Secur-                 Share-
                                                  Common Stock        in Excess    Retained  ities Available  Treasury     holders'
                                                Shares      Amount      of Par     Earnings      For Sale       Stock       Equity

Balance at December 31, 1996                  10,379,268        $110     $33,203    $111,767          ($72)    ($6,350)   $138,658
   Common Stock Issued Under Restricted
     Stock Plans-Net of Amortization              36,250                     870        (798)                                   72
   Exercise of Stock Options                      93,825           1         492                                               493
   Redemption of Common Stock                     (7,491)                   (177)                                             (177)
   Tax Benefit of Stock Options Exercised                                                376                                   376
   Unrealized Loss on Securities Available
     for Sale, Net of Income Taxes of $(225)                                                          (330)                   (330)
   Common Stock Issued Under Deferred
     Compensation Plan                                                                    (6)                                   (6)
   Net Earnings For The Three Months
     Ended March 31, 1997                                                              4,079                                 4,079
   Dividends on Common Stock                                                          (1,261)                               (1,261)
   Payment for Fractional Shares                    (421)                    (12)                                              (12)
   Treasury Stock Issued Under
     Long-Term Incentive Plan                      3,826                      40                                    42          82

Balance at March 31, 1997                     10,505,257        $111     $34,416    $114,157         ($402)    ($6,308)   $141,974



See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)

                                                              Three Months Ended March 31,
                                                                    1997          1996

Cash Flows from Operating Activities
  Net Earnings                                              $       4,079 $       4,509
Adjustments to Reconcile Net Earnings to:
    Net Cash Provided (Used) by Operating Activities
     (Gain) Loss on Sale of Assets                                   (564)       (1,303)
     Amortization                                                     202           628
     Amortization of Restricted Stock Plan                             72           162
     Depreciation                                                     509           492
     Net (Accretion) Amortization of Loans and Mortgage-Backed         16           (42)
     Provision for Loan Losses                                      2,820         1,925
     Origination of Loans Held For Sale Net of Principal Colle    (37,842)      (88,842)
     Proceeds from Sale of Loans Held for Sale                     39,635        86,172
     Change In:
       Accrued Interest Receivable                                   (349)          298
       Other Assets                                                (1,223)        1,113
       Accrued Interest Payable                                       415           (33)
       Other Liabilities                                             (400)        2,932

       Net Cash Provided by Operating Activities                    7,370         8,011

Cash Flows from Investing Activities
  Proceeds from Maturities of Investment Securities                10,295         4,304
  Proceeds from Sale of Investments Available for Sale             -             15,543
  Purchase of Investment Securities Available for Sale            (19,958)      (29,778)
  Principal Collected on Mortgage-Backed Securities                 2,546         3,449
  Originations of Loans Net of Principal Collected                (12,547)       34,917
  Proceeds from Sale of Loans                                         906         2,730
  Proceeds from Sale of Premises and Equipment                         10        -
  Purchase of Premises and Equipment                                 (232)         (518)

    Net Cash Provided (Used) by Investing Activities              (18,980)       30,647

Cash Flows from Financing Activities
  Net Change in Deposits                                          (18,511)       (2,743)
  Repayment of Federal Home Loan Bank Advances                    (39,028)     (140,026)
  Borrowings of Federal Home Loan Bank Advances                    45,000       100,710
  Net Change in Short-Term Borrowings                              (7,895)      (15,618)
  Net Change in Advances by Borrowers
    for Taxes and Insurance                                         2,157         1,516
  Stock Option Proceeds                                               316            69
  Payment for Fractional Shares                                       (12)          (16)
  Dividends Paid                                                   (1,261)       (1,159)
  Tax Benefit of Stock Options Exercised                              376        -
  Common Stock Issued Under Deferred Compensation Plan                 (6)           (3)

    Net Cash Used by Financing Activities                         (18,864)      (57,270)

Net Change in Cash and Cash Equivalents                           (30,474)      (18,612)
Cash and Cash Equivalents at Beginning of Period                   73,618        74,894

Cash and Cash Equivalents at End of Period                  $      43,144 $      56,282

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
  Interest on Deposits, Advances, and
  Other Borrowed Money                                      $      14,972 $      16,528
Transfer of Loans to Real Estate Owned                              1,526           165


See Notes to Condensed Consolidated Financial Statements

   FIRST INDIANA CORPORATION AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                 STATEMENTS
       Three Months Ended March 31, 1997
                  (Unaudited)

Note 1  -  Basis of Presentation

     The foregoing condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The consolidated financial statements include the accounts of First Indiana Corporation and subsidiaries (the "Corporation"). The principal subsidiary of the Corporation is First Indiana Bank and its subsidiaries (the "Bank"). A summary of the Corporation's significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2  -  Earnings Per Share

     Earnings per share for 1997 and 1996 are computed by dividing net earnings by the primary and fully diluted shares of common stock and common stock equivalents outstanding during the period (10,868,748 and 10,868,784 for the three months ended March 31, 1997 and 10,729,869 and 10,740,263 for the three months ended March 31, 1996) after giving retroactive effect to a five-for-four stock split in March 1997 and a six-for-five stock split in March 1996. See Note 4 regarding impending changes in the calculation of earnings per share.

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

Note 4 - Current Accounting Pronouncements

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Effective January 1, 1997, the Bank adopted Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The financial components approach focuses on the assets and liabilities that exist after the transfer.

     In December 1996, the Financial Accounting Standards Board
("FASB") issued statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB No. 125," deferring by one year the effective date of certain provisions of SFAS 125, which was effective for transfers and extinguishments occurring after December 31, 1996. The deferral applies to the provisions that deal with secured borrowing and collateral, as well as to transfers of financial assets for repurchase agreements, dollar rolls, and securities lending. These pronouncements had no material impact on the financial statements of the Corporation.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per
Share" ("SFAS 128"). SFAS 128 provides computation, presentation, and disclosure requirements for earnings per share. The current presentation of primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. Because basic earnings per share under SFAS 128 excludes dilutive securities, management expects that the new basic earnings per share will be significantly higher than primary earnings per share, which includes the effect of potentially dilutive securities. Diluted earnings per share is not expected to materially change from the current fully diluted earnings per share presentation.

     In connection with SFAS 128, the FASB also issued SFAS No.
129, "Disclosure of Information about Capital Structure" ("SFAS 129"). While SFAS 128 applies only to public companies, SFAS 129 is applicable to both public and nonpublic companies. This statement is not expected to have a material impact on disclosures currently made by the Corporation.

Note 5 -  Reclassifications

     Certain amounts in the 1996 Consolidated Financial Statements have been reclassified to conform to the 1997 presentation.

Management's Discussion and Analysis of Results of
Operations and Financial Condition

Summary of Corporation's Results

     First Indiana Corporation and subsidiaries had net earnings of $4,079,000 for the first quarter of 1997, compared with net earnings of $4,509,000 in the first quarter of 1996. Earnings per share for the three months ended March 31, 1997 were $.38, compared with $.42 per share
for the same period one year ago.   Cash dividends per share for the first
three months of 1997 and 1996 were $.12 and $.11 per share, respectively.

Net Interest Income

     Net interest income was $15,494,000 for the three months ended March 31, 1997, compared with $15,740,000 for the three months ended March 31, 1996.

     Total net loans outstanding grew slightly to $1,224,652,000 at March 31, 1997, compared with $1,215,124,000 one year earlier. The
1996 loans outstanding includes the $32,756,000 indirect automobile portfolio, which the Bank sold in the third quarter of 1996. Much of the Bank's growth in loans stemmed from two areas targeted for aggressive expansion: home equity and business loans. At March 31, 1997, home equity loans outstanding were $508,094,000, compared with $473,846,000 at March 31, 1996, a seven percent increase. Business and land development loans were $100,615,000 at March 31, 1997, compared with $77,114,000 one year earlier, a 30 percent increase. The Bank is capitalizing on consumer demand for home equity loans and lines of credit by offering streamlined approval and no closing costs or annual fees. These products help maintain the Bank's competitive edge and further enhance its reputation as an innovative real estate lender.

     Interest income for the first quarter of 1997 was $30,881,000, compared with $32,235,000 for the three months ended March 31, 1996. Interest expense for the first quarter of 1997 was $15,387,000, compared with $16,495,000 for the three months ended March 31, 1996.

     During the first quarter of 1997, the Corporation's cost of funds was 4.97 percent, compared with 5.21 percent one year ago. The yield on earning assets was 8.76 percent for the first quarter of 1997, compared with 9.01 percent one year ago.

     Annualized return on total average assets was 1.11 percent for the three months ended March 31, 1997, compared with 1.20 percent for the same period in 1996.

Net Interest Margin

     Net interest margin consists of two components: interest-rate spread and the contribution of interest-free funds (primarily capital and other non-interest-bearing liabilities). The following analysis of net interest margin reflects the favorable impact of the Corporation's asset-sensitive position.


                                  Three Months Ended March 31,

(Dollars in Thousands)                      1997          1996
Net Interest Income                $      15,494 $      15,740


Average Interest-Earning Assets    $   1,410,359 $   1,431,008
Average Interest-Bearing Liabilities   1,238,502     1,266,107

Average Interest-Free Funds        $     171,857 $     164,901


Yield on Interest-Earning Assets            8.76%         9.01%
Yield on Interest-Bearing Liabilities       4.97%         5.21%

Interest-Rate Spread                        3.79%         3.80%
Impact of Interest-Free Funds               0.60%         0.60%

Net Interest Margin                         4.39%         4.40%


All non-accruing delinquent loans have been included in average interest-earning assets.


Non-Performing Assets and Summary of Loan Loss Experience

     The following table analyzes the allowance for losses on loans and REO for the three months ended March 31, 1997 and 1996.


                                             Loan Loss        REO Loss        Loan and REO
                                             Allowance        Allowance       Loss Allowance
                                          1997     1996     1997     1996     1997     1996
(Dollars in Thousands)
Balance of Loss Allowance at
   Beginning of Year                   $18,768  $16,234     $543   $1,066  $19,311  $17,300
Provision for Losses                     2,820    1,925       --       --    2,820    1,925
Charge-Offs -- Residential                  --       (9)      --       --        0       (9)
            -- Consumer                 (2,152)  (1,993)     (33)     (22)  (2,185)  (2,015)
            -- Construction               (424)      --       --       --     (424)       0
            -- Business                    (30)      --       --       --      (30)       0
            -- Commercial Real Estate       --       --       --       --        0        0
Recoveries -- Residential                   --        1       --       --        0        1
           -- Consumer                     394       54      102       --      496       54
           -- Construction                  26       27       --       --       26       27
           -- Business                       2        8       --       --        2        8
           -- Commercial Real Estate       333       --       --       --      333        0

Balance at March 31,                   $19,737  $16,247     $612   $1,044  $20,349  $17,291

Ratio of Allowance for Loan Losses to Loans
  Receivable                              1.59%    1.38%

Ratio of REO Loss Allowance to Real Estate Owned           14.50%   40.40%

Ratio of Total Loan and REO Los Allowance to
  Non-Performing Assets                                                      84.76%   64.50%



     Non-performing assets were $24,007,000, or 1.62 percent of assets, at March 31, 1997. This compares with $27,121,000, or 1.81 percent of assets, at December 31, 1996 and $26,806,000, or 1.82 percent of assets, at March 31, 1996. This category includes not only non-accrual loans and real estate owned, but also restructured loans on which the Bank continues to accrue interest. At March 31, 1997, $2,189,000 of non-performing assets were restructured loans.

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

     The provision for losses on loans and REO in the first quarter of 1997 was $2,820,000, compared with $1,925,000 in the first quarter of 1996. The increase is attributable to the growth in home equity and commercial loans. While management believes that these portfolios have strong credit quality, it recognizes the increased risk of such portfolios compared to traditional residential portfolios, and has increased the Bank's loan loss provision accordingly.

     During 1996, management decreased the allowance for REO losses by $400,000. Because of the sale of many foreclosed commercial real estate properties and the careful review of the remaining REO portfolio, management determined that it was not necessary to maintain an excess REO allowance.

     The increased charge-offs in 1996 and 1997 over previous levels reflect both the significant increase in home equity loans outstanding and a change to a more conservative charge-off policy. The Bank now writes down consumer loans at the date of foreclosure and charges off the entire balance of home equity loans greater than 120 days delinquent with loan-to-value ratios above 90 percent. If the loan has a loan-to-value ratio of less than 90 percent, the loan is written down to its estimated disposition value after considering any first mortgage position and 15 percent disposition costs. Indirect automobile loans greater than 120 days delinquent are charged off in full. If collection efforts result in a subsequent recovery of all or a portion of the loan amount, the Bank recognizes the recovery at the time of receipt.

     The amount of the provision in 1997 is the result of management's ongoing evaluation of the adequacy of its loan and real estate owned loss allowances and the changing composition of the Corporation's loan portfolio and REO. Management will continue to evaluate the adequacy of the provision and will adjust it if necessary to reflect changes in the amount or category of loans originated, changes in current economic conditions and the credit risk of the loan portfolio and REO.

Non-Interest Income

     Total non-interest income was $3,584,000 for the three months ended March 31, 1997, compared with $4,525,000 for the same period in 1996.

     During the first quarter of 1996, the Bank sold $15,336,000 of its investments available for sale at a gain of $208,000.

     The Bank realized $564,000 on the sale of residential mortgage loans in the normal course of the Bank's mortgage banking operations during the first quarter of 1997. The 1996 gain of $1,093,000 is comprised of both a $407,000 gain on the sale of fixed-rate home equity loans and a $686,000 gain on residential mortgage loans.

     Loan servicing income for the three months ended March 31, 1997 increased slightly from the comparable period in 1996.

     Insurance commissions decreased $227,000 for the three months ended March 31, 1997 due to the second-quarter 1996 sale of the Bank's investment and insurance subsidiaries, One Investment Corporation and
One Insurance Agency.    Deposit product fee income increased $97,000
over 1996 levels due to targeted growth in transaction accounts. The Bank also recognized prepayment penalty income of $144,000 during the first quarter of 1996.

Non-Interest Expense

     Total non-interest expense was $9,573,000 for the three months ended March 31, 1997, compared with $11,099,000 for the same period in 1996. Salaries and benefits decreased $716,000 during the three months ended March 31, 1997 because of lower loan origination volume, both in residential and consumer lending. Deposit insurance premiums decreased $465,000 in the first quarter of 1997 as a result of lower premium rates following the 1996 one-time charge to recapitalize the Savings Association Insurance Fund ("SAIF"). Marketing expense decreased $360,000 from the first quarter of 1996. Other operating expenses, such as temporary help and home equity lending expenses, decreased approximately $159,000 over 1996 levels due to decreased consumer loan volume.

     Included in real estate owned operations-net are all of the operating revenues and expenses associated with the Corporation's real estate owned. Such net results declined by $32,000 for the three months ended March 31, 1997 from one year ago.

Capital Resources and Liquidity

     At March 31, 1997,  shareholders' equity was $141,974,000, or
9.59 percent of total assets, compared with $138,658,000, or 9.27 percent, at December 31, 1996 and $132,245,000, or 8.87 percent, at March 31,
1996.

     The following table shows First Indiana's strong capital levels and compliance with all capital requirements at March 31, 1997. First Indiana is classified as "well-capitalized" under the OTS regulatory framework for prompt corrective action, its highest classification. To be categorized as "well-capitalized," the Bank must maintain minimum total risk-based, tier one risk-based and tier one leverage ratios as set forth in the table. The table reflects categories of assets includable under OTS regulations. There are no conditions or events since the date of classification that management believes have changed the Bank's category.

                                                                            To Be Well
                                                        For FDICIA     Capitalized Under OTS
(Dollars in Thousands)                                   Capital        Prompt Corrective
                                          Actual     Adequacy Purposes  Action Provisions

                                    Amount    Ratio   Amount    Ratio   Amount    Ratio
Tangible Capital                   $132,312     8.93% $22,227     1.50%   N/A      N/A

Core (Tier One) Capital             132,312     8.93%  44,455     3.00%  74,091     5.00%

Tier One Risk-Based Capital         132,312    11.62%   N/A      N/A     68,319     6.00%

Total Risk-Based Capital            145,343    12.76%  91,092     8.00% 113,865    10.00%

Corporate Consolidated Capital      141,974    N/A      N/A      N/A      N/A      N/A


     The Corporation paid a quarterly dividend of $.12 per common share March 18, 1997 to shareholders of record as of March 6, 1997.
This reflects an increase from $.11 per share in 1996. On March 18, 1997, the Corporation effected a five-for-four stock split. On March 1, 1996, the Corporation effected a six-for-five stock split. All per-share amounts have been adjusted to reflect the stock splits.

     The Corporation conducts its business through its subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investment in the Bank.

     Regulations of the former Federal Home Loan Bank Board (the
 Bank Board") required thrift institutions to maintain minimum levels of certain liquid investments, as defined in the regulations, of at least five percent of net withdrawable assets. The director of the OTS is required to set minimum liquidity levels between four and 10 percent of assets. Current regulations require a minimum liquidity level of five percent.
The Corporation's liquidity ratio at March 31, 1997, was 9.50 percent.

Interest-Rate Sensitivity

     The following schedule analyzes the difference in rate-sensitive assets and liabilities or gap at March 31, 1997 and December 31, 1996.


                                                Rate Sensitivity by Period of Maturity or Rate Change
                                                                 March 31, 1997

                                                                                     Over 180      Over
                                                               % of       Within     Days to    1 Year to      Over
(Dollars in Thousands)                    Rate     Balance    Total      180 Days     1 Year     5 Years     5 Years
Interest-Earning Assets
Investment Securities & Other              5.96%$   126,513      9.01%$    33,350      25,006      68,157       -
Loans Receivable (1)
  Mortgage-Backed Securities               7.55%     33,866      2.41%     10,114       5,504      11,517       6,731
  Residential Mortgage Loans               7.90%    422,446     30.07%    169,250      71,766     132,319      49,111
  Commercial Real Estate Loans            10.72%     42,268      3.01%     11,132       6,743      14,711       9,682
  Business  Loans                          9.83%    100,615      7.16%     63,670       1,271      21,374      14,300
  Consumer Loans                          10.48%    535,065     38.09%    213,638      41,783     186,351      93,293
  Residential Construction Loans           8.72%    143,995     10.25%    129,941       -          14,054       -

       Total                               9.01%$ 1,404,768    100.00%    631,095     152,073     448,483     173,117

Interest-Bearing Liabilities

Deposits:
  Demand Deposits (2)                      2.43%$   101,294      8.19%$     -           -           -         101,294
  Passbook Deposits (3)                    2.99%     48,598      3.93%     10,993       2,262      14,066      21,277
  Money Market Savings                     4.72%    275,798     22.30%    275,798       -           -           -
  Jumbo Certificates                       5.77%     94,342      7.63%     52,300      13,809      28,233       -
  Fixed-Rate Certificates                  5.58%    473,193     38.26%    160,732      66,331     246,130       -

       Total                               4.91%    993,225     80.31%    499,823      82,402     288,429     122,571
Borrowings:
  FHLB Advances                            5.50%    221,438     17.90%$   125,000      38,000      56,000       2,438
  Short-Term Borrowings                    5.14%     22,160      1.79%     22,160       -           -           -

       Total                               5.02%  1,236,823    100.00%    646,983     120,402     344,429     125,009

Net - Other (4)                                     167,945                                                   167,945

    Total                                       $ 1,404,768               646,983     120,402     344,429     292,954

Rate Sensitivity Gap                                                  $   (15,888)$    31,671 $   104,054 $  (119,837)

March 31, 1997
Cumulative Rate-Sensitivity Gap                                       $   (15,888)$    15,783 $   119,837

Percent of Total Interest-Earning Assets                                    -1.13%       1.12%       8.53%

December 31, 1996
Cumulative Rate-Sensitivity Gap                                       $    28,793 $    63,902 $   116,236

Percent of Total Interest-Earning Assets                                     2.03%       4.50%       8.19%

(1)  The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments.  For adjustable-rate loans, interest rates adjust at intervals of six months to five years.  Included in Residential Mortgage Loans are $10,017,000 of
     Loans Held for Sale.  Included in Consumer Loans are $11,977,000 of Home Equity Loans Held for
     Sale.

(2)  These deposits have been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon historic trends of these deposits through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.  Included in this category are NOW, money market checking, and non-interest bearing deposits.  The rate represents a blended rate on all deposit types in the category.

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


     First Indiana engages in rigorous, formal asset/liability management, the objectives of which are to manage interest-rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. At March 31, 1997, the Corporation's cumulative one-year interest-rate gap stood at 1.12 percent. This means that 1.12 percent of First Indiana's assets will reprice within one year without a corresponding repricing of the liabilities funding them.

Financial Condition

     Total assets at March 31, 1997, were $1,481,157,000, a decrease from $1,496,421,000 at December 31, 1996.

     Loans and mortgage-backed securities-net at March 31, 1997, were $1,224,652,000, compared with $1,215,550,000 at December 31, 1996.
 Mortgage-backed securities decreased $2,546,000 due to prepayments.

     In the past three months, consumer loans increased $8,296,000, primarily because of originations of fixed-rate home equity loans during the quarter. The Corporation's residential loan servicing portfolio amounted to $1,035,410,000 at March 31, 1997, compared with $1,111,790,000 at
March 31,  1996.

     Total deposits were $1,076,975,000 at March 31, 1997, compared with $1,095,486,000 at December 31, 1996. Non-interest-bearing deposits consist of retail and commercial checking accounts, as well as official checking accounts. Commercial checking accounts are expected to become a more significant source of funds. Included in commercial checking accounts at March 31, 1997 and December 31, 1996 were approximately $9,681,000 and $5,321,000 of escrow balances maintained for loans serviced for others. Official checking accounts at March 31,1997 and December 31, 1996 were $31,823,000 and $33,157,000, respectively.
Federal Home Loan Bank advances totaled $221,438,000 at March 31,
1997, compared with $215,466,000 at December 31, 1996.

     The Corporation also uses short-term repurchase agreements as sources of funds. Borrowings will continue to be used in the short run to compensate for periodic or other reductions in deposits or inflows at less than projected levels, and long-term to support mortgage lending activities.

Other Information

Items 1, 2, 3 and 5 are not applicable.

Item 4.   Submission of matters to Vote of Security Holders.

          An annual meeting of shareholders was held April 16, 1997. The following directors were elected at this meeting.

                                   Votes For       Votes Withheld

          Gerald L. Bepko          7,284,023           20,712
          Douglas W. Huemme        7,284,599           20,136
          Andrew Jacobs, Jr.       7,275,842           28,892
          John W. Wynne            7,284,608           20,127

          The following directors' terms of office continued after the meeting.

          H. J. Baker
          Marni McKinney
          Phyllis W. Minott
          Robert H. McKinney
          Owen B. Melton, Jr.
          Michael L. Smith

Item 6.   Exhibits and reports on Form 8-K

          (a)  Exhibits - Financial Data Schedule

          (b)  Reports on Form 8-K  -  There were no reports on
               Form 8-K filed during the three months ended
               March 31, 1997.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              First Indiana Corporation

May 8, 1997                   /s/ Owen B. Melton, Jr.
                              Owen B. Melton, Jr.
                              President

May 8, 1997                   /s/ David L. Gray
                              David L. Gray
                              Vice President and Treasurer