Form 10-Q
period 1997-06-30
FIRST INDIANA CORP
filed 1997-08-12
CIK 789670

United States Securities and Exchange Commission
           Washington, D.C.  20549
                  Form 10-Q
(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
 For the quarterly period ended June 30, 1997

                      or

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


Common Stock, par value $0.01 per share                 10,561,326 Shares
            Class                                    Outstanding at 7/31/97

   FIRST INDIANA CORPORATION AND SUBSIDIARIES
                   FORM 10-Q
                     INDEX



                                                           Page

Part I      Financial Information                            3

Item 1.     Financial Highlights

            Financial Statements:

            Condensed Consolidated Balance Sheets as
            of June 30, 1997 and December 31, 1996           4

            Condensed Consolidated Statements of
            Earnings for the Three and Six Months
            Ended June 30, 1997 and 1996                     5

            Condensed Consolidated Statements of
            Shareholders' Equity for the Six Months
            Ended June 30, 1997                              6

            Condensed Consolidated Statements of Cash
            Flows for the Six Months Ended
            June 30, 1997 and 1996                           7

            Notes to Condensed Consolidated Financial
            Statements                                       8

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      11

Part II     Other Information                               19

            Signatures                                      20


FINANCIAL HIGHLIGHTS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                           For the Three Months Ended
                                                   June 30,

                                               1997           1996
Total Interest Income                 $      31,253  $      30,928
Total Interest Expense                       15,736         15,720
Net Earnings                                  3,973          4,860

Primary Earnings Per Share                     0.37           0.45
Fully Diluted Earnings Per Share               0.37           0.45
Dividends Per Share                            0.12           0.11

Net Interest Margin                            4.36 %         4.34 %
Net Interest Spread                            3.73           3.67
Return on Average Equity                      11.04          14.47
Return on Average Assets                       1.07           1.31
Average Shares Outstanding               10,550,896     10,356,788
Primary Shares Outstanding               10,845,317     10,771,861
Fully Diluted Shares Outstanding         10,880,154     10,771,979

                                           For the Six Months Ended
                                                  June 30,

                                               1997           1996
Total Interest Income                 $      62,134  $      63,163
Total Interest Expense                       31,123         32,215
Net Earnings                                  8,052          9,369

Primary Earnings Per Share                     0.74           0.87
Fully Diluted Earnings Per Share               0.74           0.87
Dividends Per Share                            0.24           0.22

Net Interest Margin                            4.38 %         4.37
Net Interest Spread                            3.75           3.74
Return on Average Equity                      11.31          14.10
Return on Average Assets                       1.09           1.26
Average Shares Outstanding               10,511,461     10,350,368
Primary Shares Outstanding               10,857,033     10,750,865
Fully Diluted Shares Outstanding         10,871,494     10,764,688

                                                At June 30,

                                            1997           1996
Assets                                $   1,520,762  $   1,493,042
Loans-Net                                 1,259,829      1,209,085
Deposits                                  1,093,848      1,130,427
Shareholders' Equity                        145,432        136,048
Shareholders' Equity/Assets                    9.56 %         9.11 %
Shareholders' Equity Per Share        $       13.77  $       13.12
Market Closing Price                          22.50          19.20
Price/Earnings Multiple                       15.20 x        10.71 x

                                               At June 30, 1997

                                           Actual        Required
Capital Ratios
Tangible Capital/Total Assets                  8.73 %         1.50 %
Core (Tier One) Capital/Total Assets           8.73 %         3.00 %
Risk-Based Capital/Risk-Weighted Assets       12.48 %         8.00 %


CONDENSED CONSOLIDATED BALANCE SHEETS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Share Data)
                                                        June 30,       December 31,
                                                         1997             1996
                                                        (Unaudited)
Assets
  Cash                                             $         45,380 $         31,618
  Federal Funds Sold                                          9,000           42,000
    Total Cash and Cash Equivalents                          54,380           73,618
  Investments Held for Sale                                 105,997          101,356
  Investments (Market Value of $5,525 and $5,673)             5,411            5,539
  Mortgage-Backed Securities - Net(Market Value of
    $32,430 and $36,984)                                     31,876           36,412
  Loans Held for Sale                                        18,979           23,223
  Loans Receivable                                        1,261,579        1,211,095
  Less Allowance for Loan Losses                            (20,729)         (18,768)
  Loans Receivable - Net                                  1,259,829        1,215,550
  Premises and Equipment                                     13,284           13,705
  Accrued Interest Receivable                                11,103           10,696
  Real Estate Owned - Net                                     3,837            4,285
  Prepaid Expenses and Other Assets                          35,045           35,260
    Total Assets                                   $      1,520,762 $      1,496,421

Liabilities and Shareholders' Equity
Liabilities
  Non-Interest-Bearing Deposits                    $         86,078 $         83,259
  Interest-Bearing Deposits                               1,007,770        1,012,227
    Total Deposits                                        1,093,848        1,095,486
  Federal Home Loan Bank Advances                           217,458          215,466
  Short-Term Borrowings                                      45,529           30,055
  Accrued Interest Payable                                    2,016            2,018
  Advances by Borrowers for Taxes and Insurance               1,710            1,120
  Other Liabilities                                           9,557            7,933
    Total Liabilities                                     1,370,118        1,352,078

  Negative Goodwill                                           5,212            5,685

Shareholders' Equity
  Preferred Stock, $.01 Par Value:  2,000,000 Shares
    Authorized; None Issued                                                  -
  Common Stock, $.01 Par Value:  16,000,000 Shares
    Authorized;  11,145,166 and 10,966,934 Shares Issued and
    Outstanding, Including Shares in Treasury                   111              110
  Paid-In Capital in Excess of Par                           34,463           33,203
  Retained Earnings                                         117,210          111,767
  Net Unrealized Loss on Securities Available For Sale          (44)             (72)
  Treasury Stock-at Cost, 583,840 and 587,666 Shares         (6,308)          (6,350)
      Total Shareholders' Equity                            145,432          138,658

Total Liabilities and Shareholders' Equity         $      1,520,762 $      1,496,421

See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                             Three Months Ended June 30,  Six Months Ended June 30,
                                             1997          1996            1997          1996
Interest Income
 Loans                                 $      28,823 $      28,302 $      57,054 $      57,842
 Mortgage-Backed Securities                      595           758         1,221         1,602
 Investments                                   1,690         1,686         3,446         3,297
 Federal Funds Sold and
  Interest-Bearing Deposits                      145           182           413           422

  Total Interest Income                       31,253        30,928        62,134        63,163

Interest Expense
 Deposits                                     12,292        13,049        24,520        26,311
 Federal Home Loan Bank Advances               2,996         2,496         5,947         5,367
 Short-Term Borrowings                           448           175           656           537

  Total Interest Expense                      15,736        15,720        31,123        32,215

Net Interest Income                           15,517        15,208        31,011        30,948
Provision for Loan Losses                      2,680         2,450         5,500         4,375

Net Interest Income After
  Provision for Loan Losses                   12,837        12,758        25,511        26,573


Non-Interest Income
Sale of Investments Held For Sale                  0            15             2           223
Sale of Loans                                  1,014           921         1,578         2,014
Sale of Subsidiary                            -              1,204        -              1,204
Dividends on Federal Home Loan Bank Stock        259           249           514           512
Loan Servicing Income                            749           637         1,455         1,288
Loan Fees                                        661           618         1,262         1,168
Insurance Commissions                             57           221           176           566
Accretion of Negative Goodwill                   237           237           474           474
Deposit Product Fee Income                       646           633         1,298         1,186
Other                                            643           520         1,091         1,145

  Total Non-Interest Income                    4,266         5,255         7,850         9,780

Non-Interest Expense
Salaries and Benefits                          5,132         4,902         9,762        10,248
Net Occupancy                                    757           755         1,526         1,540
Deposit Insurance                                175           644           354         1,288
Real Estate Owned Operations - Net               199            (4)          262            91
Equipment                                      1,141         1,088         2,294         2,164
Office Supplies and Postage                      440           573           937         1,122
Other                                          2,747         2,330         5,029         4,934

  Total Non-Interest Expense                  10,591        10,288        20,164        21,387

Earnings Before Income Taxes                   6,512         7,725        13,197        14,966
Income Taxes                                   2,539         2,865         5,145         5,597

Net Earnings                           $       3,973 $       4,860 $       8,052 $       9,369

Primary Earnings Per Share             $        0.37 $        0.45 $        0.74 $        0.87

Fully Diluted Earnings Per Share       $        0.37 $        0.45 $        0.74 $        0.87

Dividends Per Common Share             $        0.12 $        0.11 $        0.24 $        0.22


See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

First Indiana Corporation and Subsidiaries                                                    Net Unreal-
(Dollars in Thousands, Except Share Data)                            Paid-In                ized Loss on
(Unaudited)                                                          Capital                 Securities                 Total
                                                Common Stock        in Excess    Retained   Available for  Treasury  Shareholders
                                             Shares      Amount      of Par     Earnings         Sale      Stock       Equity

Balance at December 31, 1996               10,379,268        $110     $33,203    $111,767          ($72)    ($6,350)   $138,658
   Common Stock Issued Under Restricted
     Stock Plans-Net of Amortization           36,250                     870        (725)                                  145
   Exercise of Stock Options                  167,255           1         863                                               864
   Redemption of Common Stock                 (24,852)                   (501)                                             (501)
   Tax Benefit of Stock Options Exercised                                             656                                   656
   Unrealized Gain on Securities Available
     for Sale, Net of Income Taxes of $19                                                            28                      28
  Common Stock Issued Under Deferred
     Compensation Plan                                                                (12)                                  (12)
   Net Earnings For The Six Months
     Ended June 30, 1997                                                            8,052                                 8,052
   Dividends on Common Stock                                                       (2,528)                               (2,528)
   Payment for Fractional Shares                 (421)                    (12)                                              (12)
   Treasury Stock Issued Under Long-
     Term Incentive Plan                        3,826                      40                                    42          82

Balance at June 30, 1997                   10,561,326        $111     $34,463    $117,210          ($44)    ($6,308)   $145,432


See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)

                                                               Six Months Ended June 30,
                                                                  1997          1996
Cash Flows from Operating Activities
  Net Earnings                                              $       8,052 $       9,369
Adjustments to Reconcile Net Earnings to
    Net Cash Provided (Used) by Operating Activities
     (Gain) Loss on Sale of Assets                                 (1,578)       (2,227)
     Amortization                                                     365           981
     Amortization of Restricted Stock Plan                            145           245
     Depreciation                                                   1,011           973
     Net (Accretion) Amortization of Loans
      and Mortgage-Backed Securities                                  195           (79)
     Provision for Loan Losses                                      5,500         4,375
     Origination of Loans Held For Sale
      Net of Principal Collected                                  (79,992)     (144,711)
     Origination of Mortgage-Backed
      Available for Sale                                           -               (734)
     Proceeds from Sale of Loans Held for Sale                     85,814       160,567
     Change In:
       Accrued Interest Receivable                                   (407)           89
       Other Assets                                                (2,341)         (555)
       Accrued Interest Payable                                        (2)         (808)
       Other Liabilities                                            1,706           126

       Net Cash Provided (Used) by Operating Activities            18,468        27,611

Cash Flows from Investing Activities
  Proceeds from Maturities of Investment Securities                15,509        17,073
  Proceeds from Sale of Investments Available for Sale             -             25,560
  Purchase of Investment Securities Available for Sale            (19,958)      (63,227)
  Principal Collected on Mortgage-Backed Securities                 4,536         7,528
  Originations of Loans Net of Principal Collected                (52,147)       20,938
  Proceeds from Sale of Loans                                          59         2,730
  Proceeds from Sale of Premises and Equipment                         15            28
  Purchase of Premises and Equipment                                 (605)       (1,756)

    Net Cash Provided (Used) by Investing Activities              (52,591)        8,874

Cash Flows from Financing Activities
  Net Change in Deposits                                           (1,638)       (6,553)
  Repayment of Federal Home Loan Bank Advances                    (85,058)     (160,026)
  Borrowings of Federal Home Loan Bank Advances                    87,050       140,710
  Net Change in Short-Term Borrowings                              15,474       (28,642)
  Net Change in Advances by Borrowers
    for Taxes and Insurance                                           590           115
  Stock Option Proceeds                                               363           252
  Payment for Fractional Shares                                       (12)          (16)
  Dividends Paid                                                   (2,528)       (2,321)
  Tax Benefit of Stock Options Exercised                              656        -
  Common Stock Issued Under Deferred Compensation Plan                (12)           (8)

    Net Cash Provided (Used) by Financing Activities               14,885       (56,489)

Net Change in Cash and Cash Equivalents                           (19,238)      (20,004)
Cash and Cash Equivalents at Beginning of Period                   73,618        74,894

Cash and Cash Equivalents at End of Period                  $      54,380 $      54,890

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
  Interest on Deposits, Advances, and
  Other Borrowed Money                                      $      31,125 $      33,023
Income Taxes                                                        3,900         6,700
Transfer of Loans to Real Estate Owned                              2,130           165


See Notes to Condensed Consolidated Financial Statements

        FIRST INDIANA CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                    STATEMENTS
        Six Months Ended June 30, 1997
                 (Unaudited)

Note 1  -  Basis of Presentation

     The foregoing condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The consolidated financial statements include the accounts of First Indiana Corporation and its subsidiary (the "Corporation"). The subsidiary of the Corporation is First Indiana Bank and its subsidiaries (the "Bank"). A summary of the Corporation's significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2  -  Earnings Per Share

     Earnings per share for 1997 and 1996 are computed by dividing net earnings by the primary and fully diluted shares of common stock and common stock equivalents outstanding during the period (10,845,317 and 10,880,154 for the three months ended June
30, 1997; 10,771,861 and 10,771,979 for the three months ended June
30, 1996; 10,857,033 and 10,871,494 for the six months ended June
30, 1997; and 10,750,865 and 10,764,688 for the six months ended
June 30, 1996) after giving retroactive effect to a five-for-four stock split in March 1997 and a six-for-five stock split in March 1996. See
Note 4 regarding impending changes in the calculation of earnings per share.

Note 3 - Derivative Financial Instruments

     The Bank enters into forward sales contracts for future delivery of residential fixed-rate mortgage loans at a specified yield in order to limit market risk associated with its pipeline of residential mortgage loans held for sale and commitments to fund residential mortgage loans. Market risk arises from the possible inability of either party to comply with the contract terms.

     The Bank designates these forward sales contracts as hedges.
To qualify as a hedge, the forward sales contract must be effective in reducing the market risk of the identified anticipated residential mortgage loan sale which is probable to occur. Effectiveness is evaluated on an ongoing basis through analysis of the residential mortgage loan pipeline position. Commitments under these forward sales contracts and the underlying residential mortgage loans are valued, and the net position is carried at the lower of cost or market. Unrecognized gains and losses on these forward sales contracts are generally immaterial and are charged to current earnings as an adjustment to the gain or loss on residential mortgage loan sales when realized, when the contract matures, or is terminated.

Note 4 -  Allowance for Loan Loss Reserve

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

Note 5 - Current Accounting Pronouncements

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Effective January 1, 1997, the
Bank adopted Statement of Financial Accounting Standard  No. 125,
"Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The financial components approach focuses on the assets and liabilities that exist after the transfer.

     In December 1996, the Financial Accounting Standards Board
("FASB")  issued SFAS No. 127, "Deferral of the Effective Date of
Certain Provisions of SFAS No. 125," deferring by one year the effective date of certain provisions of SFAS 125, which was effective for transfers and extinguishments occurring after December 31, 1996.
The deferral applies to the provisions that deal with secured borrowing and collateral, as well as to transfers of financial assets for repurchase agreements, dollar rolls, and securities lending. These pronouncements had no material impact on the financial statements of the Corporation.

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

     In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all nonowner changes in shareholders' equity. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Statement will require new disclosures by the Corporation, but is not expected to have an impact on the financial statements or results of operations.

     In June, 1997, the FASB issued SFAS No. 131, "Disclosures
About Segments of an Enterprise and Related Information" ("SFAS
131"), which introduces new guidance on segment reporting.  The
Statement is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The statement is not expected to have a material impact on the financial condition or results of operations of the Corporation.

Note 5 -  Reclassifications

     Certain amounts in the 1996 Condensed Consolidated
Financial Statements have been reclassified to conform to the 1997 presentation.

Management's Discussion and Analysis of Results of
Operations and Financial Condition

Summary of Corporation's Results

     First Indiana Corporation and subsidiaries had net earnings of $3,973,000 for the second quarter of 1997, compared with net earnings of $4,860,000 in the second quarter of 1996. Earnings per share for the three months ended June 30, 1997 were $.37, compared with $.45 per share for the same period one year ago.

     For the first six months of 1997, net earnings were $8,052,000, compared with $9,369,000 one year ago. For the six months ended June 30, 1997, net earnings per share were $0.74, compared with $0.87 for the same period one year ago.

     Included in 1996 second quarter net earnings is a non-recurring after-tax gain of $716,000, or $.07 per share, from the sale of the Bank's investment and insurance subsidiaries, One Investment Corporation and One Insurance Agency. These subsidiaries were sold to the Somerset Group, Inc., a publicly held affiliate that owns approximately 22 percent of First Indiana Corporation. Cash dividends per share for the first six months of 1997 and 1996 were $.24 and $.22 per share, respectively.

Net Interest Income

     Net interest income was $15,517,000 for the three months ended June 30, 1997, compared with $15,208,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997, net interest income was $31,011,000, compared with $30,948,000 for the six months ended June 30, 1996.

     Total net loans outstanding grew four percent to $1,259,829,000 at June 30, 1997, compared with $1,209,085,000 one year earlier. Much of the Bank's growth stemmed from two areas targeted for aggressive expansion: home equity and business loans.
At June 30, 1997, home equity loans outstanding were $507,164,000, compared with $476,981,000 at June 30, 1996, a six percent increase. Business and land development loans were $111,480,000, compared with $82,508,000 one year earlier, a 35 percent increase. The Bank is capitalizing on consumer demand for home equity loans and lines of credit by offering streamlined approval and no closing costs or annual fees. These products help maintain the Bank's competitive edge and further enhance its reputation as a premier real estate lender.

     Interest income for the second quarter of 1997 was $31,253,000, compared with $30,928,000 for the three months ended June 30, 1996. Interest income for the six months ended June 30, 1997 was $62,134,000, compared with $63,163,000 for the same period in 1996. Interest expense for the second quarter of 1997 was $15,736,000, compared with $15,720,000 for the three months ended June 30, 1996. Interest expense for the six months ended June 30, 1997 and 1996 was $31,123,000 and $32,215,000, respectively.

     During the second quarter of 1997, the Corporation's cost of funds was 5.06 percent, compared with 5.15 percent one year ago.
For the six months ended June 30, 1997, the cost of funds was 5.02 percent, compared with 5.18 percent for the same period in 1996. The yield on earning assets was 8.79 percent for the second quarter of 1997, compared with 8.82 percent one year ago. For the six months ended June 30, 1997, the yield on earning assets was 8.77 percent, compared with 8.92 percent for the same period in 1996.

     Annualized return on total average assets was 1.07 percent for the three months ended June 30, 1997, compared with 1.31 percent one year ago. For the six months ended June 30, 1997, the Corporation's annualized return on total average assets was 1.09 percent, compared with 1.26 percent for the same period in 1996.

Net Interest Margin

     Net interest margin consists of two components: interest-rate spread and the contribution of interest-free funds (primarily capital and other non-interest-bearing liabilities). The following analysis of net interest margin reflects the favorable impact of the Corporation's asset-sensitive position.

                                     Three Months Ended June 30,

(Dollars in Thousands)                      1997          1996
Net Interest Income                $      15,517 $      15,208


Average Interest-Earning Assets    $   1,422,121 $   1,402,184
Average Interest-Bearing Liabilities   1,243,257     1,220,828

Average Interest-Free Funds        $     178,864 $     181,356


Yield on Interest-Earning Assets            8.79%         8.82%
Yield on Interest-Bearing Liabilities       5.06%         5.15%

Interest-Rate Spread                        3.73%         3.67%
Impact of Interest-Free Funds               0.63%         0.67%

Net Interest Margin                         4.36%         4.34%

All non-accruing delinquent loans have been included in average interest-earning assets.


                                     Six Months Ended June 30,

(Dollars in Thousands)                      1997          1996
Net Interest Income                $      31,011 $      30,948


Average Interest-Earning Assets    $   1,416,240 $   1,416,596
Average Interest-Bearing Liabilities   1,240,880     1,243,470

Average Interest-Free Funds        $     175,360 $     173,126


Yield on Interest-Earning Assets            8.77%         8.92%
Yield on Interest-Bearing Liabilities       5.02%         5.18%

Interest-Rate Spread                        3.75%         3.74%
Impact of Interest-Free Funds               0.63%         0.63%

Net Interest Margin                         4.38%         4.37%


All non-accruing delinquent loans have been included in average interest-earning assets.

Non-Performing Assets and Summary of Loan Loss Experience

     The following table analyzes the allowance for losses on loans and REO for the six months ended June 30, 1997 and 1996.



                                          Loan Loss           REO Loss        Loan and REO
                                          Allowance           Allowance       Loss Allowance
                                          1997     1996     1997     1996     1997     1996
(Dollars in Thousands)
Balance of Loss Allowance
 at Beginning of Year                  $18,768  $16,234     $543   $1,066  $19,311  $17,300
Provision for Losses                     5,500    4,375       --     (100)   5,500    4,275
Charge-Offs -- Residential                  --       (8)      --       (4)       0      (12)
                   -- Consumer          (3,954)  (4,692)    (176)    (176)  (4,130)  (4,868)
                   -- Construction        (572)     (16)      (6)     (39)    (578)     (55)
                   -- Business             (30)      --       --       --      (30)       0
                   -- Commercial Real
                      Estate                --       --       --       --        0        0
Recoveries -- Residential                   --        1        6        1        6        2
                 -- Consumer               654      356      123       58      777      414
                 -- Construction            26        1       17       --       43        1
                 -- Business                 4       57       --       --        4       57
                 -- Commercial Real
                    Estate                 333       --       --       --      333        0

Balance at June 30,                    $20,729  $16,308     $507     $806  $21,236  $17,114

Ratio of Allowance for Loan Losses to Loans
  Receivable                              1.62%    1.33%

Ratio of REO Loss Allowance to Real Estate Owned           11.67%   23.74%

Ratio of Total Loan and REO Loss Allowance to
  Non-Performing Assets                                                      91.76%   69.90%



     Non-performing assets were $23,142,000, or 1.52 percent of assets, at June 30, 1997. This compares with $27,121,000, or 1.81 percent of assets, at December 31, 1996 and $24,484,000, or 1.64 percent of assets, at June 30, 1996. This category includes not only non-accrual loans and REO, but also restructured loans on which the Bank continues to accrue interest. At June 30, 1997, $1,132,000 of non-performing assets were restructured loans.

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

     The provision for losses on loans and REO in the second quarter of 1997 was $2,680,000, compared with $2,450,000 in the second quarter of 1996. For the six months ended June 30, 1997, the total provision for loan losses was $5,500,000, compared with $4,375,000 for the same period in 1996. The increase is attributable to the growth in home equity and business loans. While management believes that these portfolios have strong credit quality, it recognizes the increased risk of such portfolios compared to traditional residential loan portfolios, and has increased the Bank's loan loss provision accordingly.

     During the second quarter of 1996, the Bank decreased the allowance for REO losses by $100,000. Because of the sale of many foreclosed commercial real estate properties and the careful review of the remaining REO portfolio, management determined that it was not necessary to maintain an excess REO allowance.

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

Non-Interest Income

     Total non-interest income was $4,266,000 for the three months ended June 30, 1997, compared with $5,255,000 for the same period in 1996. For the six months ended June 30, 1997 and 1996, total non-interest income was $7,850,000 and $9,780,000, respectively. Non-interest income in 1996 includes a $1,204,000 pre-tax gain from the sale of the Bank's investment and insurance subsidiaries, One Investment Corporation and One Insurance Agency.

     During the first half of 1996, the Bank sold $15,336,000 of its investments available for sale at a gain of $208,000.

     In the second quarter of 1997, the Bank realized $552,000 on the sale of fixed-rate home equity loans. The remaining gain on sale of loans of $1,026,000 in 1997 is attributable to the sale of residential mortgage loans in the normal course of the Bank's mortgage banking operations. The 1996 gain of $2,014,000 is comprised of both a $752,000 gain on home equity loans and a $1,262,000 gain on residential mortgage loans.

     Loan servicing income for the three and six months ended June 30, 1997 increased from the comparable period in 1996, primarily due to the reduced amortization of mortgage servicing rights..

     Insurance commissions decreased $164,000 and $390,000 for the three and six months ended June 30, 1997 compared to the same periods in 1996 due to the sale of the Bank's insurance subsidiary.

Non-Interest Expense

     Non-interest expense was $10,591,000 for the three months ended June 30, 1997, compared with $10,288,000 for the same period in 1996. Non-interest expense for the six months ended June 30, 1997 and 1996 was $20,164,000 and $21,387,000, respectively.
Capitalized costs decreased $303,000 and $350,000 for the three and six months ended June 30, 1997, respectively, compared with a year ago due to lower loan origination volume. Deposit insurance premiums decreased $934,000 in the first half of 1997 as a result of lower premium rates following the 1996 one-time charge to recapitalize the Savings Association Insurance Fund. Marketing expense decreased $415,000 for the six months ended June 30, 1997 compared with the same period last year, when the Bank was heavily involved in a television advertising campaign.

     Included in real estate owned operations net are all of the operating revenues and expenses associated with the Corporation's real estate owned. Such net results declined by $203,000 and $171,000 for the three and six months ended June 30, 1997, respectively, from one year ago. This decline resulted from an increase in the general maintenance expenses of the consumer REO portfolio.

Capital Resources and Liquidity

     At June 30, 1997,  shareholders' equity was $145,432,000, or
9.56 percent of total assets, compared with $138,658,000, or 9.27 percent, at December 31, 1996 and $136,048,000, or 9.11 percent, at June 30, 1996.

     The following table shows First Indiana's strong capital levels and compliance with all capital requirements at June 30, 1997. First Indiana is classified as "well-capitalized" under the OTS regulatory framework for prompt corrective action, its highest classification. To be categorized as "well-capitalized," the Bank must maintain minimum total risk-based, tier one risk-based and tier one leverage ratios as set forth in the table. The table reflects categories of assets includable under OTS regulations. There are no conditions or events since the date of classification that management believes have changed the Bank's category.


                                                                          To Be Well
                                                      For FDICIA      Capitalized Under OTS
(Dollars in Thousands)                                  Capital        Prompt Corrective
                                     Actual          Adequacy Purposes Action Provisions

                                    Amount    Ratio   Amount    Ratio   Amount    Ratio
First Indiana Bank Capital         $132,580

Tangible Capital (1)               $132,624     8.73% $22,797     1.50%   N/A      N/A

Core (Tier One) Capital             132,624     8.73%  45,595     3.00%  75,991     5.00%

Tier One Risk-Based Capital         132,624    11.34%   N/A      N/A     70,175     6.00%

Total Risk-Based Capital (2)        145,955    12.48%  93,567     8.00% 116,958    10.00%

(1) First Indiana Bank capital differs from tangible capital by the FAS115 equity securities adjustment of $44.

(2) Risk-based capital includes a $14,695 addition for general loan loss reserves and a $1,364 deduction for land loans with loan-to-value ratios in excess of 80 percent.


     The Corporation paid a quarterly dividend of $.12 per common share June 17, 1997 to shareholders of record as of June
5, 1997. This reflects an increase from $.11 per share in 1996. For the six months ended June 30, 1997 the Corporation has paid $.24 per share in dividends, compared to $.22 for the same period in 1996. On March 18, 1997, the Corporation effected a five-for-four stock split. On March 1, 1996, the Corporation effected a six-for-five stock split. All per-share amounts have been adjusted to reflect the stock splits.

     The Corporation conducts its business through its subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investment in the Bank.

     Regulations of the former Federal Home Loan Bank Board
(the Bank Board") required thrift institutions to maintain minimum levels of certain liquid investments, as defined in the regulations, of at least five percent of net withdrawable assets. The director of the OTS is required to set minimum liquidity levels between four and 10 percent of assets. Current regulations require a minimum liquidity level of five percent. The Corporation's liquidity ratio at June 30, 1997, was 8.10 percent. A proposal currently being considered by the OTS would lower the liquidity requirement to four percent of net withdrawable assets, as well as change the definition of liquid assets and net withdrawable assets.

Interest-Rate Sensitivity

     The following schedule analyzes the difference in rate-sensitive assets and liabilities or gap at June 30, 1997 and December 31, 1996.



                                                       Rate Sensitivity by Period of Maturity or Rate Change
                                                            June 30, 1997

                                                                                     Over 180      Over
                                                               % of       Within     Days to    1 Year to      Over
(Dollars in Thousands)                    Rate     Balance    Total      180 Days     1 Year     5 Years     5 Years
Interest-Earning Assets
Investment Securities & Other              5.94%$   120,408      8.40%$    31,646      35,145      53,617       -
Loans Receivable (1)
  Mortgage-Backed Securities               7.60%     31,876      2.22%      4,380      10,243      10,593       6,660
  Residential Mortgage Loans               7.89%    434,763     30.34%    174,236      73,126     147,675      39,726
  Commercial Real Estate Loans             9.96%     42,214      2.95%     11,862       6,998      15,253       8,101
  Business  Loans                          9.44%    111,480      7.78%     69,585       1,249      22,437      18,209
  Consumer Loans                          10.32%    531,576     37.10%    207,358      43,323     190,317      90,578
  Residential Construction Loans           8.24%    160,525     11.20%    144,746       -          15,779       -

       Total                               8.84%$ 1,432,842    100.00%    643,813     170,084     455,671     163,274

Interest-Bearing Liabilities

Deposits:
  Demand Deposits (2)                      2.41%$    98,937      7.79%$     -           -           -          98,937
  Passbook Deposits (3)                    2.99%     46,847      3.69%     11,937       4,450      20,303      10,157
  Money Market Savings                     4.81%    270,827     21.31%    270,827       -           -           -
  Jumbo Certificates                       5.81%    127,458     10.03%     79,477      19,855      28,126       -
  Fixed-Rate Certificates                  5.63%    463,701     36.49%    121,449     120,339     221,913       -

       Total                               4.99%  1,007,770     79.31%    483,690     144,644     270,342     109,094
Borrowings:
  FHLB Advances                            5.56%    217,458     17.11%$    95,000      42,000      77,000       3,458
  Short-Term Borrowings                    5.26%     45,529      3.58%     45,529       -           -           -

       Total                               5.10%  1,270,757    100.00%    624,219     186,644     347,342     112,552

Net - Other (4)                                     162,085                                                   162,085

    Total                                       $ 1,432,842               624,219     186,644     347,342     274,637

Rate Sensitivity Gap                                                  $    19,594 $   (16,560)$   108,329 $  (111,363)

June 30, 1997
Cumulative Rate-Sensitivity Gap                                       $    19,594 $     3,034 $   111,363

Percent of Total Interest-Earning Assets                                     1.37%       0.21%       7.77%

December 31, 1996
Cumulative Rate-Sensitivity Gap                                       $    28,793 $    63,902 $   116,236

Percent of Total Interest-Earning Assets                                     2.03%       4.50%       8.19%


(1)  The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments.  For adjustable-rate loans, interest rates adjust at intervals of six months to five years.  Included in Residential Mortgage Loans are
     $14,972,000 of Loans Held for Sale.  Included in Consumer Loans are $4,007,000 of Home
     Equity Loans Held for Sale.
(2)  These deposits have been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon historic trends of these deposits through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.  Included in this category are NOW, money market checking and non-interest bearing deposits.  The rate represents a blended rate on all deposit types in the category.
(3)  A portion of these deposits has been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon the historic minimal decay rates on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.
(4)  Net    Other is the excess of other non-interest-bearing liabilities and capital over other non-interest-bearing assets.


     First Indiana engages in rigorous, formal asset/liability management, the objectives of which are to manage interest-rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. At June 30, 1997, the Corporation's cumulative one-year interest-rate gap stood at 0.21 percent. This means that 0.21 percent of First Indiana's assets will reprice within one year without a corresponding repricing of the liabilities funding them.

Financial Condition

     Total assets at June 30, 1997, were $1,520,762,000, an increase from $1,496,421,000 at December 31, 1996.

     Loans and mortgage-backed securities net at June 30, 1997, were $1,259,829,000, compared with $1,215,550,000 at December
31, 1996. Mortgage-backed securities decreased $4,536,000 due to normal principal repayments.

     In the past six months, consumer loans increased $4,807,000, primarily as the Bank built a portfolio of available-for-sale fixed-rate home equity loans. The Corporation's residential loan servicing portfolio amounted to $1,007,912,000 at June 30, 1997, compared with $1,096,130,000 at June 30, 1996.

     Total deposits were $1,093,848,000 at June 30, 1997, compared with $1,095,486,000 at December 31, 1996. Non-interest-bearing deposits consist of retail and commercial checking accounts, as well as official checking accounts. Commercial checking accounts are expected to become a more significant source of funds. Included in commercial checking accounts at June 30, 1997 and December 31, 1996 were approximately $6,163,000 and $5,321,000 of escrow balances maintained for loans serviced for others. Official checking accounts included in total deposits at June 30, 1997 and December 31, 1996 were $31,878,000 and $33,157,000, respectively. Federal
Home Loan Bank advances totaled $217,458,000 at June 30, 1997, compared with $215,466,000 at December 31, 1996.

     In addition to deposits and advances, the Corporation uses short-term repurchase agreements as sources of funds. Borrowings will continue to be used in the short run to compensate for periodic or other reductions in deposits or inflows at less than projected levels, and long-term to support mortgage lending activities.

a 18

Other Information

Items 1, 2, 3 , 4 and 5 are not applicable.

Item 6.   Exhibits and reports on Form 8-K

          (a)  Exhibits   Financial Data Schedule

          (b)  Reports on Form 8-K     There were no
               reports on Form 8-K filed during the six months ended June 30, 1997.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              First Indiana
Corporation

August 7, 1997                /s/ Owen B. Melton, Jr.

                              Owen B. Melton, Jr.
                              President

August 7, 1997                /s/ David L. Gray

                              David L. Gray
                              Vice President and
                              Treasurer