Form 10-Q
period 1997-09-30
FIRST INDIANA CORP
filed 1997-11-12
CIK 789670

United States Securities and Exchange Commission
           Washington, D.C.  20549
                  Form 10-Q
(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
 For the quarterly period ended September 30, 1997

                      or

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


Common Stock, par value $0.01 per share                 10,561,326 Shares
            Class                                    Outstanding at 10/31/97

   FIRST INDIANA CORPORATION AND SUBSIDIARIES
                   FORM 10-Q
                     INDEX



                                                           Page

Part I      Financial Information                            3

Item 1.     Financial Highlights

            Financial Statements:

            Condensed Consolidated Balance Sheets as
            of September 30, 1997 and December 31, 1996      4

            Condensed Consolidated Statements of
            Earnings for the Three and Nine Months
            Ended September 30, 1997 and 1996                5

            Condensed Consolidated Statements of
            Shareholders' Equity for the Nine Months
            Ended September 30, 1997                         6

            Condensed Consolidated Statements of Cash
            Flows for the Nine Months Ended
            September 30, 1997 and 1996                      7

            Notes to Condensed Consolidated Financial
            Statements                                       8

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      11

Part II     Other Information                               19

            Signatures                                      20


FINANCIAL HIGHLIGHTS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                           For the Three Months Ended
                                                September 30,

                                               1997           1996
Total Interest Income                 $      32,518  $      30,986
Total Interest Expense                       16,240         15,789
Net Earnings                                  4,706             20

Primary Earnings Per Share                     0.43           0.00
Fully Diluted Earnings Per Share               0.43           0.00
Dividends Per Share                            0.12           0.11

Net Interest Margin                            4.49 %         4.33 %
Net Interest Spread                            3.81           3.63
Return on Average Equity                      12.75           0.06
Return on Average Assets                       1.25           0.01
Average Shares Outstanding               10,561,326     10,368,103
Primary Shares Outstanding               10,877,203     10,763,061
Fully Diluted Shares Outstanding         10,894,352     10,779,888

                                           For the Nine Months Ended
                                                September 30,

                                               1997           1996
Total Interest Income                 $      94,652  $      94,149
Total Interest Expense                       47,363         48,004
Net Earnings                                 12,758          9,389

Primary Earnings Per Share                     1.17           0.87
Fully Diluted Earnings Per Share               1.17           0.87
Dividends Per Share                            0.36           0.34

Net Interest Margin                            4.42 %         4.36
Net Interest Spread                            3.77           3.70
Return on Average Equity                      11.80           9.32
Return on Average Assets                       1.14           0.84
Average Shares Outstanding               10,528,083     10,356,279
Primary Shares Outstanding               10,864,072     10,754,980
Fully Diluted Shares Outstanding         10,887,474     10,771,215

                                                At September 30,

                                            1997           1996
Assets                                $   1,547,121  $   1,485,436
Loans-Net                                 1,284,800      1,221,050
Deposits                                  1,094,468      1,123,436
Shareholders' Equity                        149,177        135,162
Shareholders' Equity/Assets                    9.64 %         9.10 %
Shareholders' Equity Per Share        $       14.12  $       13.04
Market Closing Price                          23.75          19.60
Price/Earnings Multiple                       13.81 x      3062.50 x

                                               At September 30, 1997

                                           Actual        Required
Capital Ratios
Tangible Capital/Total Assets                  8.63 %         1.50 %
Core (Tier One) Capital/Total Assets           8.63 %         3.00 %
Risk-Based Capital/Risk-Weighted Assets       12.46 %         8.00 %


CONDENSED CONSOLIDATED BALANCE SHEETS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Share Data)
                                                   September 30,       December 31,
                                                         1997             1996
                                                        (Unaudited)
Assets
  Cash                                             $         43,621 $         31,618
  Federal Funds Sold                                          5,500           42,000
    Total Cash and Cash Equivalents                          49,121           73,618
  Investments Available for Sale                            106,168          101,356
  Investments (Market Value of $5,398 and $5,673)             5,354            5,539
  Mortgage-Backed Securities Available for Sale              17,620                -
  Mortgage-Backed Securities - Net(Market Value of
    $22,795 and $36,984)                                     22,373           36,412
  Loans Held for Sale                                        38,594           23,223
  Loans Receivable                                        1,268,426        1,211,095
  Less Allowance for Loan Losses                            (22,220)         (18,768)
  Loans Receivable - Net                                  1,284,800        1,215,550
  Premises and Equipment                                     13,864           13,705
  Accrued Interest Receivable                                11,354           10,696
  Real Estate Owned - Net                                     4,042            4,285
  Prepaid Expenses and Other Assets                          32,425           35,260
    Total Assets                                   $      1,547,121 $      1,496,421

Liabilities and Shareholders' Equity
Liabilities
  Non-Interest-Bearing Deposits                    $         91,836 $         83,259
  Interest-Bearing Deposits                               1,002,632        1,012,227
    Total Deposits                                        1,094,468        1,095,486
  Federal Home Loan Bank Advances                           227,458          215,466
  Short-Term Borrowings                                      56,285           30,055
  Accrued Interest Payable                                    2,368            2,018
  Advances by Borrowers for Taxes and Insurance               3,598            1,120
  Other Liabilities                                           8,792            7,933
    Total Liabilities                                     1,392,969        1,352,078

  Negative Goodwill                                           4,975            5,685

Shareholders' Equity
  Preferred Stock, $.01 Par Value:  2,000,000 Shares
    Authorized; None Issued                                                  -
  Common Stock, $.01 Par Value:  16,000,000 Shares
    Authorized;  11,145,166 and 10,966,934 Shares Issued and
    Outstanding, Including Shares in Treasury                   111              110
  Paid-In Capital in Excess of Par                           34,463           33,203
  Retained Earnings                                         120,715          111,767
  Net Unrealized Gain (Loss) on Securities
    Available For Sale                                          196              (72)
  Treasury Stock-at Cost, 583,840 and 587,666 Shares         (6,308)          (6,350)
      Total Shareholders' Equity                            149,177          138,658

Total Liabilities and Shareholders' Equity         $      1,547,121 $      1,496,421

See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                                 Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
                                             1997          1996            1997          1996
Interest Income
 Loans                                 $      30,117 $      28,169 $      87,171 $      86,011
 Mortgage-Backed Securities                      559           725         1,780         2,327
 Investments                                   1,692         1,881         5,138         5,178
 Federal Funds Sold and
  Interest-Bearing Deposits                      150           211           563           633

  Total Interest Income                       32,518        30,986        94,652        94,149

Interest Expense
 Deposits                                     12,590        13,049        37,110        39,360
 Federal Home Loan Bank Advances               3,171         2,620         9,118         7,987
 Short-Term Borrowings                           479           120         1,135           657

  Total Interest Expense                      16,240        15,789        47,363        48,004

Net Interest Income                           16,278        15,197        47,289        46,145
Provision for Loan Losses                      2,600         1,529         8,100         5,904

Net Interest Income After
  Provision for Loan Losses                   13,678        13,668        39,189        40,241


Non-Interest Income
Sale of Investments Held For Sale                220           (16)          222           207
Sale of Loans                                  1,329          (360)        2,907         1,654
Sale of Subsidiary                            -                  -        -              1,204
Dividends on Federal Home Loan Bank Stock        275           261           789           773
Loan Servicing Income                            728           776         2,183         2,064
Loan Fees                                        580           632         1,842         1,800
Insurance Commissions                             45            33           221           599
Accretion of Negative Goodwill                   237           237           711           711
Deposit Product Fee Income                       662           679         1,959         1,866
Other                                            643           550         1,735         1,694

  Total Non-Interest Income                    4,719         2,792        12,569        12,572

Non-Interest Expense
Salaries and Benefits                          5,292         4,165        15,054        14,413
Net Occupancy                                    642           778         2,168         2,318
Deposit Insurance                                169         7,840           523         9,128
Real Estate Owned Operations - Net               165           214           427           305
Equipment                                      1,205         1,146         3,499         3,310
Office Supplies and Postage                      471           459         1,408         1,581
Other                                          2,702         2,364         7,731         7,298

  Total Non-Interest Expense                  10,646        16,966        30,810        38,353

Earnings Before Income Taxes                   7,751          (506)       20,948        14,460
Income Taxes                                   3,045          (526)        8,190         5,071

Net Earnings                           $       4,706 $          20 $      12,758 $       9,389

Primary Earnings Per Share             $        0.43 $        0.00 $        1.17 $        0.87

Fully Diluted Earnings Per Share       $        0.43 $        0.00 $        1.17 $        0.87

Dividends Per Common Share             $        0.12 $        0.11 $        0.36 $        0.34


See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

First Indiana Corporation and Subsidiaries                                                    Net Unreal-
(Dollars in Thousands, Except Share Data)                            Paid-In                ized Gain (Loss)
(Unaudited)                                                          Capital                 on Securities              Total
                                                Common Stock        in Excess    Retained   Available for  Treasury  Shareholders
                                             Shares      Amount      of Par     Earnings         Sale      Stock       Equity

Balance at December 31, 1996               10,379,268        $110     $33,203    $111,767          ($72)    ($6,350)   $138,658
   Common Stock Issued Under Restricted
     Stock Plans-Net of Amortization           36,250                     870        (652)                                  218
   Exercise of Stock Options                  167,255           1         863                                               864
   Redemption of Common Stock                 (24,852)                   (501)                                             (501)
   Tax Benefit of Stock Options Exercised                                             656                                   656
   Unrealized Gain on Securities Available
     for Sale, Net of Income Taxes of $164                                                          268                     268
  Common Stock Issued Under Deferred
     Compensation Plan                                                                (18)                                  (18)
   Net Earnings For The Nine Months
     Ended September 30, 1997                                                      12,758                                12,758
   Dividends on Common Stock                                                       (3,796)                               (3,796)
   Payment for Fractional Shares                 (421)                    (12)                                              (12)
   Treasury Stock Issued Under Long-
     Term Incentive Plan                        3,826                      40                                    42          82

Balance at September 30, 1997              10,561,326        $111     $34,463    $120,715          $196     ($6,308)   $149,177


See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)

                                                              Nine Months Ended September 30,
                                                                  1997          1996
Cash Flows from Operating Activities
  Net Earnings                                              $      12,758 $       9,389
Adjustments to Reconcile Net Earnings to
    Net Cash Provided (Used) by Operating Activities
     (Gain) Loss on Sale of Assets                                 (3,128)       (1,882)
     Amortization                                                     533         1,249
     Amortization of Restricted Stock Plan                            218           325
     Depreciation                                                   1,515         1,453
     Net (Accretion) Amortization of Loans
      and Mortgage-Backed Securities                                  369           (62)
     Provision for Loan Losses                                      8,100         5,904
     Origination of Loans Held For Sale
      Net of Principal Collected                                 (139,901)     (232,785)
     Origination of Mortgage-Backed
      Available for Sale                                          (17,568)         (734)
     Proceeds from Sale of Loans Held for Sale                    127,463       234,295
     Proceeds from Sale of Mortgage-Backed
      Securities Available for Sale                                     -           734
     Change In:
       Accrued Interest Receivable                                   (658)          219
       Other Assets                                                (3,632)       (1,730)
       Accrued Interest Payable                                       350          (430)
       Other Liabilities                                              941         6,281

       Net Cash Provided (Used) by Operating Activities           (12,640)       22,226

Cash Flows from Investing Activities
  Proceeds from Maturities of Investment Securities                15,727        18,931
  Proceeds from Sale of Investments Available for Sale             -             25,560
  Purchase of Investment Securities Available for Sale            (19,958)      (68,225)
  Principal Collected on Mortgage-Backed Securities                 6,732        10,489
  Proceeds from Sale of Mortgage-Backed Securities                  7,528             -
  Originations of Loans Net of Principal Collected                (58,348)      (11,224)
  Proceeds from Sale of Indirect Installment Portfolio                  -        32,756
  Proceeds from Sale of Loans                                       1,261         2,730
  Proceeds from Sale of Premises and Equipment                         20            43
  Purchase of Premises and Equipment                               (1,694)       (2,256)

    Net Cash Provided (Used) by Investing Activities              (48,732)        8,804

Cash Flows from Financing Activities
  Net Change in Deposits                                           (1,018)      (13,544)
  Repayment of Federal Home Loan Bank Advances                   (144,028)     (219,026)
  Borrowings of Federal Home Loan Bank Advances                   156,020       184,710
  Net Change in Short-Term Borrowings                              26,230       (21,076)
  Net Change in Advances by Borrowers
    for Taxes and Insurance                                         2,478         1,524
  Stock Option Proceeds                                               363           252
  Payment for Fractional Shares                                       (18)          (16)
  Dividends Paid                                                   (3,796)       (3,482)
  Tax Benefit of Stock Options Exercised                              656        -
  Common Stock Issued Under Deferred Compensation Plan                (12)          (15)

    Net Cash Provided (Used) by Financing Activities               36,875       (70,673)

Net Change in Cash and Cash Equivalents                           (24,497)      (39,643)
Cash and Cash Equivalents at Beginning of Period                   73,618        74,894

Cash and Cash Equivalents at End of Period                  $      49,121 $      35,251

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
  Interest on Deposits, Advances, and
  Other Borrowed Money                                      $      47,013 $      48,434
Income Taxes                                                        8,560         7,751
Transfer of Loans to Real Estate Owned                              5,261           284


See Notes to Condensed Consolidated Financial Statements

    FIRST INDIANA CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                   STATEMENTS
       Nine Months Ended September 30, 1997
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

     Earnings per share for 1997 and 1996 are computed by dividing net earnings by the primary and fully diluted shares of common stock and common stock equivalents outstanding during the period (10,877,203 and 10,894,352 for the three months ended September 30, 1997; 10,763,061 and 10,779,888 for the three months ended September 30, 1996; 10,864,072 and 10,887,474 for the nine months ended September 30, 1997; and 10,754,980 and 10,771,215 for the nine months ended September 30, 1996) after giving retroactive effect to a five-for-four stock split in March 1997 and a six-for-five stock split in March 1996. See Note 5 regarding impending changes in the calculation of earnings per share.

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

     The Bank designates these forward sales contracts as hedges. To qualify as a hedge, the forward sales contract must be effective in reducing the market risk of the identified anticipated residential mortgage loan sale which is probable to occur. Effectiveness is evaluated on an ongoing basis through analysis of the residential mortgage loan pipeline position. Commitments under these forward sales contracts and the underlying residential mortgage loans are valued,and the net position is carried at the lower of cost or market. Unrecognized gains and losses on these forward sales contracts are generally immaterial and are charged to current earnings as an adjustment to the gain or loss on residential mortgage loan sales when realized, when the contract matures, or is terminated.

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

Note 6 -  Reclassifications

     Certain amounts in the 1996 Condensed Consolidated Financial
Statements have been reclassified to conform to the 1997 presentation.

Management's Discussion and Analysis of Results of
Operations and Financial Condition

Summary of Corporation's Results

     First Indiana Corporation and subsidiaries had net earnings of $4,706,000 for the third quarter of 1997, compared with net earnings of $20,000 in the third quarter of 1996. Earnings per share for the three months ended September 30, 1997 were $.43, compared with $.00 per share for the same period one year ago. Included in net earnings in the third quarter of 1996 is a one-time after-tax charge of $4,016,000, or $.37 per share, to cover an assessment by the FDIC to recapitalize the Savings Association Insurance Fund.

     For the first nine months of 1997, net earnings were $12,758,000, compared with $9,389,000 one year ago. For the nine months ended
September 30, 1997, net earnings per share were $1.17, compared with $0.87 for the same period one year ago.

     Cash dividends per share for the first nine months of 1997 and 1996 were $.36 and $.34 per share, respectively.

Net Interest Income

     Net interest income was $16,278,000 for the three months ended September 30, 1997, compared with $15,197,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, net interest income was $47,289,000, compared with $46,145,000 for the nine months ended September 30, 1996.

     Total net loans outstanding grew five percent to $1,284,800,000 at September 30, 1997, compared with $1,221,050,000 one year earlier. Much of the Bank's growth stemmed from two areas targeted for expansion: home equity and commercial and industrial loans. At September 30, 1997, home equity loans outstanding were $518,397,000, compared with $507,420,000 at September 30, 1996. Commercial and industrial and land development loans were $114,743,000, compared with $85,193,000 one year earlier, a 35 percent increase. Residential loans increased seven percent to $453,187,000 at September 30, 1997, compared with $424,765,000 last year. This increase occurred as a result of the Bank's expansion of its wholesale lending network.

     Interest income for the third quarter of 1997 was $32,518,000, compared with $30,986,000 for the three months ended September 30, 1996. Interest income for the nine months ended September 30, 1997 was $94,652,000, compared with $94,149,000 for the same period in 1996. Interest expense for the third quarter of 1997 was $16,240,000, compared with $15,789,000 for the three months ended September 30, 1996. Interest expense for the nine months ended September 30, 1997 and 1996 was $47,363,000 and $48,004,000, respectively.

     During the third quarter of 1997, the Corporation's cost of funds was
5.16 percent, compared with 5.20 percent one year ago. For the nine months ended September 30, 1997, the cost of funds was 5.07 percent, compared with 5.19 percent for the same period in 1996. The yield on earning assets was 8.97 percent for the third quarter of 1997, compared with 8.83 percent one year ago. For the nine months ended September 30, 1997, the yield on earning assets was 8.84 percent, compared with 8.89 percent for the same period in 1996.

     Annualized return on total average assets was 1.25 percent for the three months ended September 30, 1997, compared with 0.01 percent one year ago. For the nine months ended September 30, 1997, the Corporation's annualized return on total average assets was 1.14 percent, compared with
0.84 percent for the same period in 1996. The 1996 returns are depressed primarily due to the one-time SAIF assessment.

Net Interest Margin

     Net interest margin consists of two components: interest-rate spread and the contribution of interest-free funds (primarily capital and other non-interest-bearing liabilities). The following analysis of net interest margin reflects the Corporation's ability to generate strong net interest income resulting from a prudent combination of assets and liabilities.

                                     Three Months Ended September 30,

(Dollars in Thousands)                      1997          1996
Net Interest Income                $      16,278 $      15,197


Average Interest-Earning Assets    $   1,450,272 $   1,404,160
Average Interest-Bearing Liabilities   1,258,489     1,215,443

Average Interest-Free Funds        $     191,783 $     188,717


Yield on Interest-Earning Assets            8.97%         8.83%
Yield on Interest-Bearing Liabilities       5.16%         5.20%

Interest-Rate Spread                        3.81%         3.63%
Impact of Interest-Free Funds               0.68%         0.70%

Net Interest Margin                         4.49%         4.33%

All non-accruing delinquent loans have been included in average interest-earning assets.


                                    Nine Months Ended September 30,

(Dollars in Thousands)                      1997          1996
Net Interest Income                $      47,289 $      46,145


Average Interest-Earning Assets    $   1,427,585 $   1,412,451
Average Interest-Bearing Liabilities   1,246,751     1,234,125

Average Interest-Free Funds        $     180,834 $     178,326


Yield on Interest-Earning Assets            8.84%         8.89%
Yield on Interest-Bearing Liabilities       5.07%         5.19%

Interest-Rate Spread                        3.77%         3.70%
Impact of Interest-Free Funds               0.65%         0.66%

Net Interest Margin                         4.42%         4.36%


All non-accruing delinquent loans have been included in average interest-earning assets.

Non-Performing Assets and Summary of Loan Loss Experience

     The following table analyzes the allowance for losses on loans and REO for the nine months ended September 30, 1997 and 1996.



                                          Loan Loss           REO Loss        Loan and REO
                                          Allowance           Allowance       Loss Allowance
                                          1997     1996     1997     1996     1997     1996
(Dollars in Thousands)
Balance of Loss Allowance
 at Beginning of Year                  $18,768  $16,234     $543   $1,066  $19,311  $17,300
Provision for Losses                     8,100    6,925       --     (250)   8,100    6,675
Recapture of Provision Due to Auto
 Portfolio Sale                             --   (1,021)      --       --       --   (1,021)
Charge-Offs -- Residential                  --       (9)     (13)      (6)     (13)     (15)
                   -- Consumer          (5,287)  (6,286)    (179)    (307)  (5,466)  (6,593)
                   -- Construction      (1,079)    (212)      (8)     (40)  (1,087)    (252)
                   -- Commercial and
                      Industrial           (59)      --       --       --      (59)       0
                   -- Commercial Real
                      Estate                --       --       --       --        0        0
Recoveries -- Residential                   --        9        6        1        6       10
                 -- Consumer             1,011      782      159       85    1,170      867
                 -- Construction            35       67       17       --       52       67
                 -- Commercial and
                    Industrial               4       39       --       --        4       39
                 -- Commercial Real
                    Estate                 727       --       --       --      727        0

Balance at September 30,               $22,220  $16,528     $525     $549  $22,745  $17,077

Ratio of Allowance for Loan Losses to Loans
  Receivable                              1.70%    1.34%

Ratio of REO Loss Allowance to Real Estate Owned           11.50%   14.37%

Ratio of Total Loan and REO Loss Allowance to
  Non-Performing Assets                                                     103.38%   60.21%



     Non-performing assets were $22,002,000, or 1.42 percent of assets, at September 30, 1997. This compares with $27,121,000, or 1.81 percent of assets, at December 31, 1996 and $28,364,000, or 1.91 percent of assets, at September 30, 1996. This category includes non-accrual loans and REO.
     The Bank regularly reviews all non-performing assets to evaluate the adequacy of the allowances for losses on loans and REO. The allowance for loan losses is maintained through a provision for loan losses, which is charged to earnings. The provisions are determined in conjunction with management's review and evaluation of current economic conditions, changes in the character and size of the loan portfolio, estimated charge-offs, and other pertinent information derived from a quarterly review of the loan portfolio and REO properties.

     The provision for losses on loans and REO in the third quarter of 1997 was $2,600,000, compared with $1,529,000 in the third quarter of 1996. The 1996 loan loss provision includes a $1,021,000 recapture of provision from the Bank's sale of $32,756,000 in indirect automobile loans. For the nine months ended September 30, 1997, the total provision for loan losses was $8,100,000, compared with $5,904,000 for the same period in 1996. The increase is attributable to the growth in home equity and commercial and industrial loans. While management believes that these portfolios have strong credit quality, it recognizes the increased risk of such portfolios compared to traditional residential loan portfolios, and has increased the Bank's loan loss provision accordingly.

     During the third quarter of 1996, the Bank decreased the allowance for REO losses by $150,000. Because of the sale of many foreclosed commercial real estate properties and the careful review of the remaining REO portfolio, management determined that it was not necessary to maintain an excess REO allowance.

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

     Total non-interest income was $4,719,000 for the three months ended September 30, 1997, compared with $2,792,000 for the same period in 1996.
For the nine months ended September 30, 1997 and 1996, total non-interest income was $12,569,000 and $12,572,000, respectively. Non-interest income in 1996 includes a $1,204,000 pre-tax gain from the second quarter sale of the Bank's investment and insurance subsidiaries, One Investment Corporation and One Insurance Agency.

     During the third quarter, the Bank sold $7,299,000 of mortgage-backed securities near maturity at a gain of $220,000. During the first half of 1996, the Bank sold $15,336,000 of its investments available for sale at a gain of $208,000.

     During 1997, the Bank has realized $1,582,000 on the sale of fixed-rate home equity loans. The remaining gain on sale of loans of $1,325,000 in 1997 is attributable to the sale of residential mortgage loans in the normal course of the Bank's mortgage banking operations. The 1996 gain of $1,654,000 is comprised of a $882,000 gain on home equity loans, a $1,700,000 gain on residential mortgage loans, and a $928,000 loss on the indirect automobile portfolio sale.

     Insurance commissions decreased $378,000 for the nine months ended September 30, 1997 compared to the same periods in 1996 due to the sale of the Bank's insurance subsidiary in the second quarter of 1996.

Non-Interest Expense

     Non-interest expense was $10,646,000 for the three months ended September 30, 1997, compared with $16,966,000 for the same period in 1996. Non-interest expense for the nine months ended September 30, 1997 and 1996 was $30,810,000 and $38,353,000, respectively. Included in 1996 non-interest expense is the one-time $7,191,000 assessment by the FDIC to recapitalize SAIF. Capitalized costs decreased $247,000 and $596,000 for the three and nine months ended September 30, 1997, respectively, compared with a year ago due to lower loan origination volume. Deposit insurance premiums decreased an additional $1,414,000 in 1997 as a result of lower premium rates following the 1996 SAIF charge.

     Included in real estate owned operations net are all of the operating revenues and expenses associated with the Corporation's real estate owned. Such net results declined by $122,000 for the nine months ended September 30, 1997, respectively, from one year ago. This decline resulted from an increase in the general maintenance expenses of the consumer REO portfolio.

Capital Resources and Liquidity

     At September 30, 1997,  shareholders' equity was $149,177,000, or
9.64 percent of total assets, compared with $138,658,000, or 9.27 percent, at December 31, 1996 and $135,162,000, or 9.10 percent, at September 30, 1996.

     The following table shows First Indiana's strong capital levels and compliance with all capital requirements at September 30, 1997. First Indiana is classified as "well-capitalized" under the OTS regulatory framework for prompt corrective action, its highest classification. To be categorized as "well-capitalized," the Bank must maintain minimum total risk-based, tier one risk-based and tier one leverage ratios as set forth in the table. The table reflects categories of assets includable under OTS regulations. There are no conditions or events since the date of classification that management believes have changed the Bank's category.


                                                                          To Be Well
                                                      For FDICIA      Capitalized Under OTS
(Dollars in Thousands)                                  Capital        Prompt Corrective
                                     Actual          Adequacy Purposes Action Provisions

                                    Amount    Ratio   Amount    Ratio   Amount    Ratio
First Indiana Bank Capital         $133,857

Tangible Capital (1)               $133,661     8.63% $23,240     1.50%   N/A      N/A

Core (Tier One) Capital             133,661     8.63%  46,481     3.00%  77,468     5.00%

Tier One Risk-Based Capital         133,661    11.32%   N/A      N/A     70,870     6.00%

Total Risk-Based Capital (2)        147,120    12.46%  94,493     8.00% 118,116    10.00%

(1) First Indiana Bank capital differs from tangible capital by the FAS115 equity securities adjustment of $196.

(2) Risk-based capital includes a $14,857 addition for general loan loss reserves and a $1,398 deduction for land loans with loan-to-value ratios in excess of 80 percent.


     The Corporation paid a quarterly dividend of $.12 per common share September 16, 1997 to shareholders of record as of September 2, 1997. This reflects an increase from $.11 per share in 1996. For the nine months ended September 30, 1997 the Corporation has paid $.36 per share in dividends, compared to $.34 for the same period in 1996. On March 18, 1997, the Corporation effected a five-for-four stock split. On March 1, 1996, the Corporation effected a six-for-five stock split. All per-share amounts have been adjusted to reflect the stock splits.

     The Corporation conducts its business through its subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investment in the Bank.

     Regulations of the former Federal Home Loan Bank Board (the
 Bank Board") required thrift institutions to maintain minimum levels of certain liquid investments, as defined in the regulations, of at least five percent of net withdrawable assets. The director of the OTS is required to set minimum liquidity levels between four and 10 percent of assets.
Current regulations require a minimum liquidity level of five percent. The Corporation's liquidity ratio at September 30, 1997, was 7.70 percent. A proposal currently being considered by the OTS would lower the liquidity requirement to four percent of net withdrawable assets, as well as change the definition of liquid assets and net withdrawable assets.

 Interest-Rate Sensitivity

     The following schedule analyzes the difference in rate-sensitive assets and liabilities or gap at September 30, 1997 and December 31, 1996.


                                                       Rate Sensitivity by Period of Maturity or Rate Change
                                                           September 30, 1997

                                                                                     Over 180      Over
                                                               % of       Within     Days to    1 Year to      Over
(Dollars in Thousands)                    Rate     Balance    Total      180 Days     1 Year     5 Years     5 Years
Interest-Earning Assets
Investment Securities & Other              6.03%$   117,022      7.99%$    48,102      15,047      53,873       -
Loans Receivable (1)
  Mortgage-Backed Securities               7.16%     39,993      2.73%      6,851       8,147      14,990      10,005
  Residential Mortgage Loans               7.83%    453,187     30.95%    181,787      71,138     147,230      53,032
  Commercial Real Estate Loans            11.66%     39,613      2.71%     10,813       5,866      12,926      10,008
  Commercial and Industrial Loans          8.96%    114,742      7.84%     72,445       1,191      26,581      14,525
  Consumer Loans                          10.21%    540,527     36.92%    224,754      49,309     196,055      70,409
  Residential Construction Loans           9.15%    158,951     10.86%    143,224       -          15,727       -

       Total                               8.88%$ 1,464,035    100.00%    687,976     150,698     467,382     157,979

Interest-Bearing Liabilities

Deposits:
  Demand Deposits (2)                      2.42%$    96,989      7.54%$     -           -           -          96,989
  Passbook Deposits (3)                    2.99%     42,786      3.33%     10,106       5,938      21,096       5,646
  Money Market Savings                     4.81%    265,242     20.62%    265,242       -           -           -
  Jumbo Certificates                       5.82%    115,285      8.96%     60,064      37,073      18,148       -
  Fixed-Rate Certificates                  5.66%    482,330     37.50%    120,028     164,162     198,140       -

       Total                               5.03%  1,002,632     77.95%    455,440     207,173     237,384     102,635
Borrowings:
  FHLB Advances                            5.54%    227,458     17.68%$   143,000       4,000      77,000       3,458
  Short-Term Borrowings                    5.30%     56,285      4.37%     56,285       -           -           -

       Total                               5.13%  1,286,375    100.00%    654,725     211,173     314,384     106,093

Net - Other (4)                                     177,660                                                   177,660

    Total                                       $ 1,464,035               654,725     211,173     314,384     283,753

Rate Sensitivity Gap                                                  $    33,251 $   (60,475)$   152,998 $  (125,774)

June 30, 1997
Cumulative Rate-Sensitivity Gap                                       $    33,251 $   (27,224)$   125,774

Percent of Total Interest-Earning Assets                                     2.27%      (1.86)%      8.59%

December 31, 1996
Cumulative Rate-Sensitivity Gap                                       $    28,793 $    63,902 $   116,236

Percent of Total Interest-Earning Assets                                     2.03%       4.50%       8.19%


(1)  The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments.  For adjustable-rate loans, interest rates adjust at intervals of six months to five years.  Included in Residential Mortgage Loans are
     $21,152,000 of Loans Held for Sale.  Included in Consumer Loans are $17,442,000 of Home
     Equity Loans Held for Sale.
(2)  These deposits have been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon historic trends of these deposits through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.  Included in this category are NOW, money market checking and non-interest bearing deposits.  The rate represents a blended rate on all deposit types in the category.
(3)  A portion of these deposits has been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon the historic minimal decay rates on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.
(4)  Net    Other is the excess of other non-interest-bearing liabilities and capital over other non-interest-bearing assets.


     First Indiana engages in rigorous, formal asset/liability management, the objectives of which are to manage interest-rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. At September 30, 1997, the Corporation's cumulative one-year interest-rate gap stood at a negative
1.86 percent. This means that 1.86 percent of First Indiana's liabilities will reprice within one year without a corresponding repricing of the assets they are funding.

Financial Condition

     Total assets at September 30, 1997, were $1,547,121,000, an increase from $1,496,421,000 at December 31, 1996.

     Loans and mortgage-backed securities net at September 30, 1997, were $1,284,800,000, compared with $1,215,550,000 at December 31, 1996.
During the third quarter, the Bank sold $7,299,000 in mortgage-backed securities near maturity and purchased $17,620,000 in mortgage-backed securities available for sale. The new mortgage-backed securities were classified as available for sale primarily due to the increased flexibility the Bank has in managing this portfolio of assets.

     In the past nine months, loans increased $69,250,000, primarily as the Bank built a portfolio of available-for-sale fixed-rate home equity loans and expanded both its commercial and industrial and wholesale lending delivery channels. The Corporation's residential loan servicing portfolio amounted to $977,827,000 at September 30, 1997, compared with $1,077,090,000 at
September 30, 1996.

     Total deposits were $1,094,468,000 at September 30, 1997, compared with $1,095,486,000 at December 31, 1996. Non-interest-bearing deposits consist of retail and commercial checking accounts, as well as official checking accounts. Commercial checking accounts are expected to become a more significant source of funds. Included in commercial checking accounts at September 30, 1997 and December 31, 1996 were approximately
$9,339,000 and $5,321,000 of escrow balances maintained for loans serviced for others. Official checking accounts included in total deposits at September 30, 1997 and December 31, 1996 were $36,671,000 and $33,157,000, respectively. Federal Home Loan Bank advances totaled $227,458,000 at September 30, 1997, compared with $215,466,000 at December 31, 1996.

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

Other Information

Items 1, 2, 3 , 4 and 5 are not applicable.

Item 6.   Exhibits and reports on Form 8-K

          (a)  Exhibits   Financial Data Schedule

          (b)  Reports on Form 8-K     There were no reports on
               Form 8-K filed during the nine months ended
               September 30, 1997.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              First Indiana Corporation

November 7, 1997             /s/ Owen B. Melton, Jr.

                              Owen B. Melton, Jr.
                              President

November 7, 1997            /s/ David L. Gray
                              David L. Gray
                              Vice President and Treasurer