Form 10-K
period 1997-12-31
FIRST INDIANA CORP
filed 1998-03-27
CIK 789670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                             FORM 10-K
(Mark One)
 [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the fiscal year ended December 31, 1997

                                 or

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $268,782,000 as of February 28, 1998.

     On February 28, 1998, the registrant had 12,733,732 shares of common stock outstanding, $.01 par value (as adjusted for six-for-five stock dividend paid March 6, 1998).

     Documents Incorporated by Reference:  See Page 2.

            DOCUMENTS INCORPORATED BY REFERENCE



         Documents                              Form 10-K Reference


Annual Report to Shareholders for 1997               Part II

Proxy Statement Dated March 12, 1998                 Part III

Total Number of Pages in this Report                  234

List of Exhibits on Pages                            30-31

                     FIRST INDIANA CORPORATION

                         FORM 10-K

                     Table of Contents

                                                         Page

PART I                                                    4

   Item 1.      Business                                  4

   Item 2.      Properties                               24

   Item 3.      Legal Proceedings                        24

   Item 4.      Submission of Matters to a Vote
                of Security Holders                      24

PART II                                                  24

   Item 5.      Market for Registrant's Common Equity
                and Related Shareholder Matters          24

   Item 6.      Selected Financial Data                  25

   Item 7.      Management's Discussion and Analysis
                of Financial Condition and Results
                of Operation                             25

   Item 7a.     Quantitative and Qualitative
                Disclosures About Market Risk            25

   Item 8.      Financial Statements and
                Supplementary Data                       25

   Item 9.      Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure                     25

PART III                                                 26

   Item 10.     Directors and Executive Officers
                of the Registrant                        26

   Item 11.     Executive Compensation                   27

   Item 12.     Security Ownership of Certain
                Beneficial Owners and Management         27

   Item 13.     Certain Relationships and
                Related Transactions                     27

PART IV                                                  28

   Item 14.     Exhibits, Financial Statement
                Schedules, and Reports on Form 8-K       28

SIGNATURES                                               29

EXHIBIT INDEX                                            30

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

First Indiana Bank

     First Indiana is a federally chartered stock savings bank whose depository accounts are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC").
Established in 1934, First Indiana was operated as a federally chartered, mutual savings and loan institution until August 1983, when it converted to a federal stock savings bank. First Indiana has $1.6 billion in assets and is the largest publicly-held bank based in Indianapolis.

     First Indiana is engaged primarily in the business of attracting deposits from the general public and originating residential mortgage loans, commercial and industrial loans, and consumer loans. First Indiana offers a full range of banking services through 26 banking offices located throughout metropolitan Indianapolis, Evansville, Franklin, Pendleton, Westfield, Mooresville and Rushville, Indiana. The Bank's divisions in Evansville, Mooresville, and Rushville operated under the names Mid-West Federal
Savings Bank, Mooresville Savings Bank, and First Federal Savings and Loan of Rushville until June 1996, when all three divisions adopted the First Indiana Bank name. The Bank also originates home equity loans indirectly through a network of loan originators and loan agents throughout the United States.

     First Indiana's subsidiary, One Mortgage Corporation, operates mortgage origination offices in Florida and North Carolina. First Indiana has mortgage and consumer loan service offices throughout Indiana, Florida, Georgia, Illinois, North Carolina, Ohio, and Oregon. First Indiana's investment and insurance subsidiaries, One Investment Corporation and One Insurance Agency, Inc., were sold in the second quarter of 1996 to The Somerset Group, Inc., a publicly held affiliate which owns approximately 22 percent of the Corporation's stock.

     The metropolitan area served by First Indiana's flagship division consists of Indianapolis, the State's largest city and capital, and the surrounding six-county suburban and agricultural areas in the central part of the State. The population of the metropolitan Indianapolis area in 1990 was approximately 1,200,000. Indianapolis' diversified economy includes manufacturing and service industries, such as Eli Lilly & Company
(pharmaceuticals), the federal and state governments, General Motors (automotive), and Ameritech (communications).

     First Indiana's Evansville Division is based in the third largest metropolitan area in Indiana, and conducts business through five offices in Evansville and surrounding communities. The 1990 population of the Evansville metropolitan statistical area was about 280,000. The local economy is primarily agricultural- and manufacturing-based. Among the largest local employers are Bristol-Myers Squibb (nutritional and pharmaceutical products), Whirlpool (refrigerators and freezers), and General Electric Co. (plastics). Evansville is the regional hub for a tri-state area which includes portions of Indiana, Kentucky and Illinois.

     First Indiana experiences substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the ability to offer attractive interest rates and meeting and exceeding customer expectations regarding office locations and flexible hours. Direct competition for deposits comes from other depository institutions, money market mutual funds, and other investment products. The primary factors in competing for loans are interest rates, loan origination fees, and loan product variety.
Competition for origination of loans normally comes from other depository institutions, lending brokers, and insurance companies.

Lending Activities

     General.   First Indiana  offers a broad range of lending products to selected segments of the markets it serves. The Bank has expanded upon its heritage as a single-family mortgage lender by offering a complete array of loans secured primarily by real estate. In addition to first mortgage loans, the Bank now has a substantial market presence in residential construction lending, commercial real estate lending, commercial and industrial loans to selected segments of the market, and consumer loans, primarily home equity loans originated both on a direct and indirect basis.

     The Bank's management believes that the surest path for the Bank's long-term success is to concentrate on selected product lines sold to certain segments of the market. Accordingly, in 1994 the Bank discontinued its indirect (dealer) auto lending business to focus resources toward real estate lending activities. The Bank also implemented a series of process and operational enhancements that enable it to act as both a mortgage banker and portfolio lender with maximum efficiencies as interest rates cause consumer preferences to shift between these two types of residential mortgage loan products.

     To minimize the mismatch between the duration of its interest-rate-sensitive assets and liabilities, First Indiana has a policy of (i) increasing its portfolio of adjustable-rate and shorter-term mortgage, consumer and commercial and industrial loans; (ii) selling most fixed-rate, longer-term loans into the secondary market unless those loans can be funded by liabilities of a similar maturity; and (iii) increasing transaction accounts, which are less volatile than certificates of deposit.

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


Loan Portfolio Composition
(Dollars in Thousands)                                           At December 31,
                                                                 ---------------
                                                  1997                  1996                1995
                                             Amount   Percent      Amount   Percent    Amount   Percent
                                             ------   -------      ------   -------    ------   -------
Loans by Type of Security:
First Mortgage Loans Secured by:
   Single-Family Units                    $  750,619     49.4%  $  640,743     47.3%$  625,133     45.0%
   2-4 Family Units                            1,093      0.1%       1,643      0.1%     1,885      0.1%
   Over 4 Family Units                         9,844      0.6%       9,586      0.7%    18,946      1.4%
Mortgage-Backed Securities                    38,081      2.6%      36,152      2.8%    49,089      3.6%
Commercial Real Estate and
   Other Mortgage Loans                       32,269      2.1%      37,735      2.8%    46,137      3.3%
Consumer Loans                               548,016     36.1%     526,769     38.9%   575,009     41.4%
Commercial and Industrial Loans              137,517      9.1%     100,513      7.4%    72,146      5.2%
                                          ----------    ------  ----------    ----------------    ------
     Total Mortgage-Backed
         Securities and Loans Receivable
     (Before Net Items)                   $1,517,439    100.0%  $1,353,141    100.0%$1,388,345    100.0%
                                          ==========    ======  ==========    ================    ======
Loans by Type of Loan:
Real Estate:
Conventional:
  Loans on Existing Property              $  530,603     35.0%  $  463,211     34.2%$  464,604     33.5%
  Construction Loans:
   Commercial Real Estate Loans                    0      0.0%          11      0.0%     6,835      0.5%
   Commercial and Industrial Loans            13,050      0.9%       7,944      0.6%         0      0.0%
   Residential Loans                         253,259     16.7%     214,433     15.8%   207,957     15.0%
Insured or Guaranteed:
  Mortgage-Backed Securities                  38,081      2.6%      36,152      2.8%    49,089      3.5%
   FHA and VA Loans                            9,963      0.7%      12,052      0.9%    12,705      0.9%

Total Real Estate Loans                      844,956     55.8%     733,803     54.3%   741,190     53.4%

Consumer Loans                               548,016     36.1      526,769     38.9    575,009     41.4

Commercial and Industrial Loans              124,467      8.2       92,569      6.8     72,146      5.2
                                          ----------    -----   ----------    ----- ----------    -----
     Total Mortgage-Backed Securities
      and Loans Receivable
     (Before Net Items)                   $1,517,439    100.0%  $1,353,141    100.0%$1,388,345    100.0%
                                          ==========    ======  ==========    ================    ======


                                                          At December 31,
                                                         ----------------
                                                  1994                  1993
                                             Amount  Percent       Amount   Percent
                                             ------  -------       ------   -------
Loans by Type of Security:
First Mortgage Loans Secured by:
   Single-Family Units                    $  583,345   47.1%    $  561,413     48.7%
   2-4 Family Units                            2,173    0.2%         1,909      0.2%
   Over 4 Family Units                        21,881    1.8%        27,990      2.4%
Mortgage-Backed Securities                    69,061    5.6%       100,924      8.7%
Commercial Real Estate and
   Other Mortgage Loans                       45,647    3.7%        50,294      4.4%
Consumer Loans                               474,465   38.3%       382,360     33.1%
Commercial and Industrial Loans               41,770    3.4%        29,308      2.5%
                                          ----------  ------    ----------    ------
     Total Mortgage-Backed
         Securities and Loans Receivable
     (Before Net Items)                   $1,238,342  100.0%    $1,154,198    100.0%
                                          ==========  ======    ==========    ======
Loans by Type of Loan:
Real Estate:
Conventional:
  Loans on Existing Property              $  450,935   36.4%    $  454,560     39.4%
  Construction Loans:
   Commercial Real Estate Loans                9,019    0.7%         3,213      0.3%
   Commercial and Industrial Loans                 0    0.0%             0      0.0%
   Residential Loans                         186,145   15.0%       167,077     14.5%
Insured or Guaranteed:
  Mortgage-Backed Securities                  69,061    5.6%       100,924      8.7%
   FHA and VA Loans                            6,947    0.6%        16,756      1.5%

Total Real Estate Loans                      722,107   58.3%       742,530     64.3%

Consumer Loans                               474,465   38.3        382,360     33.1

Commercial and Industrial Loans               41,770    3.4         29,308      2.5
                                            --------  -----     ----------    -----
     Total Mortgage-Backed Securities
      and Loans Receivable
     (Before Net Items)                   $1,238,342  100.0%    $1,154,198    100.0%
                                          ==========  ======    ==========    ======



Loan Portfolio Composition
(Continued)                                                       At December 31,
                                                                  ----------------
                                              1997         1996         1995         1994         1993
(Dollars in Thousands)                        ----         ----         ----         ----         ----
Total Mortgage-Backed Securities         $ 1,517,439  $ 1,353,141  $ 1,388,345  $ 1,238,342  $ 1,154,198
   and Loans Receivable
   (Before Net Items)

Less:
  Undisbursed Portion of Loans               110,629       84,173       72,511       78,588       63,382
  Deferred Income, Unearned Discounts,
      and Unamortized Premiums                (2,412)      (1,762)        (624)        (521)         646

Plus:
  Loan Valuation Adjustment
      for Acquisitions                             0            0            0          341          682
                                          ----------   ----------   ----------    ---------    ---------
Total Mortgage-Backed Securities and Loans
   Receivable Before Allowance for
   Loan Losses                             1,409,222    1,270,730    1,316,458    1,160,616    1,090,852

Less:
   Allowance for Loan Losses                  22,414       18,768       16,234       12,525       11,506
                                         -----------  -----------  -----------  -----------  -----------
Mortgage-Backed Securities and Loans
   Receivable - Net                      $ 1,386,808  $ 1,251,962  $ 1,300,224  $ 1,148,091  $ 1,079,346
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



                                                   At December 31,
                                                   ---------------
                               1997         1996         1995         1994         1993
                               ----         ----         ----         ----         ----
(Dollars in Thousands)
Residential Mortgage Loans
  Fixed Rates             $   189,323  $   166,968  $   186,886  $   157,706  $   225,305
  Adjustable Rates            602,835      512,965      491,681      494,090      440,381
                          -----------  -----------  -----------  -----------  -----------
     Total                $   792,158  $   679,933  $   678,567  $   651,796  $   665,686
                          ===========  ===========  ===========  ===========  ===========

Commercial Real Estate Loans
   Fixed Rates            $     6,099  $    17,213  $    11,948  $    15,770  $    21,835
   Adjustable Rates            33,649       28,713       50,676       54,541       55,009
                          -----------  -----------  -----------  -----------  -----------
     Total                $    39,748  $    45,926  $    62,624  $    70,311  $    76,844
                          ===========  ===========  ===========  ===========  ===========

Total Residential Mortgage and
  Commercial Real Estate Loans
   Fixed Rates            $   195,422  $   184,181  $   198,833  $   173,476  $   247,140
   Adjustable Rates           636,484      541,678      542,357      548,631      495,390
                          -----------  -----------  -----------  -----------  -----------
     Total                $   831,906  $   725,859  $   741,190  $   722,107  $   742,530
                          ===========  ===========  ===========  ===========  ===========

Consumer Loans
  (Includes Home Equity Loans)
   Fixed Rates            $   395,423  $   368,697  $   411,030  $   307,136  $   251,297
   Adjustable Rates           152,593      158,072      163,980      167,329      131,063
                          -----------  -----------  -----------  -----------  -----------
     Total                $   548,016  $   526,769  $   575,009  $   474,465  $   382,360
                          ===========  ===========  ===========  ===========  ===========

Commercial and Industrial Loans
   Fixed Rates            $    47,577  $         0  $     5,699  $     2,028  $       172
   Adjustable Rates            89,940      100,513       66,447       39,742       29,136
                          -----------  -----------  -----------  -----------  -----------
     Total                $   137,517  $   100,513  $    72,146  $    41,770  $    29,308
                          ===========  ===========  ===========  ===========  ===========

Total Mortgage-Backed Securities
   and Loans Receivable
   Fixed Rates            $   638,422  $   552,878  $   615,562  $   482,640  $   498,609
   Adjustable Rates           879,017      800,263      772,783      755,702      655,589
                          -----------  -----------  -----------  -----------  -----------
     Total                $ 1,517,439  $ 1,353,141  $ 1,388,345  $ 1,238,342  $ 1,154,198
                          ===========  ===========  ===========  ===========  ===========


     Residential Mortgage Loans. The original contractual loan payment period for residential loans originated by First Indiana normally ranges from 10 to 30 years. Because borrowers may refinance or prepay their loans, however, such loans normally remain outstanding for a substantially shorter period. First Indiana sells most fixed-rate residential loans to secondary market investors, including the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA").

     Residential originations amounted to $373 million in 1997, a 7.8 percent increase from 1996. Much of this increase resulted from the Bank's continued efforts to consolidate and centralize origination and servicing processes in its Commercial and Mortgage Banking Group. In 1997, First Indiana strengthened its national presence by opening offices in the southeastern United States and aggressively pursued alternative delivery channels for its residential loans, including a telemarketing call center and wholesale alliances. First Indiana sold residential mortgage loans into the secondary market as part of the Bank's normal mortgage banking activity, resulting in pre-tax gains of $1.9 million during 1997. This compares with gains of $1.4 million in 1996.

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

     Commercial Loans.   First Indiana offers a variety of commercial
loans, primarily residential construction loans, commercial and industrial loans, and commercial real estate loans (including land development loans).

     First Indiana's construction loans are made both to individuals and builders. These loans have terms ranging from six months to one year and include options for the home buyer to convert the loan to fixed- or adjustable-rate permanent financing. The interest rate on construction loans is generally one percent over the Bank's prime rate and adjusts upon changes in the prime rate. At December 31, 1997 and 1996, the Bank's gross construction loans outstanding equaled $253 million and $214 million, respectively.

     Also included in commercial and industrial loans are $18 million in land development loans, which are exclusively for the acquisition and development of land into individual single-family building lots. The interest rate on land development loans is generally one and one-quarter percent over the Bank's prime rate, which adjusts upon changes in the prime rate, and the term of these loans is generally 36 months.

     The following table presents the remaining maturities and rate sensitivity of residential construction and commercial and industrial loans.



                                                       Remaining Maturities
                                                       --------------------

                                  One Year    Over One Year           Over
                                  or Less     to Five Years        Five Years   Total      Percent
(Dollars in Thousands)            --------    -------------        ----------   -----      -------
Type of Loan:
Residential Construction      $     140,261     $15,419         $       -    $155,680       55.6 %
Commercial and Industrial            81,729      26,000            16,738     124,467       44.4
                              -------------     -------           -------    --------      -------
     Total                    $     221,990     $41,419         $  16,738    $280,147      100.0 %
                              =============     =======           =======    ========      =======
Rate Sensitivity:
Fixed Rate                    $       6,764     $24,831         $  15,982    $ 47,577       17.0 %
Adjustable Rate                     215,226      16,588               756     232,570       83.0
                              -------------     -------           -------    --------      -------
     Total                    $     221,990     $41,419         $  16,738    $280,147      100.0 %
                              =============     =======           =======    ========      =======


     Multi-family and commercial real estate lending was a substantial part of First Indiana's business activities from the early 1970s until 1991, when such activity was largely curtailed because of the economic environment. With the changing economic environment and improved market for commercial real estate lending, the Bank intends to increase somewhat its volume of these loans to include permanent financing for selected apartments, office buildings and warehouses. The Bank's management continues to monitor the credit quality of these loans aggressively, both with respect to new originations and loans already in the portfolio.

     The following table shows, as of December 31, 1997 and 1996, outstanding multi-family and commercial real estate loans originated and purchased by First Indiana.



                                                 1997                 1996
(Dollars in Millions)                     Amount    Percent     Amount    Percent
Loans Originated                           $38.7     97.5        $44.7     97.4

Loans Purchased                              1.0      2.5          1.2      2.6
                                           -----     ----        -----     ----
                                           $39.7    100.0        $45.9    100.0
                                           =====    =====        =====    =====


     Consumer Lending. As part of its strategy for growth in interest income, First Indiana has increased its origination and purchase of consumer loans, primarily home equity loans and home equity lines of credit. At
December 31, 1997, such loans totaled $548.0 million, or 36.1 percent of total mortgage-backed securities and loans receivable, compared with $526.8 million, or 38.9 percent of total mortgage-backed securities and loans receivable, at December 31, 1996. Much of the increase in 1997 occurred as the Bank aggressively pursued originations of products with loan-to-value ratios greater than 80 percent for sale into the secondary market. Additionally, First Indiana capitalized on alternative delivery channels for originations by utilizing a national network of originators and a telemarketing call center.


      Consumer loans generally have shorter terms and higher interest rates than residential loans but involve somewhat higher credit risks, particularly for unsecured lending. Of the $548.0 million of consumer loans outstanding at December 31, 1997, 96.4 percent were secured by first or second mortgages on real property, 0.6 percent was secured by deposits, and
3.0 percent were secured by personal property or were unsecured.

     First Indiana offers revolving lines of credit and loans secured by a lien on the equity in the borrower's home in amounts up to 100 percent of the appraised value of the real estate. For lines of credit at or below an 80 percent loan-to-value ("LTV") ratio, the interest rate is typically the Wall Street Journal prime rate plus one or two percent, depending on the amount of the loan. The interest rate rises in various increments as the LTV ratio increases. The highest rate charged is the Wall Street Journal prime rate plus
3.5 percent for lines of credit at a 100 percent LTV.  At December 31, 1997, the Bank had approximately $241.0 million in loans above 80 percent LTV. Each month, holders of revolving lines of credit with up to an 80 percent LTV ratio are billed monthly for interest at the daily periodic rate due on the daily
loan balances for the billing cycle.   Holders of revolving lines of credit
above 85 percent LTV are required to pay at least two percent of the outstanding loan balance.

     First Indiana also offers variable- and fixed-rate term home equity loans with up to a 100 percent LTV ratio. Borrowers of fixed-rate term loans make fixed payments over a term ranging from one to 15 years. Variable-rate term loans in excess of 80 percent LTV feature monthly payments equal to two percent of the outstanding loan balance. At December 31, 1997, First Indiana had approved $237 million of 80 percent LTV lines of credit, of which $114 million were outstanding, compared with $238 million of such lines which had been approved at December 31, 1996, $118 million of which were outstanding.

     Until August 1994, First Indiana offered indirect auto lending through a network of dealers throughout the Midwest. The Bank discontinued this activity as part of its strategic plan to focus its resources on real estate lending activities in which management believes it can differentiate itself from the competition more effectively. The Bank completed the sale of approximately $32.8 million of its indirect automobile portfolio during the third quarter of 1996 at a loss of $898,000. The balances of First Indiana's installment loans were $15 million and $22 million at December 31, 1997 and 1996. This portfolio is expected to decline further, although First Indiana continues to offer direct automobile loans through its banking centers as an accommodation to its customers. These loans will be made generally for terms of one to five years at variable and fixed rates of interest.

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

     Federal regulations limit the amount of consumer loans that savings institutions are able to originate and hold in their loan portfolios. First Indiana complies with such regulations, and the amount of its consumer loan portfolio is approximately $166 million below the maximum permitted.

     Origination, Purchase, and Sale of Loans. As a federally chartered savings bank, First Indiana has general authority to make real estate loans throughout the United States. At December 31, 1997, however, most of First Indiana's real estate loans receivable were secured by real estate located in Indiana. First Indiana also originates mortgage loans in Florida, Georgia, and North Carolina. The Bank originates home equity loans through consumer loan offices in those states and in Ohio and Illinois and in approximately 20 other states via an origination network of independent loan agents.

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

     In the case of one-to-four-family residential construction loans, First Indiana charges a one to three percent non-refundable commitment fee.
Interest rates on construction loans are based on the prevailing market rate at the time the commitment is extended. Commitment fees and other terms of commercial real estate and commercial and industrial loans are individually negotiated.

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

     At December 31, 1997, First Indiana serviced approximately $969 million in loans and loan participations which it had sold. As of December 31, 1997, approximately $16.6 million in loans, or about 1.2 percent of First Indiana's mortgage-backed securities and loans receivable after net items, were serviced by others.

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

     Fair values for individual strata are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of loan servicing rights, and the related valuation allowance, to change significantly in the future. At December 31, 1997 the balance of originated mortgage servicing rights included in other assets was $4,522,000, with a fair market value of $5,867,000. The amounts capitalized in 1997 and 1996 were $893,000 and $986,000, and the amounts amortized to loan servicing income were $819,000 and $92,000. There were no valuation allowances at December 31, 1997, and no activity for the year then ended.

     Effective January 1, 1997, the Bank adopted Statement of Financial Accounting Standard No. 125 , "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"). FAS 125, which supersedes FAS 122, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. Since the Corporation had already adopted FAS 122, this pronouncement had no material impact on the financial statements of the Corporation.

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

     The other part of First Indiana's asset review system is managed by an independent credit review officer appointed by the Board of Directors. The credit review officer makes an independent evaluation of First Indiana's portfolio and management's recommendations on allowances for loan and REO losses. He regularly reviews these recommendations with First Indiana's Chairman. These meetings give the credit review officer a forum for discussing asset quality issues with a member of the Board of Directors without loan approval authority. This system provides an independent review and assessment of management's recommendations about loan and REO classifications and loss allowances. This entire process is subject to the continual review and approval by the Board of Directors.

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

     The Bank reviews all loans for evidence of impairment except those with smaller balances and homogeneous loans. The homogeneous loan portfolios include residential mortgage loans secured by one- to four-family dwellings, consumer loans, and certain commercial and industrial and residential construction loans which do not meet the Bank's parameters for review. Loans subject to review include commercial real estate loans and larger commercial and industrial and residential construction loans which, because of their size, nature and unique characteristics, could negatively affect the Bank if the borrower experiences credit deterioration.

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

     On the basis of management's review of its assets as of December 31, 1997 on a net basis, First Indiana had classified $33.4 million as Substandard, compared with $36.7 million and $34.5 million at December 31, 1996 and 1995, respectively. The amount of First Indiana's Doubtful and Loss loans at each such date was immaterial.

     Non-Performing Assets. First Indiana categorizes its non-performing assets into four categories: Non-Accrual Loans, Impaired Loans, Restructured Loans, and Real Estate Owned.

     First Indiana places loans on non-accrual status when payments of principal or interest become 90 days or more past due, or earlier when an analysis of a borrower's creditworthiness indicates that payments could become past due. Total non-accrual loans were $18.4 million at December 31, 1997, compared with $15.4 and $14.7 million at December 31, 1996 and 1995, respectively.

     At December 31, 1995, First Indiana identified an impaired loan totaling $3,306,000 which had an allocated reserve of $167,000. This loan was repaid in the first quarter of 1996, and the allocated reserve was absorbed into the general loan loss allowances of the Bank.

     Loan modifications classified as troubled debt restructuring as defined in Statement of Financial Accounting Standard No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," amounted to $6.9 million at December 31, 1996, compared with $5.9 million at December 31, 1995. Management modified the payment terms, interest rates, and contractual maturities of these loans with the objective of improving the likelihood of recovery of First Indiana's investment. These loans were repaid in 1997.

     REO is generally acquired by deed in lieu of foreclosure and is carried at the lower of cost (the unpaid balance at the date of acquisition plus foreclosure and other related costs) or fair market value. A review of REO properties, including the adequacy of the loss allowance and decisions whether to charge off REO, occurs in conjunction with the review of the loan portfolios.

     First Indiana has carefully managed its loan portfolio, including its non-performing assets, to reduce exposure to the commercial real estate loan sector and to diversify its assets geographically and by type of loan. Accordingly, First Indiana has not experienced the difficulties faced by depository institutions which have had concentrations in areas of the country most adversely affected by economic cycles. First Indiana's non-performing assets fell in 1997 to $22.8 million at December 31, 1997 from $27.1 million one year earlier.

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

     At December 31, 1997, First Indiana's investments totaled $111.4 million, or 6.90 percent of total assets, and consisted primarily of U.S. Treasury and agency obligations, corporate debt securities and asset-backed securities. For additional information concerning investments held by the Corporation at certain dates, see the Corporation's Consolidated Financial Statements, including Note 2 thereto.

     First Indiana also purchased mortgage-backed securities available for sale in 1997. At December 31, 1997, these mortgage-backed securities totaled $17.1 million, or 1.06 percent of total assets. For additional information concerning mortgage-backed securities held by the Corporation, see the Corporation's Consolidated Financial Statements, including Note 3 thereto.

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

     Deposits. First Indiana has a wide variety of deposit programs designed to attract both short-term and long-term deposits from the general public. These deposit accounts include passbook accounts, non-interest-bearing consumer and commercial demand accounts, NOW accounts, and money market checking accounts, as well as fixed-rate certificates and money market accounts. In 1998, First Indiana plans to increase consumer and commercial checking accounts and certificates of deposit in an effort to reduce funding costs and strengthen core deposits.

     The following table shows the distribution of First Indiana's deposits by interest-rate categories at each of the dates indicated:


                                            At December 31,
(Dollars in Thousands)               1997        1996       1995

Rate
Under 3.00%                        $205,265    $259,798   $213,082

3.00 - 5.00                         385,859     110,786    177,524

5.01 - 7.00                         493,012     689,390    695,103

7.01 - 9.00                          23,032      35,156     50,354

9.01 - 11.00                            387         356        917

                                  ---------   ---------   --------
                                 $1,107,555  $1,095,486 $1,136,980


     The following table reflects the increase (decrease) in deposits for various types of deposit programs offered by First
Indiana for each of the periods indicated:

                                                 At December 31,
                                       1997          1996          1995
(Dollars in Thousands)
NOW Checking and
Non-Interest-Bearing
Deposits                             $ 13,342      $ 12,300     $ 18,136

Money Market
Checking                               (9,106)       (2,344)      (3,355)

Passbook and
Statement Savings                      (1,056)       55,252       34,797

Money Market Savings                   (2,914)       (4,495)      (8,860)

Jumbo Certificates of
$100 or More                           23,358       (23,067)      54,943

Fixed-Rate Certificates               (11,555)      (79,140)       9,408
                                     --------      --------     --------
Net Increase (Decrease)              $ 12,069      $(41,494)    $105,069
                                     ========      ========     ========


     First Indiana's jumbo certificates of $100,000 or more at December 31, 1997, the maturities of such deposits, and the percentage of total deposits represented by these certificates are set forth in the table below:

                                                Over
                                                Three
                               Three          Months to      Over Six
                               Months or         Six         Months to     Over One               Percent of
                               Less             Months       One Year      Year          Total    Deposits
(Dollars in Thousands)         ---------      ----------     ---------     ----          -----    --------
Jumbo Certificates of $100
 or More                        $41,658        $25,010        $14,339      $39,749      $120,756   10.90%



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

     The FHLB prescribes the acceptable uses for advances and imposes size limits on them. Acceptable uses have included expansion of residential mortgage lending and short-term liquidity needs. Depending on the program, limitations on the amount of advances are generally based on the FHLB's assessment of the institution's creditworthiness. At December 31, 1997, First Indiana had $257.5 million in FHLB advances (15.96 percent of total assets), with a weighted average rate of 5.62 percent.

     First Indiana also enters into repurchase agreements as a short-term source of borrowing, but only with registered government securities dealers.

     The following table sets forth certain information regarding repurchase agreements and federal funds purchased (short-term borrowings) at and for the years ended on the dates indicated.


                                                                         At December 31,
                                                                1997           1996         1995

(Dollars in Thousands)
Highest Month-End Balance of Short-Term Borrowings
During the Year                                               $84,896        $39,651      $61,982

Average Month-End Balance of Short-Term Borrowings
During The Year                                                38,899         18,133       41,963

Weighted Average Interest Rate of Short-Term Borrowings
During the Year                                                 5.45%          5.41%         6.17%

Weighted Average Interest Rate of Short-Term Borrowings
at End of the Year                                              5.48           5.19          5.81


Regulatory Capital

     Risk-Based Capital. Savings institutions are required to have risk-based capital of eight percent of risk-weighted assets. At December, 31, 1997, First Indiana's risk-based capital was $148.4 million, or 11.99 percent of risk-weighted assets. Risk-based capital is defined as common equity, less goodwill, the excess portion of land loans with a loan-to-value ratio of greater than 80 percent, and investments in non-mortgage-lending-related subsidiaries, plus general allowances for loan losses. Risk-weighting of assets is derived from assigning one of four risk- weighted categories to an institution's assets, based on the degree of credit risk associated with the asset. The categories range from zero percent for low-risk assets (such as United States Treasury securities) to 100 percent for high-risk assets (such as real estate owned). The carrying value of each asset is then multiplied by the risk-weighting applicable to the asset category. The sum of the products of the calculation equals total risk-weighted assets.

     Core Capital. Savings institutions are also required to maintain a minimum leverage ratio, under which core (Tier One) capital must equal at least three percent of total assets, but not less than the minimum required by the Office of the Comptroller of the Currency (the "OCC") for national banks, which minimum currently stands at four percent. First Indiana's primary regulator, the OTS, is expected to adopt the OCC minimum. The components of core capital are the same as those set by the OCC for national banks, and consist of common equity, plus non-cumulative preferred stock and minority interest in consolidated subsidiaries, minus certain intangible assets, including purchased loan servicing. At December 31, 1997, First Indiana's core capital and leverage ratio were $135.0 million and 8.37 percent.

     Tangible Capital. Savings institutions must also maintain minimum tangible capital of 1.5 percent of total assets. First Indiana's tangible capital and tangible capital ratio at December 31, 1997, were $135.0 million and 8.37 percent respectively. Management intends to maintain capital well in excess of regulatory minimums.

     Capital Regulations. The OTS has minimum capital standards that place savings institutions into one of five categories, from "critically undercapitalized" to "well-capitalized," depending on levels of three measures of capital. A well-capitalized institution as defined by the regulations has a total risk-based capital ratio of at least ten percent, a Tier One (core) risk-based capital ratio of at least six percent, and a leverage (core) risk-based capital ratio of at least five percent. At December 31, 1997 First Indiana was classified as "well-capitalized."

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

     The OTS issued this final rule to implement the portions of Section
305 of the Federal Deposit Insurance Corporation Improvement Act of 1991, which requires the agencies to revise their risk-based capital standards for insured depository institutions to ensure that those standards take adequate account of concentration of credit risk and the risks of nontraditional activities. The final rule amends the risk-based capital standards by explicitly identifying concentration of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy. Based on its interest-rate risk at December 31, 1997, First Indiana was not required to add to its risk-based capital under the new regulation.

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

Regulation

Federal Deposit Insurance Corporation Improvement Act of 1991

     The Federal Deposit Insurance Corporation Improvement Act of
1991 ("FDICIA"), contains various provisions intended to recapitalize the Bank Insurance Fund and enacts a number of regulatory reforms that affect all insured depository institutions, regardless of the insurance fund in which they participate. Among other things, FDICIA grants the OTS broader regulatory authority to take prompt corrective action against insured institutions that do not meet capital requirements, including placing severely under-capitalized institutions into conservatorship or receivership. Since First Indiana exceeded all capital requirements at December 31, 1997, these provisions are not expected to have any significant impact on its operations.

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

Savings Institution Regulation

     General. As a SAIF-insured savings institution, First Indiana is subject to supervision and regulation by the OTS. Under OTS regulations, First Indiana is required to obtain audits by independent auditors and to be examined periodically by the Director of OTS. First Indiana is subject to assessments by OTS and the FDIC to cover the costs of such examinations.
The OTS may revalue assets of First Indiana based upon appraisals and require the establishment of specified reserves in amounts equal to the difference between such revaluation and the book value of the assets. The Director of the OTS also is authorized to promulgate regulations to ensure the safe and sound operations of savings institutions and may impose various requirements and restrictions on the activities of savings institutions.

     The regulations and policies of the OTS for the safe and sound operations of savings institutions can be no less stringent than those established by the OCC for national banks. Additionally, under the FDICIA, the OTS prescribed safety and soundness regulations in 1995 relating to (I) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth; and (vi) compensation and benefit standards for officers, directors, employees and principal shareholders. These regulations did not have a material effect on First Indiana.

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

     At December 31, 1997, the qualified thrift investment percentage test for First Indiana was in excess of 86 percent. First Indiana complies with the new QTL test as revised upon enactment of FDICIA.

     Liquidity. Under applicable federal regulations, savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain banker's acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of withdrawable deposits plus short-term borrowings. Under HOLA, this liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of four percent to ten percent, depending upon economic conditions and the deposit flows of member institutions. The Bank's liquidity ratio at December 31, 1997 was 7.30 percent. In 1997, the
OTS lowered the liquidity requirement to four percent of net withdrawable assets, simplified the definition of net withdrawable assets, and eliminated a separate requirement for short-term liquidity. At December 31, 1997, First Indiana was in compliance with these liquidity requirements.

     Loans-to-One-Borrower Limitations. HOLA generally requires savings institutions to comply with the loans-to-one-borrower limitations applicable to national banks. In general, national banks may make loans to one borrower in amounts up to 15 percent of the bank's unimpaired capital and surplus, plus an additional 10 percent of capital and surplus for loans secured by readily marketable collateral. At December 31, 1997, First Indiana's loan-to-one borrower limitation was approximately $22.2 million, and no loans to a single borrower exceeded that amount.

     Commercial Real Property Loans. HOLA limits the aggregate amount of commercial real estate loans that a federal savings institution may make to an amount not in excess of 400 percent of the savings institution's capital. First Indiana was in compliance with the commercial real property loan limitation at December 31, 1997.

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

     Limitation of Equity Risk Investments. Under applicable regulations, First Indiana is generally prohibited from investing directly in equity securities and real estate (other than that used for offices and related facilities or acquired through, or in lieu of, foreclosure or on which a contract purchaser has defaulted). In addition, OTS regulations limit the aggregate investment by savings institutions in certain equity risk investments including equity securities, real estate, service corporations and operating subsidiaries and loans for the purchase of land and construction loans made after February 27, 1987 on non-residential properties with loan-to-value ratios exceeding 80 percent. At December 31, 1997, First Indiana was in compliance with the equity risk investment limitations.

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

     In the third quarter of 1996, the FDIC levied an industry-wide special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), which insures First Indiana Bank's customers' deposits. The Bank incurred a one-time pre-tax charge to earnings of $6,749,000 to comply with this assessment. Beginning January 1, 1997, deposit insurance premiums between $.00 and $.27 per $100 of deposits are in effect, based on the same nine-category rating system discussed in the previous paragraph. The Deposit Insurance Funds Act of 1996 ("Funds Act") also separated, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the SAIF assessment. As part of the deposit insurance assessments, institutions pay a FICO assessment for debt service requirements. The FICO assessment rate is subject to change on a quarterly basis, depending on the debt service requirements. First

Indiana most recently paid $.0628 per $100 of deposits to comply with this assessment.

     First Indiana was a well-capitalized institution throughout 1997, and paid no deposit insurance premiums other than the FICO assessment. Because it is well-capitalized, First Indiana will continue to pay no deposit insurance premiums in 1998, but these premiums could increase in the future if the aggregate SAIF premiums paid by all SAIF-insured institutions do not equal or exceed 1.25% of insurable deposits.

     Community Reinvestment Act. Ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") must be disclosed.
The disclosure includes both a four-tier descriptive rating using terms such as satisfactory and unsatisfactory and a written evaluation of each institution's performance. Also, the FHLB is required to adopt regulations establishing standards of community investment and service for members of the FHLB
System to meet to be eligible for long-term advances. Those regulations are required to take into account a savings institution's CRA record and the member's record of lending to first-time home buyers. At December 31, 1997, the Corporation's rating was "outstanding". The Corporation intends to maintain its long-standing record of community lending and to meet or exceed the CRA standards under FIRREA.

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

     Section 22(h) of the Federal Reserve Act imposes restrictions on loans to executive officers, directors and principal shareholders. Under
Section 22(h), loans to an executive officer or to a greater than 10 percent shareholder of a savings institution, or certain affiliated entities of either, may not exceed the institution's loan-to-one-borrower limit when considered with all other outstanding loans to such person and affiliated entities. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and greater than 10 percent shareholders of a savings institution and their respective affiliates, unless the loan is approved in advance by a majority of the board of directors of the institution with any interested director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person) for which such prior board of director approval is required, as the greater of $25,000 or 5 percent of capital and surplus (up to $500,000). First Indiana was in compliance with these regulations at December 31, 1997.

Federal Home Loan Bank System

     The Federal Home Loan Bank System ("FHLBanks") consists of 12 regional FHLBanks, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBanks provide a central credit facility for member savings institutions. As a member of the FHLB, First Indiana is required to own shares of capital stock in the FHLB in an amount at least equal to one percent of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of December 31, 1997, First Indiana was in compliance with this requirement.

Federal Reserve System

     The Federal Reserve Board has adopted regulations that require savings institutions to maintain non-earning reserves against their transaction accounts (primarily NOW and regular checking accounts) and non-personal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than one and one-half years. At December 31, 1997, First Indiana was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the Director of the OTS. Because required reserves must be maintained in the form of vault cash or non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

     Savings institutions are generally taxed in the same manner as other corporations. In August 1996, President Clinton signed the Small Business
Job Protection Act (the "Act") into law. One provision of the Act repealed the reserve method of accounting for bad debts for savings institutions, effective for taxable years beginning after 1995. Another provision of the Act disallows the use of the experience method of accounting for bad debt for "large" institutions, defined to include institutions with greater than $500 million in total assets. The Bank therefore is required to use the specific charge-off method on its tax returns for 1996 and thereafter. The Bank is required to recapture ratably over six years its "applicable excess reserves," which are its federal tax bad debt reserves in excess of the base year reserve amount described in the following paragraph. The Bank has approximately
$1,001,000 of applicable excess reserves and has provided a deferred tax liability related to this recapture.

     In accordance with Statement of Financial Accounting Standard No.
109, "Accounting for Income Taxes" ("SFAS 109"), a deferred liability has not been established for the Bank's tax bad debt base year reserves of $16,586,000. The base year reserves are generally the balance of reserves as of December 31, 1987, reduced proportionally for reductions in the Bank's loan portfolio since that date. The base year reserves will continue to be subject to recapture and the Bank could be required to recognize a tax liability if: (i) the Bank fails to qualify as a "bank" for federal income tax purposes;
(ii) certain distributions are made with respect to the stock of the Bank; (iii) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (iv) there is a change in tax law. The enactment of this legislation had no material impact on the Corporation's operations or financial position.

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

     The Federal Financial Institutions Examination Council (the
"FFIEC") has adopted all provisions of SFAS 109 for regulatory reporting purposes, including those provisions related to deferred tax assets. However, the FFIEC agencies have imposed a limitation on the amount of net deferred tax assets that may be included in the calculation of regulatory capital. The limitation requires an institution to deduct from capital, when computing its regulatory capital ratios, any amount of net deferred tax asset that is not supported by the sum of the carryback potential of the institution plus the lower of the next twelve months' estimated earnings or ten percent of Tier 1 capital. At December 31, 1997, First Indiana met all the above requirements and had no adjustments to regulatory capital.

     As a result of a routine tax audit, the IRS adjusted certain income taxes owed by First Indiana for the years ended December 31, 1985 and 1986.
The adjustments involved the timing of First Indiana's deduction of interest expense paid on customers' certificate of deposit accounts. First Indiana paid the taxes and interest and subsequently filed for a refund of these amounts. A settlement was reached, which the Bank received in 1997. The Internal
Revenue Service has examined the tax returns of First Indiana through 1991.

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


 Service Corporation Subsidiaries

     OTS regulations permit federal savings institutions to invest in the capital stock, obligations or specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding two percent of an institution's assets, plus an additional one percent of assets if the amount over two percent is used for specified community or inner-city development purposes. In addition, federal regulations permit institutions to make specified types of loans to such subsidiaries (other than special-purpose finance subsidiaries), in which the institution owns more than ten percent of the stock, in an aggregate amount not exceeding 50 percent of the institution's regulatory capital if the institu-tion's regulatory capital is in compliance with applicable regulations. FIRREA requires a savings institution which acquires a non-savings institution subsidiary, or which elects to conduct a new activity within a subsidiary, to give the FDIC and the OTS at least 30 days' advance written notice. The FDIC may, after consultation with the OTS, prohibit specific activities if it determines such activities pose a serious threat to the SAIF. Moreover, savings institutions must deduct from capital, for purposes of meeting the leverage limit, tangible capital, and risk-based capital requirements, their entire investment in and loans to a subsidiary engaged in activities permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries).

     One Mortgage Corporation. One Mortgage Corporation is a wholly owned mortgage banking subsidiary which originates single-family residential mortgage loans outside of Indiana for sale to First Indiana or for sale into the secondary market. It originates loans through offices located in Orlando, Tampa and West Palm Beach, Florida, and in Charlotte and Raleigh, North Carolina.

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

Employees

     At December 31, 1997, the Corporation and its subsidiaries employed 625 persons, including part-time employees. Management considers its relations with its employees to be excellent. None of these employees is represented by any collective bargaining group.

     The Corporation and its subsidiaries currently maintain a comprehensive employee benefit program providing, among other benefits, a qualified pension plan, a 401(k) plan, medical reimbursement accounts, hospitalization and major medical insurance, paid sick leave, long-term disability insurance, life insurance, an employees' stock purchase plan, and reduced loan rates for employees who qualify.

Item 2. Properties

     At December 31, 1997, the Corporation operated through 26 full-service banking centers and 14 loan origination offices in addition to its
headquarters and operations locations.    The Corporation leases its
headquarters location, 10 of the branches and 13 of the origination offices, and owns the remaining locations. The aggregate carrying value at December 31, 1997 of the properties owned or leased, including headquarters properties and leasehold improvements at the leased offices, was $13.9 million. See Note 6 to the Corporation's Consolidated Financial Statements. The carrying value of First Indiana's data processing equipment at December 31, 1997 was $1.4 million.

Item 3. Legal Proceedings

     As a result of a routine tax audit, the Internal Revenue Service assessed additional income taxes of approximately $1,500,000 related to the years ended December 31, 1986 and 1985. The assessment involved the timing of First Indiana's deduction for accrued interest expense relating to customers' certificate of deposit accounts. The assessed tax and interest were paid in the tax year ending December 31, 1990 and claim for refund was subsequently filed. The Corporation negotiated a settlement with the United States Department of Justice - Tax Division and has now received all refunds required by the settlement.

     Other than the above mentioned item, there are no pending legal proceedings to which the Corporation or any subsidiary was a party or to which any of their property is subject other than litigation which, in the opinion of management, is not material to the Corporation's business, operations, or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Corporation's security holders during the three months ended December 31, 1997.

                 Part II

Item 5. Market for the Registrant's Common Equity and Related
Shareholder Matters

     The information required by this item is incorporated by reference from page 43 of the Corporation's 1997 Annual Report under the heading, "Corporate Information."

     For restrictions on the Corporation's present or future ability to pay dividends, see Note 11 of "Notes to Consolidated Financial Statements" on page 33 - 35 of the Corporation's 1997 Annual Report, which is incorporated herein by reference.

     The Corporation paid a cash dividend of $.10 per share outstanding in each quarter of 1997 and $.095 per share outstanding in each quarter of 1996, as adjusted for a six-for-five stock dividend on March 6, 1998 and a five-for-four stock split on March 18, 1997.

Item 6. Selected Financial Data

     The information required by this item is incorporated by reference to page 19 of the Corporation's 1997 Annual Report from the material under the heading "Five-Year Summary of Selected Financial Data."


Item 7. Management's Discussion and Analysis of Financial
Condition and Results of
Operations

     The information required by this item is incorporated by reference to pages 8 - 18 of the Corporation's 1997 Annual Report from the material under the heading "Financial Review."

Item 7a. Quantitative and Qualitative Disclosures About Market
Risk

The information required by this item is incorporated by reference to page 18 of the Corporation's 1997 Annual Report from the material under the heading "Disclosures About Market Risk."

 Item 8. Financial Statements and Supplementary Data

     The Corporation's Consolidated Financial Statements and Notes to Consolidated Financial Statements at December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997 are incorporated by reference to pages 20 - 42 of the Corporation's 1997 Annual Report. The Corporation's unaudited quarterly financial data for the two-year period ended December 31, 1997 is incorporated by reference to Note 15 of "Notes to Consolidated Financial Statements" on page 40 of the Corporation's 1997 Annual Report.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     None.

                Part III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item with respect to the directors is incorporated by reference to pages 4-6 and page 23 of the Corporation's Proxy Statement dated March 12, 1998 under the heading "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance."

     The following table sets forth information about the executive officers of the Corporation and the Bank who are not directors of the Corporation or the Bank. All executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.


                                                                                   Year First
     Name                      Position                         Age             Elected Officer
   -------------              -------------                   -------           ---------------
David L. Gray              Vice President and Treasurer         54                 1981
                           of the Corporation; Chief
                           Financial Officer, Treasurer,
                           and Senior Vice President,
                           Internal Support Services
                           Group of the Bank

David A. Lindsey           Senior Vice President,               47                 1983
                           Consumer Finance Group
                           of the Bank;

Merrill E. Matlock         Senior Vice President,               48                 1984
                           Commercial and Mortgage
                           Banking Group of the Bank

Timothy J. O'Neill         Senior Vice President,               50                 1972
                           Correspondent Banking
                           Group of the Bank

Kenneth L. Turchi          Senior Vice President, Retail        39                 1987
                           Banking, Marketing, and Strategic
                           Planning Group of the Bank



     David L. Gray has been with the Bank since July 1981, and currently serves as the Corporation's vice president and treasurer, and the Bank's chief financial officer, treasurer, and senior vice president, Internal Support Services Group. He also serves as the chairman of the Bank's Asset/Liability Committee.

     David A. Lindsey has been with the Bank since January 1983, serving as the Bank's senior vice president, Consumer Finance Group. He oversees the Bank's national consumer sales force.

     Merrill E. Matlock is senior vice president of the Bank's Commercial and Mortgage Banking Group. He is responsible for the Bank's residential, construction, commercial and industrial, and commercial real estate lending. Mr. Matlock has worked for First Indiana since 1984 and was most recently first vice president of the construction lending department.

     Timothy J. O'Neill has been with the Bank since 1970. He currently serves as the Bank's senior vice president, Correspondent Banking Group. As part of his current responsibilities, he develops relationships with smaller community banks to provide private label products and services to their customers.

     Kenneth L. Turchi joined First Indiana in September 1985 and currently serves as senior vice president, Retail Banking, Marketing, and Strategic Planning Group. His duties include strategic planning, marketing, advertising, market research, investor and public relations, telemarketing, and supervision of retail banking center sales and operations.

Item 11. Executive Compensation.

     The information required by this item with respect to executive compensation is incorporated by reference to pages 8-15 of the material under the heading "Executive Compensation" in the Corporation's Proxy Statement.

     During 1997, the Corporation effected change-of-control arrangements with its key officers. The full text of these arrangements can be found in Exhibits 10(j) and 10(k) on pages 117 to 156.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

     The information required by this item is incorporated by reference to pages 1-6 of the material under the heading "Proxy Statement" and "Proposal No 1: Election of Directors" in the Corporation's Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to page 7 of the material under the heading "Certain Transactions" in the Corporation's Proxy Statement.

                 Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

a.   The following documents are filed as part of this report:

                                                        1997 Annual
                                                        Report
                                                        (Exhibit 13)
    Financial Statements                                Page(s)
    --------------------                                ------------

Consolidated Balance Sheets as of
  December 31, 1997 and 1996                                 20

Consolidated Statements of Earnings
   for the Years Ended December 31, 1997, 1996 and 1995      21

Consolidated Statements of Shareholders' Equity
   for the Years Ended December 31, 1997, 1996 and 1995      22

Consolidated Statements of Cash Flows
   for the Years Ended December 31, 1997, 1996 and 1995      23

Notes to Consolidated Financial Statements                 24-41

Independent Auditors' Report                                 42

Exhibits
Refer to list of exhibits on pages                           30-31

b.   Reports on Form 8-K
     No Reports on Form 8-K were filed during the three months ended December 31, 1997.

c. The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit index on pages 30-31.

d.   Financial Statement Schedules required by Regulation S-X.

          None

               Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDIANA CORPORATION

By:/s/ Owen B. Melton, Jr.
     Owen B. Melton, Jr.
     President and Chief Operating Officer
     Date: March 26, 1998

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                 Officers


By: /s/Robert H. McKinney                   By: /s/David L. Gray
     Robert H. McKinney                         David L. Gray
     Chairman and Chief                         Vice President and
       Executive Officer                           Treasurer
     Date: March 26, 1998                       Date: March 26, 1998

                                 Directors


By: /s/Gerald L. Bepko                      By: /s/Robert H. McKinney
    Gerald L. Bepko                             Robert H. McKinney
    Date: March 26, 1998                        Date: March 26, 1998

By: /s/Douglas W. Huemme                    By: /s/Owen B. Melton, Jr.
    Douglas W. Huemme                           Owen B. Melton, Jr.
    Date: March 26, 1998                        Date: March 26, 1998

By: /s/Marni McKinney                       By: /s/Phyllis W. Minott
    Marni McKinney                              Phyllis W. Minott
    Date: March 26, 1998                        Date: March 26, 1998

By: /s/John W. Wynne                        By: /s/Michael L. Smith
    John W. Wynne                               Michael L. Smith
    Date: March 26, 1998                        Date: March 26, 1998

By: /s/H.J. Baker                           By: /s/Andrew Jacobs, Jr.
    H.J. Baker                                  Andrew Jacobs, Jr.
    Date: March 26, 1998                        Date: March 26, 1998


Exhibit Index

                                                                                         Page(s)
Exhibit                                                                                 (by Sequential
Number                                                                                   Numbering System)



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

4(b)       Shareholder Rights Agreement between First Indiana Corporation and
           Harris Trust and Savings Bank dated November 14, 1997, incorporated by reference to the Registrant's Form 8-A filed on December 2, 1997.

10(a)      First Indiana Bank  1997 Long-Term Management Performance Incentive
           Plan                                                                         10-K 32-51

10(b) First Indiana Corporation 1991 Stock Option and Incentive Plan, incorporated by reference to Exhibit A of the Registrant's March 20, 1991 Proxy Statement, Pages A-1 to A-8.

10(c)      First Indiana Corporation 1998 Stock Incentive Plan                          10-K 52-76

10(d) First Indiana Corporation 1992 Director Stock Option Plan, incorporated by reference to Exhibit A of the Registrant's March 13, 1992 Proxy Statement, Pages A-1 to A-3.

10(e) First Indiana Corporation 1992 Stock Option Plan, incorporated by reference to Exhibit A of the Registrant's March 12, 1993 Proxy
           Statement, pages 15 to 19.

10(f)      First Indiana Corporation Supplemental Benefit Plan effective May 1,
           1997.                                                                        10-K 77-95

10(g)      First Indiana Corporation Supplemental Benefit Plan Agreement
           effective May 1, 1997 between Registrant and Robert H. McKinney.             10-K 96-104

10(h)      First Indiana Corporation Supplemental Benefit Plan Agreement
           effective May 1, 1997 between Registrant and each of Owen B.
           Melton, Jr. and Marni McKinney.                                              10-K 105-111

10(i)      Supplemental Benefit Plan Agreement effective May 1, 1997 between
           First Indiana and each of David L. Gray, David A. Lindsey, Merrill E.
           Matlock, Timothy J. O'Neill, and Kenneth L. Turchi                           10-K 112-116

10(j)      Form of Employment Agreement between Registrant and each of
           Robert H. McKinney, Owen B. Melton, Jr. and Marni McKinney.                  10-K 117-136

10(k)      Form of Employment Agreement between First Indiana and each of
           David L. Gray, David A. Lindsey, Merrill E. Matlock, Timothy J.
           O'Neill and Kenneth L. Turchi.                                               10-K 137-156

13         1997 Annual Report.                                                          10-K 157-203



21         Subsidiaries of First Indiana Corporation and First Indiana Bank.            10-K 204

22         Definitive Proxy Statement relating to the 1998 Annual Meeting of
           Shareholders.                                                                10-K 205-232

23         Consent of KPMG Peat Marwick LLP.                                            10-K 233

27         Financial Data Schedule.                                                     10-K 234

* Previously Filed