Form 10-Q
period 1998-03-31
FIRST INDIANA CORP
filed 1998-05-08
CIK 789670

United States Securities and Exchange Commission
           Washington, D.C.  20549
                  Form 10-Q
(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
 For the quarterly period ended March 31, 1998

                      or

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


Common Stock, par value $0.01 per share                 12,778,981 Shares
            Class                                    Outstanding at 4/30/98

   FIRST INDIANA CORPORATION AND SUBSIDIARIES
                   FORM 10-Q
                     INDEX



                                                           Page

Part I      Financial Information                            3

Item 1.     Financial Highlights

            Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as
            of March 31, 1998 and December 31, 1997          4

            Condensed Consolidated Statements of
            Earnings for the Three Months
            Ended March 31, 1998 and 1997                    5

            Condensed Consolidated Statements of
            Shareholders' Equity for the Three Months
            Ended March 31, 1998                             6

            Condensed Consolidated Statements of Cash
            Flows for the Three Months Ended
            March 31, 1998 and 1997                          7

            Notes to Condensed Consolidated Financial
            Statements                                       8

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      10

Item 3.     Disclosures About Market Risk                   17


Part II     Other Information                               18

            Signatures                                      20


FINANCIAL HIGHLIGHTS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                           For the Three Months Ended
                                                     March 31,

                                               1998           1997
Total Interest Income                 $      32,868  $      30,881
Total Interest Expense                       17,437         15,387
Net Earnings                                  4,418          4,079

Basic Earnings Per Share                       0.35           0.32
Diluted Earnings Per Share                     0.33           0.31
Dividends Per Share                            0.12           0.10

Net Interest Margin                            3.95 %         4.39 %
Net Interest Spread                            3.28           3.79
Return on Average Equity                      11.39          11.58
Return on Average Assets                       1.08           1.11
Average Shares Outstanding               12,717,703     12,566,432
Diluted Shares Outstanding               13,311,207     13,042,140


                                                At March 31,

                                            1998           1997
Assets                                $   1,687,938  $   1,481,157
Loans-Net                                 1,394,604      1,224,652
Deposits                                  1,192,424      1,076,975
Shareholders' Equity                        156,317        141,974
Shareholders' Equity/Assets                    9.26 %         9.59 %
Shareholders' Equity Per Share        $       12.27  $       11.26
Market Closing Price                          26.88          15.32
Price/Earnings Multiple                       20.36 x        12.09 x

                                               At March 31, 1998

                                           Actual        Required

Capital Ratios
Tangible Capital/Total Assets                  8.01 %         1.50 %
Core (Tier One) Capital/Total Assets           8.01 %         3.00 %
Risk-Based Capital/Risk-Weighted Assets       11.72 %         8.00 %


CONDENSED CONSOLIDATED BALANCE SHEETS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Share Data)
                                                        March 31,       December 31,
                                                           1998             1997
                                                        (Unaudited)
Assets
  Cash                                             $         39,474 $         34,231
  Federal Funds Sold                                         25,000           16,000
    Total Cash and Cash Equivalents                          64,474           50,231
  Investments Available for Sale                            122,949          106,095
  Investments Held to Maturity                                5,260            5,305
    (Market Value of $5,348 and $5,419)
  Mortgage-Backed Securities Available for Sale              16,258           17,077
  Mortgage-Backed Securities Held to Maturity - Net
    (Market Value of $20,446 and $21,549)                    20,141           21,202
  Loans Held for Sale                                        56,769           57,518
  Loans Receivable                                        1,361,882        1,313,425
  Less Allowance for Loan Losses                            (24,047)         (22,414)
  Loans Receivable - Net                                  1,394,604        1,348,529
  Premises and Equipment                                     14,133           13,947
  Accrued Interest Receivable                                11,498           11,322
  Real Estate Owned - Net                                     3,889            3,907
  Prepaid Expenses and Other Assets                          34,732           35,790
    Total Assets                                   $      1,687,938 $      1,613,405

Liabilities and Shareholders' Equity
Liabilities
  Non-Interest-Bearing Deposits                    $        111,570 $         90,612
  Interest-Bearing Deposits                               1,080,854        1,016,943
    Total Deposits                                        1,192,424        1,107,555
  Federal Home Loan Bank Advances                           259,429          257,458
  Short-Term Borrowings                                      57,302           75,751
  Accrued Interest Payable                                    3,356            2,715
  Advances by Borrowers for Taxes and Insurance               3,526            1,419
  Other Liabilities                                          11,083           10,733
    Total Liabilities                                     1,527,120        1,455,631

  Negative Goodwill                                           4,501            4,738

Shareholders' Equity
  Preferred Stock, $.01 Par Value:  2,000,000 Shares
    Authorized; None Issued                                                  -
  Common Stock, $.01 Par Value:  16,000,000 Shares
    Authorized;  13,458,141 and 13,374,799 Shares Issued and
    Outstanding, Including Shares in Treasury                   135              134
  Paid-In Capital in Excess of Par                           35,118           34,662
  Retained Earnings                                         126,556          123,699
  Accumulated Other Comprehensive Income                      1,390              981
  Treasury Stock-at Cost, 721,608 and 706,608 Shares         (6,882)          (6,440)
      Total Shareholders' Equity                            156,317          153,036

Total Liabilities and Shareholders' Equity         $      1,687,938 $      1,613,405

See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                                 Three Months Ended
                                                   March 31,
                                             1998          1997
Interest Income
 Loans                                 $      30,208 $      28,231
 Investments                                   1,860         1,756
 Mortgage-Backed Securities                      634           626
 Federal Funds Sold and
  Interest-Bearing Deposits                      166           268

  Total Interest Income                       32,868        30,881

Interest Expense
 Deposits                                     13,171        12,228
 Federal Home Loan Bank Advances               3,521         2,951
 Short-Term Borrowings                           745           208

  Total Interest Expense                      17,437        15,387

Net Interest Income                           15,431        15,494
Provision for Loan Losses                      2,820         2,820

Net Interest Income After
  Provision for Loan Losses                   12,611        12,674


Non-Interest Income
Sale of Investments Held For Sale                 19             2
Sale of Loans                                  2,168           564
Dividends on Federal Home Loan Bank Stock        262           255
Loan Servicing Income                            517           706
Loan Fees                                        772           601
Insurance Commissions                             18           119
Accretion of Negative Goodwill                   237           237
Deposit Product Fee Income                       644           650
Other                                            596           450

  Total Non-Interest Income                    5,233         3,584

Non-Interest Expense
Salaries and Benefits                          5,110         4,630
Net Occupancy                                    663           769
Deposit Insurance                                167           179
Real Estate Owned Operations - Net               200            63
Equipment                                      1,174         1,153
Office Supplies and Postage                      492           497
Other                                          2,760         2,282

  Total Non-Interest Expense                  10,566         9,573

Earnings Before Income Taxes                   7,278         6,685
Income Taxes                                   2,860         2,606

Net Earnings                           $       4,418 $       4,079

Basic Earnings Per Share               $        0.35 $        0.32

Diluted Earnings Per Share             $        0.33 $        0.31

Dividends Per Common Share             $        0.12 $        0.10


See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

First Indiana Corporation and Subsidiaries                                                   Accumulated
(Dollars in Thousands, Except Share Data)                            Paid-In                   Other
(Unaudited)                                                          Capital                   Compre-                  Total
                                                Common Stock        in Excess    Retained     hensive      Treasury  Shareholders'
                                             Shares      Amount      of Par     Earnings      Income       Stock       Equity

Balance at December 31, 1997               12,668,191        $134     $34,662    $123,699          $981     $(6,440)   $153,036
  Comprehensive Income:
   Net Earnings For The Three Months
     Ended March 31, 1998                                                           4,418                                 4,418
   Unrealized Loss on Securities Available
     for Sale, Net of Income Taxes of $(92)
     and Reclassification Adjustment of $19                                                        (136)                   (136)
   Tax Benefit of Stock Options Exercised                                                           545                     545
      Total Comprehensive Income                                                                                          4,827
  Common Stock Issued Under Restricted
     Stock Plans-Net of Amortization                                      131         (31)                                  100
  Common Stock Issued Under Deferred
     Compensation Plan                                                                 (2)                                   (2)
  Exercise of Stock Options                    88,330           1         467                                               468
  Dividends on Common Stock ($.12 per share)                                        (1,528)                              (1,528)
  Redemption of Common Stock                   (4,639)                   (132)                                             (132)
  Payment for Fractional Shares                  (349)                    (10)                                              (10)
  Purchase of Treasury Stock                  (15,000)                                                         (442)       (442)

Balance at March 31, 1998                  12,736,533        $135     $35,118    $126,556        $1,390     $(6,882)   $156,317


See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)

                                                             Three Months Ended March 31,
                                                                  1998          1997
Cash Flows from Operating Activities
  Net Earnings                                              $       4,418 $       4,079
Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities:
     Gain on Sale of Assets                                        (2,187)         (564)
     Amortization                                                     346           202
     Amortization of Restricted Stock Plan                            100            72
     Depreciation                                                     540           509
     Net Amortization of Loans
      and Mortgage-Backed Securities                                  103            16
     Provision for Loan Losses                                      2,820         2,820
     Origination of Loans Held For Sale
      Net of Principal Collected                                 (103,056)      (37,842)
     Proceeds from Sale of Loans Held for Sale                    106,819        39,635
     Change In:
       Accrued Interest Receivable                                   (176)         (349)
       Other Assets                                                (1,942)       (1,223)
       Accrued Interest Payable                                       641           415
       Other Liabilities                                              350          (400)

       Net Cash Provided by Operating Activities                    8,776         7,370

Cash Flows from Investing Activities
  Proceeds from Maturities of
    Investment Securities Held to Maturity                         10,311        10,295
  Proceeds from Sale of Investments Available for Sale             10,023            --
  Purchase of Investment Securities Available for Sale            (37,384)      (19,958)
  Principal Collected on Mortgage-Backed Securities                 1,061         2,546
  Originations of Loans Net of Principal Collected                (51,731)      (12,547)
  Proceeds from Sale of Loans                                       4,516           906
  Proceeds from Sale of Premises and Equipment                         --            10
  Purchase of Premises and Equipment                                 (726)         (232)

    Net Cash Used by Investing Activities                         (63,930)      (18,980)

Cash Flows from Financing Activities
  Net Change in Deposits                                           84,869       (18,511)
  Repayment of Federal Home Loan Bank Advances                    (83,029)      (39,028)
  Borrowings of Federal Home Loan Bank Advances                    85,000        45,000
  Net Change in Short-Term Borrowings                             (18,449)       (7,895)
  Net Change in Advances by Borrowers
    for Taxes and Insurance                                         2,107         2,157
  Stock Option Proceeds                                               336           316
  Tax Benefit of Stock Options Exercised                              545           376
  Common Stock Issued Under Deferred Compensation Plan                 (2)           (6)
  Payment for Fractional Shares                                       (10)          (12)
  Dividends Paid                                                   (1,528)       (1,261)
  Purchase of Treasury Stock                                         (442)           --

    Net Cash Provided (Used) by Financing Activities               69,397       (18,864)

Net Change in Cash and Cash Equivalents                            14,243       (30,474)
Cash and Cash Equivalents at Beginning of Period                   50,231        73,618

Cash and Cash Equivalents at End of Period                  $      64,474 $      43,144

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
  Interest on Deposits, Advances, and
  Other Borrowed Money                                      $      16,796 $      14,972
  Income Taxes                                                        737            --
Transfer of Loans to Real Estate Owned                              2,532         1,526


See Notes to Condensed Consolidated Financial Statements

         FIRST INDIANA CORPORATION AND
                SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                  STATEMENTS
       Three Months Ended March 31, 1998
                  (Unaudited)

Note 1  -  Basis of Presentation

     The foregoing condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements include the accounts of First Indiana Corporation and subsidiaries (the "Corporation"). The principal subsidiary of the Corporation is First Indiana Bank and its subsidiaries (the "Bank"). A summary of the Corporation's significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2  -  Earnings Per Share

     In February 1997, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("FAS 128"). FAS 128 provides computation, presentation, and disclosure requirements for earnings per share and supersedes Accounting Principles Board Opinion No. 15. Basic earnings per share for 1998 and 1997 were computed by dividing net earnings by the weighted averages shares of common stock outstanding (12,717,703 and 12,566,432 for the three months ended March 31, 1998 and 1997). Diluted earnings per share for 1998 and 1997 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (13,311,207 and 13,042,140 for the three months ended
March 31, 1998 and 1997) after giving retroactive effect to a six-for-five stock dividend in March 1998 and a five-for-four stock split in March 1997. Dilution of the per-share calculation relates to stock options.

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

Note 4 - Current Accounting Pronouncements

     In June 1997, FASB issued Statement of Financial Accounting
Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"), which introduces new guidance on segment reporting. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Statement is not expected to have a material impact on the financial condition or results of operations of the Corporation when adopted in 1998.

     In February 1998, FASB issued Statement of Financial
Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132"). The Statement does not alter the measurement and recognition provisions currently outlined in generally accepted accounting principles, but merely standardizes the disclosure requirements. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Statement is not expected to have a material impact on the financial condition or results of operations of the Corporation when adopted in 1998.

Note 5 -  Reclassifications

     Certain amounts in the 1997 Condensed Consolidated Financial
Statements have been reclassified to conform to the 1998 presentation.

                  Management's Discussion and Analysis of
               Results of Operations and Financial Condition

Summary of Corporation's Results

     First Indiana Corporation and subsidiaries had net earnings of $4,418,000 for the first quarter of 1998, compared with net earnings of $4,079,000 in the first quarter of 1997. Diluted earnings per share for the three months ended March 31, 1998 were $.33, compared with $.31
per share for the same period one year ago.   Cash dividends per share
for the first three months of 1998 and 1997 were $.12 and $.10 per share, respectively.

Net Interest Income

     Net interest income was $15,431,000 for the three months ended March 31, 1998, compared with $15,494,000 for the three months ended March 31, 1997.

     Total net loans outstanding grew to $1,394,604,000 at March
31, 1998, compared with $1,224,652,000 one year earlier. Residential loans outstanding at March 31, 1998 were $541,513,000, up 27 percent from one year ago. This dramatic increase in the residential portfolio illustrates the successful implementation of strategies aimed at capitalizing upon alternative product delivery channels, such as telemarketing and wholesale lending. At March 31, 1998, home equity loans outstanding were $522,965,000, compared with $508,094,000 at March 31, 1997, a three percent increase. Commercial and industrial loans were $136,606,000 at March 31, 1998, compared with $100,615,000 one year earlier, a 36 percent increase.

     Interest income for the first quarter of 1998 was $32,868,000, compared with $30,881,000 for the three months ended March 31, 1997. Interest expense for the first quarter of 1998 was $17,437,000, compared with $15,387,000 for the three months ended March 31, 1997.

     During the first quarter of 1998, the Corporation's cost of funds was 5.14 percent, compared with 4.97 percent one year ago. The yield on earning assets was 8.42 percent for the first quarter of 1998, compared with 8.76 percent one year ago.

     Annualized return on total average assets was 1.08 percent for the three months ended March 31, 1998, compared with 1.11 percent for the same period in 1997.

Net Interest Margin

     Net interest margin consists of two components: interest-rate spread and the contribution of interest-free funds (primarily capital and other non-interest-bearing liabilities). The following analysis of net interest margin reflects the Corporation's ability to generate strong net interest income resulting from a prudent combination of assets and liabilities.

                                     Three Months Ended March 31,

(Dollars in Thousands)                      1998          1997
Net Interest Income                $      15,431 $      15,494


Average Interest-Earning Assets    $   1,561,800 $   1,410,359
Average Interest-Bearing Liabilities   1,356,940     1,238,502

Average Interest-Free Funds        $     204,860 $     171,857


Yield on Interest-Earning Assets            8.42%         8.76%
Yield on Interest-Bearing Liabilities       5.14%         4.97%

Interest-Rate Spread                        3.28%         3.79%
Impact of Interest-Free Funds               0.67%         0.60%

Net Interest Margin                         3.95%         4.39%

All non-accruing delinquent loans have been included in average interest-earning assets.


     Because residential loans offer a lower yield, the expansion into this area resulted in a short-term negative impact on the Corporation's interest-rate margin when compared with last year. Management has intentionally adjusted the mix of loans with the realization that the margin would decrease in the near term. However, management believes the Corporation is strategically positioned for long-term growth by developing a customer base that has the potential of utilizing other First Indiana Bank products and services.

Non-Performing Assets and Summary of Loan Loss Experience

     The following table analyzes the allowance for losses on loans and REO for the three months ended March 31, 1998 and 1997.






                                          Loan Loss           REO Loss        Loan and REO
                                          Allowance           Allowance       Loss Allowance
                                          1998     1997     1998     1997     1998     1997
(Dollars in Thousands)
Balance of Loss Allowance
 at Beginning of Year                  $22,414  $18,768     $483   $  543  $22,897  $19,311
Provision for Losses                     2,820    2,820       39       --    2,859    2,820
Charge-Offs -- Residential                 (36)      --       --       --      (36)      --
                   -- Consumer          (1,544)  (2,152)     (95)     (33)  (1,639)  (2,185)
                   -- Construction          (9)    (424)      --       --       (9)    (424)
                   -- Commercial and
                      Industrial            --      (30)      --       --       --      (30)
                   -- Commercial Real
                      Estate                --       --       --       --       --       --
Recoveries -- Residential                    1       --       50       --       51       --
                 -- Consumer               346      394       23      102      369      496
                 -- Construction            52       26       --       --       52       26
                 -- Commercial and
                    Industrial               3        2       --       --        3        2
                 -- Commercial Real
                    Estate                  --      333       --       --       --      333

Balance at March 31,                   $24,047  $19,737     $500     $612  $24,547  $20,349

Ratio of Allowance for Loan Losses to Loans
  Receivable                              1.70%    1.59%

Ratio of REO Loss Allowance to Real Estate Owned           11.39%   14.50%

Ratio of Total Loan and REO Loss Allowance to
  Non-Performing Assets                                                     105.30%   84.76%


Non-performing assets were $23,312,000, or 1.38 percent of assets, at March 31, 1998. This compares with $22,822,000, or 1.41 percent of assets, at December 31, 1997 and $24,007,000, or 1.62 percent of assets, at March 31, 1997. This category includes not only non-accrual loans and real estate owned, but also restructured loans on which the Bank continues to accrue interest.

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

     The provision for losses on loans and REO in the first quarter of 1998 and 1997 was $2,820,000.

     The Bank's charge-off policy has been realigned to more closely mirror that of other banks. The Bank writes down consumer loans at the date of foreclosure and charges off the entire balance of home equity loans greater than 120 days delinquent with loan-to-value ratios above 90 percent. If the loan has a loan-to-value ratio of less than 90 percent, the loan is written down to its estimated disposition value after considering any first mortgage position and 15 percent disposition costs. Indirect automobile loans greater than 120 days delinquent are charged off in full. If collection efforts result in a subsequent recovery of all or a portion of the loan amount, the Bank recognizes the recovery at the time of receipt.

     The amount of the provision in 1998 is the result of management's ongoing evaluation of the adequacy of its loan and real estate owned loss allowances and the changing composition of the Corporation's loan portfolio and REO. Management will continue to evaluate the adequacy of the provision and will adjust it if necessary to reflect changes in the amount or category of loans originated, changes in current economic conditions and the credit risk of the loan portfolio and REO.
Non-Interest Income

     Total non-interest income was $5,233,000 for the three months ended March 31, 1998, compared with $3,584,000 for the same period in 1997.

     The 1998 gain on sale of loans of $2,168,000 is comprised of both a $1,525,000 gain on the sale of fixed-rate home equity loans and a $643,000 gain on residential mortgage loans. The Bank realized $564,000 on the sale of residential mortgage loans in the normal course of the Bank's mortgage banking operations during the first quarter of 1997. A national network of agents coupled with a call center, has allowed the Bank to aggressively pursue originations of home equity products with loan-to-value ratios of greater than 80 percent. The Bank processes and underwrites these loans and subsequently sells them into the secondary market. In some cases, the Bank retains the servicing rights on the home equity loan sales.

     Loan servicing income for the three months ended March 31, 1998 decreased to $517,000 from $706,000 from the comparable period in 1997. This decrease primarily occurred as a result of the Bank's amortization of mortgage servicing rights.

     Loan fees increased $171,000 for the first quarter of 1998 compared with last year due to the increased activity in the commercial and industrial portfolio.

     Insurance commissions decreased $101,000 for the three months ended March 31, 1998 compared with last year because of the wide availability of alternate investment vehicles for the consumer.

Non-Interest Expense

     Total non-interest expense was $10,566,000 for the three months ended March 31, 1998, compared with $9,573,000 for the same period in 1997. Salaries and benefits increased $480,000 during the three months ended March 31, 1998 from the first quarter of 1997 in order to provide processing and sales support to the increased loan origination volume efforts, both in residential and consumer lending.
A renewed commitment to increase community awareness of the Bank's products and services led to a marketing expense increase of $403,000 in 1998 from the first quarter of 1997. Other operating expenses, such as temporary help and home equity lending expenses, increased approximately $146,000 over 1997 levels due to increased consumer and residential loan volume.

     Included in real estate owned operations-net are all of the operating revenues and expenses associated with the Corporation's real estate owned. Such net results declined by $137,000 for the three months ended March 31, 1998 from one year ago due to the increased asset balance of the consumer portion of real estate owned.

Capital Resources and Liquidity

     At March 31, 1998,  shareholders' equity was $156,317,000, or
9.26 percent of total assets, compared with $153,036,000, or 9.49 percent, at December 31, 1997 and $141,974,000, or 9.59 percent, at March 31, 1997.

     The Corporation paid a quarterly dividend of $.12 per common share on March 17, 1998 to shareholders of record as of March 6, 1998. This reflects an increase from $.10 per share in 1997. On March 6, 1998, the Corporation effected a six-for-five stock dividend. On March 18, 1997, the Corporation effected a five-for-four stock split. All per-share amounts have been adjusted to reflect the stock dividends and splits.

     The following table shows First Indiana's strong capital levels and compliance with all capital requirements at March 31, 1998. First Indiana is classified as "well-capitalized" under the OTS regulatory framework for prompt corrective action, its highest classification. To be categorized as "well-capitalized," the Bank must maintain minimum total risk-based, tier one risk-based and tier one leverage ratios as set forth in the table. The table reflects categories of assets includable under OTS regulations. There are no conditions or events since the date of classification that management believes have changed the Bank's category.


                                                                          To Be Well
                                                      For FDICIA      Capitalized Under OTS
(Dollars in Thousands)                                  Capital        Prompt Corrective
                                     Actual          Adequacy Purposes Action Provisions

                                    Amount    Ratio   Amount    Ratio   Amount    Ratio
First Indiana Bank Capital         $135,303

Tangible Capital (1)               $135,114     8.01% $25,296     1.50%   N/A      N/A

Core (Tier One) Capital             135,114     8.01%  50,592     3.00%  84,321     5.00%

Tier One Risk-Based Capital         135,114    10.63%   N/A      N/A     76,266     6.00%

Total Risk-Based Capital (2)        148,944    11.72% 101,688     8.00% 127,110    10.00%

(1) First Indiana Bank capital differs from tangible capital by the FAS115 equity securities adjustment of $189.

(2) Risk-based capital includes a $15,989 addition for general loan loss reserves and a $2,159 deduction for land loans with loan-to-value ratios in excess of 80 percent.




     The Corporation conducts its business through its subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investment in the Bank.

     Regulations require the director of the OTS to set minimum liquidity levels between four and 10 percent of assets. In the fourth quarter of 1997, the regulations were altered to lower the liquidity requirement to four percent of net withdrawable assets, and the definition of net withdrawable assets was simplified. This change did not have a significant impact on the Corporation's liquidity position. The Corporation's liquidity ratio at March 31, 1998, was 10.40 percent.

Financial Condition

     Total assets at March 31, 1998, were $1,687,938,000, an increase from $1,613,405,000 at December 31, 1997.

     Net loans receivable at March 31, 1998, were $1,394,604,000,
compared with $1,348,529,000 at December 31, 1997.   The
predominant growth in loans occurred in the residential portfolio, which amounted to $541,513,000 at March 31, 1998, or an 8 percent increase from year end. Mortgage-backed securities decreased $1,880,000 to $36,399,000 at March 31, 1998 from year-end due to prepayments.

     In the past three months, consumer loans decreased $7,158,000, primarily because the Bank sold fixed-rate home equity loans more quickly than in previous quarters due to processing and other operational efficiencies. The Corporation's residential loan servicing portfolio amounted to $954,107,000 at March 31, 1998, compared with $1,035,410,000 at March 31, 1997.

     Total deposits were $1,192,424,000 at March 31, 1998, compared with $1,107,555,000 at December 31, 1997. Non-interest-bearing deposits consist of retail and commercial checking accounts, as well as official checking accounts. Commercial checking accounts are expected to become a more significant source of funds. Included in commercial checking accounts at March 31, 1998 and December 31, 1997 were approximately $8,583,000 and $4,624,000 of escrow balances maintained for loans serviced for others. These balances represent principal, interest, taxes and insurance that require separate maintenance at the request of the investor. Official checking accounts at March 31,1998 and December 31, 1997 were $46,275,000 and
$32,517,000, respectively. Federal Home Loan Bank advances totaled $259,429,000 at March 31, 1998, compared with $257,458,000 at
December 31, 1997.

     The Corporation also uses short-term repurchase agreements as sources of funds. Borrowings will continue to be used in the short run to compensate for periodic or other reductions in deposits or inflows at less than projected levels, and long-term to support mortgage lending activities.

Year 2000 Readiness

     The Bank is required by the Federal Financial Institutions Examination Council ("FFIEC") to assess both the Bank's and its vendors' ability to be Year 2000 ready by December 31, 1998. The
Year 2000 issue refers to shortcomings which exist in some current computer hardware and software that preclude the correct calculation of date-sensitive information from, into, and between the twentieth and twenty-first centuries, including leap year calculations.

     The Bank has assembled a team of associates which meets regularly to lead the Bank's Year 2000 readiness efforts. All hardware and software vendors, as well as significant other vendors and borrowers, have been identified and contact has been initiated with these individuals or companies. The Bank has an inventory of known potential Year 2000 readiness issues, and has begun to develop action plans for assessing the impact of each issue. During 1998, the Bank will be validating Year 2000 readiness, upgrading or replacing existing hardware and software, or developing contingency plans in the event the vendor or borrower will not assist the Bank in its Year 2000 efforts. The Bank already has plans to upgrade all of its personal computers in 1998 at a cost approximating $550,000. Although management is confident of the Bank's ability to operate in the 21st century, it is not possible to assess either the financial impact of non-compliance or future expenditures at this time.

Interest-Rate Sensitivity

     First Indiana engages in rigorous, formal asset/liability management, the objectives of which are to manage interest-rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. At March 31, 1998, the Corporation's cumulative one-year interest-rate gap stood at a negative 0.82 percent. This means that 0.82 percent of First Indiana's liabilities will reprice within one year without a corresponding repricing of the assets they are funding.

     The following schedule analyzes the difference in rate-sensitive assets and liabilities or gap at March 31, 1998 and December 31, 1997.




                                                       Rate Sensitivity by Period of Maturity or Rate Change
                                                                       March 31, 1998

                                                                                     Over 180      Over
                                                               % of       Within     Days to    1 Year to      Over
(Dollars in Thousands)                    Rate     Balance    Total      180 Days     1 Year     5 Years     5 Years
Interest-Earning Assets
Investment Securities & Other              6.04%$   153,209      9.53%$    51,946      23,502      77,761       -
Loans Receivable (1)
  Mortgage-Backed Securities               7.37%     36,399      2.26%      9,332       5,303      19,147       2,617
  Residential Mortgage Loans               7.50%    541,513     33.67%    212,290      89,570     200,605      39,048
  Commercial Real Estate Loans             8.43%     39,352      2.45%     11,108       6,267      18,657       3,320
  Commercial and Industrial Loans          9.53%    136,606      8.49%     87,761       2,117      28,420      18,308
  Consumer Loans                          10.27%    540,858     33.63%    213,023      50,529     229,745      47,561
  Residential Construction Loans           8.48%    160,322      9.97%    144,590       8,033       7,699       -

       Total                               8.58%$ 1,608,259    100.00%    730,050     185,321     582,034     110,854

Interest-Bearing Liabilities

Deposits:
  Demand Deposits (2)                      2.41%$    80,386      5.75%$     -           -           -          80,386
  Passbook Deposits (3)                    3.00%     42,554      3.05%      3,562       1,008       8,064      29,920
  Money Market Savings                     4.76%    306,946     21.96%    306,946       -           -           -
  Jumbo Certificates                       5.79%    174,829     12.51%     99,754      18,023      57,052       -
  Fixed-Rate Certificates                  5.68%    476,139     34.07%    212,942      97,953     165,244       -

       Total                               5.09%  1,080,854     77.34%    623,204     116,984     230,360     110,306
Borrowings:
  FHLB Advances                            5.63%    259,429     18.56%$    79,000      52,000     125,000       3,429
  Short-Term Borrowings                    5.33%     57,302      4.10%     57,302       -           -           -

       Total                               5.20%  1,397,585    100.00%    759,506     168,984     355,360     113,735

Net - Other (4)                                     210,674                                                   210,674

    Total                                       $ 1,608,259               759,506     168,984     355,360     324,409

Rate Sensitivity Gap                                                  $   (29,456)$    16,337 $   226,674 $  (213,555)

March 31, 1998
Cumulative Rate-Sensitivity Gap                                       $   (29,456)$   (13,119)$   213,555

Percent of Total Interest-Earning Assets                                    (1.83)%     (0.82)%     13.28%

December 31, 1997
Cumulative Rate-Sensitivity Gap                                       $   (10,423)$    (3,148)$   167,284

Percent of Total Interest-Earning Assets                                    (0.68)%     (0.20)%     10.89%


(1)  The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments.  For adjustable-rate loans, interest rates adjust at intervals of six months to five years.  Included in Residential Mortgage Loans are
     $44,818,000 of Loans Held for Sale.  Included in Consumer Loans are $11,951,000 of Home
     Equity Loans Held for Sale.
(2)  These deposits have been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon historic trends of these deposits through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.  Included in this category are NOW, money market checking and non-interest bearing deposits.  The rate represents a blended rate on all deposit types in the category.
(3)  A portion of these deposits has been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon the historic minimal decay rates on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.
(4)  Net Other is the excess of other non-interest-bearing liabilities and capital over other non-interest-bearing assets.


                        Disclosures About Market Risk

     The Corporation's success is largely dependent upon its ability to manage interest-rate risk, which is defined as the exposure of the Corporation's net interest income and net earnings to changes in interest rates. The Bank's Asset/Liability Committee ("ALCO") is responsible for managing interest-rate risk and the Corporation has established acceptable limits for interest-rate exposure, which are reviewed on a monthly basis. The Bank uses a model which measures interest-rate sensitivity to determine the impact on net earnings of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposits, estimated borrowing needs, anticipated loan loss provision, projected secondary marketing gains and losses, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest-rate sensitive instruments which are held to maturity or available for sale. The Bank has no trading assets. Based on the information and assumptions in effect at March 31, 1998, management believes that a 100 basis point increase or decrease in interest rates over a 12 month period would result in a 4.0 percent increase and a 5.5 percent decrease in net earnings, respectively, because of the change in net interest income. Because of the numerous assumptions used in the computation of interest-rate sensitivity, and the fact that the model does not assume any actions the ALCO could take in response to the change in interest rates, the results should not be relied upon as indicative of actual results.

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

Other Information

Items 1, 2  and 3 are not applicable.

Item 4.   Submission of Matters to Vote of Security Holders.

          An annual meeting of shareholders was held April 16, 1998. The following directors were elected at this meeting.

                                  Votes For           Votes Withheld

          Robert H. McKinney       10,429,891               616,542
          Owen B. Melton, Jr.      10,430,141               616,292
          Michael L. Smith         10,429,891               616,542

          The following directors' terms of office continued after the meeting.

          H. J. Baker
          Marni McKinney
          Phyllis W. Minott
          Gerald L. Bepko
          Andrew Jacobs, Jr.
          John W. Wynne

          The following other matters were voted on at the annual
          meeting.
                                                Votes        Votes
                                                  For       Against   Withheld

          Amendment of the Corporation's
          Articles of Incorporation to
          increase the amount of authorized
          common stock to 33,000,000          9,817,376   1,188,260    40,795

          Approval of the 1998 Stock
          Incentive Plan                      9,943,321     448,404   654,707

          Approval of the Long-Term
          Management Performance
          Incentive Plan                     10,769,437     210,396    66,599

Item 5.   When used in this Form 10-Q, the words "believes,"
          "expects," "estimates," "will likely result," or "will continue" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are general business and economic conditions, competitive and regulatory factors, credit risks of lending activities, and interest rates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Corporation undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 6.   Exhibits and reports on Form 8-K

          (a)  Exhibits - Financial Data Schedule

          (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended March 31, 1998.

                 Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              First Indiana Corporation

May 8, 1998                    /s/Owen B. Melton, Jr.
                              Owen B. Melton, Jr.
                              President

May 8, 1998                    /s/David L. Gray
                              David L. Gray
                              Vice President and
                                 Treasurer