Form 10-Q
period 1998-06-30
FIRST INDIANA CORP
filed 1998-08-11
CIK 789670

United States Securities and Exchange Commission
           Washington, D.C.  20549
                  Form 10-Q
(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
 For the quarterly period ended June 30, 1998

                      or

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


Common Stock, par value $0.01 per share                 12,781,125 Shares
            Class                                    Outstanding at 7/31/98

   FIRST INDIANA CORPORATION AND SUBSIDIARIES
                   FORM 10-Q
                     INDEX



                                                           Page

Part I      Financial Information                            3

Item 1.     Financial Highlights

            Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as
            of June 30, 1998 and December 31, 1997           4

            Condensed Consolidated Statements of
            Earnings for the Three and Six Months
            Ended June 30, 1998 and 1997                     5

            Condensed Consolidated Statements of
            Shareholders' Equity for the Six Months
            Ended June 30, 1998                              6

            Condensed Consolidated Statements of Cash
            Flows for the Six Months Ended
            June 30, 1998 and 1997                           7

            Notes to Condensed Consolidated Financial
            Statements                                       8

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      10

Item 3.     Disclosures About Market Risk                   19


Part II     Other Information                               20

            Signatures                                      21


FINANCIAL HIGHLIGHTS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                           For the Three Months Ended
                                                     June 30,

                                               1998           1997
Total Interest Income                 $      33,991  $      31,253
Total Interest Expense                       18,429         15,736
Net Earnings                                  4,617          3,973

Basic Earnings Per Share                       0.36           0.31
Diluted Earnings Per Share                     0.35           0.31
Dividends Per Share                            0.12           0.10

Net Interest Margin                            3.83 %         4.36 %
Net Interest Spread                            3.15           3.73
Return on Average Equity                      11.64          11.04
Return on Average Assets                       1.08           1.07
Average Shares Outstanding               12,770,240     12,661,075
Diluted Shares Outstanding               13,303,957     13,015,505


                                           For the Six Months Ended
                                                     June 30,

                                               1998           1997
Total Interest Income                 $      66,859  $      62,134
Total Interest Expense                       35,866         31,123
Net Earnings                                  9,035          8,052

Basic Earnings Per Share                       0.71           0.64
Diluted Earnings Per Share                     0.68           0.62
Dividends Per Share                            0.24           0.20

Net Interest Margin                            3.89 %         4.38 %
Net Interest Spread                            3.21           3.75
Return on Average Equity                      11.51          11.31
Return on Average Assets                       1.08           1.09
Average Shares Outstanding               12,744,117     12,613,753
Diluted Shares Outstanding               13,301,737     13,029,025

                                                At June 30,

                                            1998           1997
Assets                                $   1,750,819  $   1,520,762
Loans-Net                                 1,453,826      1,259,829
Deposits                                  1,220,295      1,093,848
Shareholders' Equity                        160,223        145,432
Shareholders' Equity/Assets                    9.15 %         9.56 %
Shareholders' Equity Per Share        $       12.54  $       11.48
Market Closing Price                          26.13          18.75
Price/Earnings Multiple                       18.66 x        15.20 x

                                               At June 30, 1998

                                           Actual        Required

Capital Ratios
Tangible Capital/Total Assets                  7.75 %         1.50 %
Core (Tier One) Capital/Total Assets           7.75 %         3.00 %
Risk-Based Capital/Risk-Weighted Assets       11.35 %         8.00 %


CONDENSED CONSOLIDATED BALANCE SHEETS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Share Data)
                                                        June 30,        December 31,
                                                           1998             1997
                                                        (Unaudited)
Assets
  Cash                                             $         50,489 $         34,231
  Federal Funds Sold                                         27,000           16,000
    Total Cash and Cash Equivalents                          77,489           50,231
  Investments Available for Sale                            112,931          106,095
  Investments Held to Maturity                                5,219            5,305
    (Market Value of $5,306 and $5,419)
  Mortgage-Backed Securities Available for Sale              15,208           17,077
  Mortgage-Backed Securities Held to Maturity - Net
    (Market Value of $17,861 and $21,549)                    17,585           21,202
  Loans Held for Sale                                       135,777           57,518
  Loans Receivable                                        1,342,496        1,313,425
  Less Allowance for Loan Losses                            (24,447)         (22,414)
  Loans Receivable - Net                                  1,453,826        1,348,529
  Premises and Equipment                                     14,715           13,947
  Accrued Interest Receivable                                11,898           11,322
  Real Estate Owned - Net                                     3,469            3,907
  Prepaid Expenses and Other Assets                          38,479           35,790
    Total Assets                                   $      1,750,819 $      1,613,405

Liabilities and Shareholders' Equity
Liabilities
  Non-Interest-Bearing Deposits                    $        111,560 $         90,612
  Interest-Bearing Deposits                               1,108,735        1,016,943
    Total Deposits                                        1,220,295        1,107,555
  Federal Home Loan Bank Advances                           286,797          257,458
  Short-Term Borrowings                                      62,620           75,751
  Accrued Interest Payable                                    3,335            2,715
  Advances by Borrowers for Taxes and Insurance               2,654            1,419
  Other Liabilities                                          10,631           10,733
    Total Liabilities                                     1,586,332        1,455,631

  Negative Goodwill                                           4,264            4,738

Shareholders' Equity
  Preferred Stock, $.01 Par Value:  2,000,000 Shares
    Authorized; None Issued                                                  -
  Common Stock, $.01 Par Value:  33,000,000 Shares
    Authorized;  13,502,733 and 13,374,799 Shares Issued and
    Outstanding, Including Shares in Treasury                   135              134
  Paid-In Capital in Excess of Par                           35,406           34,662
  Retained Earnings                                         129,790          123,699
  Accumulated Other Comprehensive Income                      1,774              981
  Treasury Stock-at Cost, 721,608 and 706,608 Shares         (6,882)          (6,440)
      Total Shareholders' Equity                            160,223          153,036

Total Liabilities and Shareholders' Equity         $      1,750,819 $      1,613,405

See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                                 Three Months Ended            Six Months Ended
                                                   June 30,                        June 30,
                                             1998          1997               1998           1997

Interest Income
 Loans                                 $      31,345 $      28,823      $      61,553 $      57,054
 Investments                                   1,887         1,690              3,747         3,446
 Mortgage-Backed Securities                      558           595              1,192         1,221
 Federal Funds Sold and
  Interest-Bearing Deposits                      201           145                367           413

  Total Interest Income                       33,991        31,253             66,859        62,134

Interest Expense
 Deposits                                     13,968        12,292             27,139        24,520
 Federal Home Loan Bank Advances               3,768         2,996              7,289         5,947
 Short-Term Borrowings                           693           448              1,438           656

  Total Interest Expense                      18,429        15,736             35,866        31,123

Net Interest Income                           15,562        15,517             30,993        31,011
Provision for Loan Losses                      2,320         2,680              5,140         5,500

Net Interest Income After
  Provision for Loan Losses                   13,242        12,837             25,853        25,511


Non-Interest Income
Sale of Investments Held For Sale                  -             -                 19             2
Sale of Loans                                  2,306         1,014              4,474         1,578
Dividends on Federal Home Loan Bank Stock        264           259                526           514
Loan Servicing Income                            428           749                945         1,455
Loan Fees                                        668           661              1,440         1,262
Insurance Commissions                             48            57                 66           176
Accretion of Negative Goodwill                   237           237                474           474
Deposit Product Fee Income                       711           646              1,353         1,298
Other                                            862           643              1,460         1,091

  Total Non-Interest Income                    5,524         4,266             10,757         7,850

Non-Interest Expense
Salaries and Benefits                          5,474         5,132             10,584         9,762
Net Occupancy                                    718           757              1,381         1,526
Deposit Insurance                                169           175                336           354
Real Estate Owned Operations - Net               216           199                416           262
Equipment                                      1,293         1,141              2,467         2,294
Office Supplies and Postage                      482           440                974           937
Other                                          2,890         2,747              5,650         5,029

  Total Non-Interest Expense                  11,242        10,591             21,808        20,164

Earnings Before Income Taxes                   7,524         6,512             14,802        13,197
Income Taxes                                   2,907         2,539              5,767         5,145

Net Earnings                           $       4,617 $       3,973      $       9,035 $       8,052

Basic Earnings Per Share               $        0.36 $        0.31      $        0.71 $        0.64

Diluted Earnings Per Share             $        0.35 $        0.31      $        0.68 $        0.62

Dividends Per Common Share             $        0.12 $        0.10      $        0.24 $        0.20


See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

First Indiana Corporation and Subsidiaries                                                   Accumulated
(Dollars in Thousands, Except Share Data)                            Paid-In                   Other
(Unaudited)                                                          Capital                   Compre-                  Total
                                                Common Stock        in Excess    Retained     hensive      Treasury  Shareholders'
                                             Shares      Amount      of Par     Earnings      Income       Stock       Equity

Balance at December 31, 1997               12,668,191        $134     $34,662    $123,699          $981     $(6,440)   $153,036
  Comprehensive Income:
   Net Earnings For The Six Months
     Ended June 30, 1998                                                            9,035                                 9,035
   Unrealized Loss on Securities Available
     for Sale, Net of Income Taxes of $(34)
     and Reclassification Adjustment of $19                                                         (51)                    (51)
   Tax Benefit of Stock Options Exercised                                                           844                     844
      Total Comprehensive Income                                                                                          9,828
  Common Stock Issued Under Restricted
     Stock Plans-Net of Amortization            6,000                     150          53                                   203
  Common Stock Issued Under Deferred
     Compensation Plan                                                                 65                                    65
  Exercise of Stock Options                   128,978           1         788                                               789
  Dividends on Common Stock ($.24 per share)                                        (3,062)                              (3,062)
  Redemption of Common Stock                   (6,695)                   (184)                                             (184)
  Payment for Fractional Shares                  (349)                    (10)                                              (10)
  Purchase of Treasury Stock                  (15,000)                                                         (442)       (442)

Balance at June 30, 1998                   12,781,125        $135     $35,406     $129,790       $1,774     $(6,882)   $160,223


See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)

                                                             Six Months Ended June 30,
                                                                  1998          1997
Cash Flows from Operating Activities
  Net Earnings                                              $       9,035 $       8,052
Adjustments to Reconcile Net Earnings to
    Net Cash Provided (Used) by Operating Activities:
     Gain on Sale of Assets                                        (4,493)       (1,578)
     Amortization                                                     901           365
     Amortization of Restricted Stock Plan                            203           145
     Depreciation                                                   1,012         1,011
     Net Amortization of Loans
      and Mortgage-Backed Securities                                  279           195
     Provision for Loan Losses                                      5,140         5,500
     Origination of Loans Held For Sale
      Net of Principal Collected                                 (303,922)      (79,992)
     Proceeds from Sale of Loans Held for Sale                    232,030        85,814
     Change In:
       Accrued Interest Receivable                                   (576)         (407)
       Other Assets                                                (8,849)       (2,341)
       Accrued Interest Payable                                       620            (2)
       Other Liabilities                                             (102)        1,706

       Net Cash Provided (Used) by Operating Activities           (68,722)       18,468

Cash Flows from Investing Activities
  Proceeds from Maturities of
    Investment Securities Held to Maturity                         20,487        15,509
  Proceeds from Sale of Investments Available for Sale             10,023            --
  Purchase of Investment Securities Available for Sale            (37,384)      (19,958)
  Principal Collected on Mortgage-Backed Securities                 3,617         4,536
  Originations of Loans Net of Principal Collected                (32,460)      (52,147)
  Proceeds from Sale of Loans                                       5,294            59
  Proceeds from Sale of Premises and Equipment                         --            15
  Purchase of Premises and Equipment                               (1,780)         (605)

    Net Cash Used by Investing Activities                         (32,203)      (52,591)

Cash Flows from Financing Activities
  Net Change in Deposits                                          112,740        (1,638)
  Repayment of Federal Home Loan Bank Advances                   (209,048)      (85,058)
  Borrowings of Federal Home Loan Bank Advances                   238,387        87,050
  Net Change in Short-Term Borrowings                             (13,131)       15,474
  Net Change in Advances by Borrowers
    for Taxes and Insurance                                         1,235           590
  Stock Option Proceeds                                               605           363
  Tax Benefit of Stock Options Exercised                              844           656
  Common Stock Issued Under Deferred Compensation Plan                 65           (12)
  Payment for Fractional Shares                                       (10)          (12)
  Dividends Paid                                                   (3,062)       (2,528)
  Purchase of Treasury Stock                                         (442)           --

    Net Cash Provided (Used) by Financing Activities              128,183        14,885

Net Change in Cash and Cash Equivalents                            27,258       (19,238)
Cash and Cash Equivalents at Beginning of Period                   50,231        73,618

Cash and Cash Equivalents at End of Period                  $      77,489 $      54,380

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
  Interest on Deposits, Advances, and
  Other Borrowed Money                                      $      35,246 $      31,125
  Income Taxes                                                      6,014         3,900
Transfer of Loans to Real Estate Owned                              5,291         2,130


See Notes to Condensed Consolidated Financial Statements

    FIRST INDIANA CORPORATION AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                  STATEMENTS
          Six Months Ended June 30, 1998
                   (Unaudited)

Note 1  -  Basis of Presentation

     The foregoing condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments
(comprising only normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included.
Results for any interim period are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements include the accounts of First Indiana Corporation and its subsidiaries (the "Corporation"). The principal subsidiary of the Corporation is First Indiana Bank and its subsidiaries (the "Bank"). A summary of the Corporation's significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report on
Form 10-K for the year ended December 31, 1997.

Note 2  -  Earnings Per Share

     In February 1997, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standard No. 128,
"Earnings per Share" ("FAS 128"). FAS 128 provides computation, presentation, and disclosure requirements for earnings per share and supersedes Accounting Principles Board Opinion No. 15. Basic earnings per share for 1998 and 1997 were computed by dividing net earnings by the weighted averages shares of common stock outstanding (12,770,240 and 12,661,075 for the three months ended June 30, 1998 and 1997 and 12,744,117 and 12,613,753 for the six months ended June 30, 1998 and
1997). Diluted earnings per share for 1998 and 1997 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (13,303,957 and 13,015,505 for the three months ended June 30, 1998 and 1997 and 13,301,737 and 13,029,025 for the six months ended June 30, 1998 and
1997) after giving retroactive effect to a six-for-five stock dividend in March 1998 and a five-for-four stock split in March 1997. Dilution of the per-share calculation relates to stock options.


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

     In June 1998, FASB issued Statement of Financial Accounting
Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities. The Statement is effective for fiscal years beginning after June 15, 1999, with earlier application allowed. Management is currently assessing the impact of this Statement on the financial condition and results of operations of the Corporation upon adoption.

Note 5 -  Reclassifications

     Certain amounts in the 1997 Condensed Consolidated Financial
Statements have been reclassified to conform to the 1998 presentation.

    Management's Discussion and Analysis of
  Results of Operations and Financial Condition

Summary of Corporation's Results

     First Indiana Corporation and subsidiaries had net earnings of $4,617,000 for the second quarter of 1998, compared with net earnings of $3,973,000 in the second quarter of 1997. Diluted earnings per share for the three months ended June 30, 1998 were $.35, compared with $.31 per share for the same period one year ago. Cash dividends for the second quarter of 1998 and 1997 were $.12 and $.10, respectively.

     For the first six months of 1998, net earnings were $9,035,000, compared with $8,052,000 one year ago. For the six months ended June 30, 1998, net earnings per share were $0.68, compared with $0.62 for the same period one year ago. Cash dividends through the first six months of 1998 and 1997 were $.24 and $.20, respectively.

Net Interest Income

     Net interest income was $15,562,000 for the three months ended
June 30, 1998, compared with $15,517,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, net interest income was $30,993,000, compared with $31,011,000 for the six months ended June 30, 1997.

     Total net loans outstanding grew to $1,453,826,000 at June 30, 1998, compared with $1,259,829,000 one year earlier. Residential loans outstanding at June 30, 1998 were $552,805,000, up 27 percent from one year ago. This dramatic increase in the residential portfolio illustrates the successful implementation of strategies aimed at capitalizing upon alternative product delivery channels, such as telemarketing and wholesale lending. At June 30, 1998, home equity loans outstanding were $547,338,000, compared with $507,164,000 at June 30, 1997, an eight percent increase. Commercial and industrial loans were $150,759,000 at June 30, 1998, compared with $111,480,000 one year earlier, a 35 percent increase. The increase results from the Bank's focus on developing the commercial and industrial market segment.

     Interest income for the second quarter of 1998 was $33,991,000, compared with $31,253,000 for the three months ended June 30, 1997. Interest income for the six months ended June 30, 1998 was $66,859,000, compared with $62,134,000 for the same period in 1997. Interest expense for the second quarter of 1998 was $18,429,000, compared with $15,736,000 for the three months ended June 30, 1997. Interest expense for the six months ended June 30, 1998 and 1997 was $35,866,000 and $31,123,000, respectively.

     During the second quarter of 1998, the Corporation's cost of funds was 5.21 percent, compared with 5.06 percent one year ago. For the six months ended June 30, 1998, the cost of funds was 5.18 percent, compared with 5.02 percent for the same period in 1997. The yield on earning assets was 8.36 percent for the second quarter of 1998, compared with 8.79 percent one year ago. For the six months ended June 30, 1998, the yield on earning assets was 8.39 percent, compared with 8.77 percent for the same period in 1997.

     Annualized return on total average assets was 1.08 percent for the three months ended June 30, 1998, compared with 1.07 percent one year ago. For the six months ended June 30, 1998, the Corporation's annualized return on total average assets was 1.08 percent, compared with 1.09 percent for the same period in 1997.



Net Interest Margin

     Net interest margin consists of two components: interest-rate spread and the contribution of interest-free funds (primarily capital and other non-interest-bearing liabilities). The following analysis of net interest margin reflects the Corporation's ability to effectively manage net interest income.




                                     Three Months Ended June 30,

(Dollars in Thousands)                      1998          1997
Net Interest Income                $      15,562 $      15,517


Average Interest-Earning Assets    $   1,625,621 $   1,422,121
Average Interest-Bearing Liabilities   1,414,995     1,243,257

Average Interest-Free Funds        $     210,626 $     178,864


Yield on Interest-Earning Assets            8.36%         8.79%
Yield on Interest-Bearing Liabilities       5.21%         5.06%

Interest-Rate Spread                        3.15%         3.73%
Impact of Interest-Free Funds               0.68%         0.63%

Net Interest Margin                         3.83%         4.36%

All non-accruing delinquent loans have been included in average interest-earning assets.



                                     Six Months Ended June 30,

(Dollars in Thousands)                      1998          1997
Net Interest Income                $      30,993 $      31,011


Average Interest-Earning Assets    $   1,593,709 $   1,416,240
Average Interest-Bearing Liabilities   1,385,965     1,240,880

Average Interest-Free Funds        $     207,744 $     175,360


Yield on Interest-Earning Assets            8.39%         8.77%
Yield on Interest-Bearing Liabilities       5.18%         5.02%

Interest-Rate Spread                        3.21%         3.75%
Impact of Interest-Free Funds               0.68%         0.63%

Net Interest Margin                         3.89%         4.38%

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

Non-Performing Assets and Summary of Loan Loss Experience

     The following table analyzes the allowance for losses on loans and REO for the six months ended June 30, 1998 and 1997.




                                          Loan Loss           REO Loss        Loan and REO
                                          Allowance           Allowance       Loss Allowance
                                          1998     1997     1998     1997     1998     1997
(Dollars in Thousands)
Balance of Loss Allowance
 at Beginning of Year                  $22,414  $18,768     $483   $  543  $22,897  $19,311
Provision for Losses                     5,140    5,500       45       --    5,185    5,500
Charge-Offs -- Residential                 (51)      --       (7)      --      (58)      --
                   -- Consumer          (3,686)  (3,954)    (193)    (176)  (3,879)  (4,130)
                   -- Construction          (9)    (572)      --       (6)      (9)    (578)
                   -- Commercial and
                      Industrial            --      (30)      --       --       --      (30)
                   -- Commercial Real
                      Estate                --       --       --       --       --       --
Recoveries -- Residential                    1       --       75        6       76        6
                 -- Consumer               552      654       89      123      641      777
                 -- Construction            69       26        8       17       77       43
                 -- Commercial and
                    Industrial              17        4       --       --       17        4
                 -- Commercial Real
                    Estate                  --      333       --       --       --      333

Balance at March 31,                   $24,447  $20,729     $500     $507  $24,947  $21,236

Ratio of Allowance for Loan Losses to Loans
  Receivable                              1.65%    1.62%

Ratio of REO Loss Allowance to Real Estate Owned           12.60%   11.67%

Ratio of Total Loan and REO Loss Allowance to
  Non-Performing Assets                                                     128.49%   91.76%




     Non-performing assets were $19,415,000, or 1.11 percent of assets, at June 30, 1998. This compares with $22,822,000, or 1.41 percent of assets, at December 31, 1997 and $23,142,000, or 1.52 percent of assets, at June 30, 1997. This category includes not only non-accrual loans and REO, but also restructured loans on which the Bank continues to accrue interest. At June 30, 1997, $1,132,000 of non-performing assets were restructured loans.

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

     The provision for losses on loans in the second quarter of 1998 was $2,320,000, compared with $2,680,000 in the second quarter of 1997. For the six months ended June 30, 1998, the total provision for loan losses was $5,140,000, compared with $5,500,000 for the same period in 1997.

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

     Total non-interest income was $5,524,000 for the three months ended June 30, 1998, compared with $4,266,000 for the same period in 1997. For the six months ended June 30, 1998 and 1997, total non-interest income was $10,757,000 and $7,850,000, respectively.

     The 1998 gain on sale of loans of $4,474,000 is comprised of both a $2,967,000 gain on the sale of fixed-rate home equity loans and a $1,507,000 gain on residential mortgage loans. In the second quarter of 1998 alone, the Bank recognized a gain of $1,442,000 on home equity loan sales, and a $864,000 gain on residential sales. Throughout the first half of 1997, the Bank recognized $552,000 in gains on home equity sales and gains of $1,026,000 through the sale of residential mortgage loans. A national network of agents coupled with a call center, has allowed the Bank to aggressively pursue originations of home equity products with loan-to-value ratios of greater than 80 percent. The Bank processes and underwrites these loans and subsequently sells them into the secondary market. In some cases, the Bank retains the servicing rights on the home equity loan sales.

     Loan servicing income for the three and six months ended June 30, 1998 decreased $321,000 and $510,000 from the comparable periods in 1997. This decrease primarily occurred as a result of the Bank's amortization of mortgage servicing rights. During the second quarter of 1998, the Bank recognized a gain of $260,000 on the sale of loan servicing rights.

     Loan fees increased $178,000 for the first half of 1998 compared with last year due to the increased activity in the commercial and industrial portfolio.

     Insurance commissions decreased $110,000 for the six months ended June 30, 1998 compared with last year because of the wide availability of alternate investment vehicles for the consumer.

Non-Interest Expense

     Non-interest expense was $11,242,000 for the three months ended
June 30, 1998, compared with $10,591,000 for the same period in 1997. Non-interest expense for the six months ended June 30, 1998 and 1997 was $21,808,000 and $20,164,000, respectively. Salaries and benefits increased $342,000 and $822,000 during the three and six months ended June 30,
1998 from the first half of 1997 in order to provide processing and sales support to the increased loan origination volume efforts, both in residential
and consumer lending.   A renewed commitment to increase community
awareness of the Bank's products and services led to a marketing expense increase of $479,000 in 1998 from the first six months of 1997.

     Included in real estate owned operations-net are all of the operating revenues and expenses associated with the Corporation's real estate owned. Such net results declined by $17,000 and $154,000 for the three and six months ended June 30, 1998 from one year ago due to the increased asset balance of the consumer portion of real estate owned.

     In April 1998, Bank One and First Chicago NBD announced that they would merge. Because both banks have large market shares in Indianapolis, they will have to divest about $850 million in deposits. Management is preparing strategies for First Indiana to take advantage of the divestiture, which may include advertising campaigns to introduce the Bank to new customers, launching new products into the market, and obtaining associates who may be looking for work due to the divesture. The Bank, therefore, expects to see an increase in non-interest expenses during the latter half of 1998 until the tangible benefits of such an aggressive strategy are realized.

Capital Resources and Liquidity

     At June 30, 1998, shareholders' equity was $160,223,000, or 9.15 percent of total assets, compared with $153,036,000, or 9.49 percent, at December 31, 1997 and $145,432,000, or 9.56 percent, at June 30, 1997.



                                                                          To Be Well
                                                      For FDICIA      Capitalized Under OTS
(Dollars in Thousands)                                  Capital        Prompt Corrective
                                     Actual          Adequacy Purposes Action Provisions

                                    Amount    Ratio   Amount    Ratio   Amount    Ratio
First Indiana Bank Capital         $135,699

Tangible Capital (1)               $135,425     7.75% $26,227     1.50%   N/A      N/A

Core (Tier One) Capital             135,425     7.75%  52,454     3.00%  87,424     5.00%

Tier One Risk-Based Capital         135,425    10.23%   N/A      N/A     79,403     6.00%

Total Risk-Based Capital (2)        150,242    11.35% 105,870     8.00% 132,338    10.00%

(1) First Indiana Bank capital differs from tangible capital by the FAS115 equity securities adjustment of $274.

(2) Risk-based capital includes a $16,640 addition for general loan loss reserves and a $1,823 deduction for land loans with loan-to-value ratios in excess of 80 percent.


     The preceding table shows First Indiana's strong capital levels and compliance with all capital requirements at June 30, 1998. First Indiana is classified as "well-capitalized" under the OTS regulatory framework for prompt corrective action, its highest classification. To be categorized as "well-capitalized," the Bank must maintain minimum total risk-based, tier one risk-based and tier one leverage ratios as set forth in the table. The table reflects categories of assets includable under OTS regulations. There are no conditions or events since the date of classification that management believes have changed the Bank's category.

     The Corporation paid a quarterly dividend of $.12 per common share
June 16, 1998 to shareholders of record as of June 4, 1998. This reflects an increase from $.10 per share in 1997. For the six months ended June 30,
1998 the Corporation has paid $.24 per share in dividends, compared to $.20 for the same period in 1997. On March 6, 1998, the Corporation effected a six-for-five stock dividend. On March 18, 1997, the Corporation effected
a five-for-four stock split.   All per-share amounts have been adjusted to
reflect the stock dividends and splits.

     The Corporation conducts its business through its subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investment in the Bank.

     Regulations require the director of the OTS to set minimum liquidity levels between four and 10 percent of assets. In the fourth quarter of 1997, the regulations were altered to lower the liquidity requirement to four percent of net withdrawable assets, and the definition of net withdrawable assets was simplified. This change did not have a significant impact on the Corporation's liquidity position. The Corporation's liquidity ratio at June 30, 1998, was 9.40 percent.


Interest-Rate Sensitivity

     First Indiana engages in rigorous, formal asset/liability management, the objectives of which are to manage interest-rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. At June 30, 1998, the Corporation's cumulative one-year interest-rate gap stood at 2.17 percent. This means that 2.17 percent of First Indiana's assets will reprice within one year without a corresponding repricing of the liabilities funding them.

     The following schedule analyzes the difference in rate-sensitive assets and liabilities or gap at June 30, 1998 and December 31, 1997.




                                                       Rate Sensitivity by Period of Maturity or Rate Change
                                                                       June 30, 1998

                                                                                     Over 180      Over
                                                               % of       Within     Days to    1 Year to      Over
(Dollars in Thousands)                    Rate     Balance    Total      180 Days     1 Year     5 Years     5 Years
Interest-Earning Assets
Investment Securities & Other              6.07%$   145,150      8.76%$    48,768      23,538      72,844       -
Loans Receivable (1)
  Mortgage-Backed Securities               7.07%     32,793      1.98%      3,853       8,369      15,711       4,860
  Residential Mortgage Loans               7.40%    552,805     33.38%    289,213      76,206     152,289      35,097
  Commercial Real Estate Loans             8.74%     40,197      2.43%     11,070       6,262      18,862       4,003
  Commercial and Industrial Loans          9.98%    150,759      9.10%    101,251       1,506      27,993      20,009
  Consumer Loans                           9.65%    563,945     34.05%    224,235      57,976     245,776      35,958
  Residential Construction Loans           8.86%    170,568     10.30%    153,840       8,547       8,181       -

       Total                               8.46%$ 1,656,217    100.00%    832,230     182,404     541,656      99,927

Interest-Bearing Liabilities

Deposits:
  Demand Deposits (2)                      2.37%$    78,994      5.42%$     -           -           -          78,994
  Passbook Deposits (3)                    3.00%     42,637      2.92%      3,645       1,008       8,064      29,920
  Money Market Savings                     4.75%    321,789     22.07%    321,789       -           -           -
  Jumbo Certificates                       5.72%    202,495     13.89%    117,548      30,536      54,411       -
  Fixed-Rate Certificates                  5.64%    462,820     31.74%    196,381      88,235     178,204       -

       Total                               5.06%  1,108,735     76.04%    639,363     119,779     240,679     108,914
Borrowings:
  FHLB Advances                            5.65%    286,797     19.67%$   115,000      42,000     125,000       4,797
  Short-Term Borrowings                    5.24%     62,620      4.29%     62,620       -           -           -

       Total                               5.19%  1,458,152    100.00%    816,983     161,779     365,679     113,711

Net - Other (4)                                     198,065                                                   198,065

    Total                                       $ 1,656,217               816,983     161,779     365,679     311,776

Rate Sensitivity Gap                                                  $    15,247 $    20,625 $   175,977 $  (211,849)

June 30, 1998
Cumulative Rate-Sensitivity Gap                                       $    15,247 $    35,872 $   211,849

Percent of Total Interest-Earning Assets                                     0.92 %      2.17 %     12.79%

December 31, 1997
Cumulative Rate-Sensitivity Gap                                       $   (10,423)$    (3,148)$   167,284

Percent of Total Interest-Earning Assets                                    (0.68)%     (0.20)%     10.89%


(1)  The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments.  For adjustable-rate loans, interest rates adjust at intervals of six months to five years.  Included in Residential Mortgage Loans are
     $115,627,000 of Loans Held for Sale.  Included in Consumer Loans are $20,150,000 of Home
     Equity Loans Held for Sale.
(2)  These deposits have been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon historic trends of these deposits through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.  Included in this category are NOW, money market checking and non-interest bearing deposits.  The rate represents a blended rate on all deposit types in the category.
(3)  A portion of these deposits has been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon the historic minimal decay rates on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.
(4)  Net Other is the excess of other non-interest-bearing liabilities and capital over other non-interest-bearing assets.


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

     The Bank has assembled a team of associates which meets regularly to lead the Bank's Year 2000 readiness efforts. All hardware and software vendors, as well as significant other vendors and borrowers, have been identified and contact has been initiated with these individuals or companies. The Bank has an inventory of known potential Year 2000 readiness issues, and has developed action plans and contingency plans for each issue. During 1998, the Bank is validating Year 2000 readiness, upgrading or replacing existing hardware and software, or implementing contingency plans in the event the vendor or borrower will not assist the Bank in its Year 2000 efforts. The Bank is upgrading all of its personal computers in 1998 at a cost approximating $550,000.

     The OTS is conducting quarterly audits of all financial institutions to assess Year 2000 readiness in accordance with FFIEC guidelines. The
Bank's data services bureau, which provides most of the automated processing of First Indiana's customer transactions, is also being audited by the OTS. Although management is confident of the Bank's ability to operate in the 21st century, it is not possible to assess either the financial impact of non-compliance or future expenditures at this time.

Financial Condition

     Total assets at June 30, 1998, were $1,750,819,000, an increase from $1,613,405,000 at December 31, 1997.

     Net loans receivable at June 30, 1998, were $1,453,826,000, compared with $1,348,529,000 at December 31, 1997. The predominant growth in loans occurred in the residential portfolio, which amounted to $552,805,000 at June 30, 1998, or a 10 percent increase from year-end. Mortgage-backed securities decreased $5,486,000 to $32,793,0000 at June 30, 1998 due to normal principal repayments.

     In the past six months, consumer loans increased $15,929,000, primarily as the Bank built a portfolio of available-for-sale fixed-rate home equity loans. The Corporation's residential loan servicing portfolio amounted to $956,017,000 at June 30, 1998, compared with $1,007,912,000 at June 30, 1997.

     Total deposits were $1,220,295,000 at June 30, 1998, compared with $1,107,555,000 at December 31, 1997. Non-interest-bearing deposits consist of retail and commercial checking accounts, as well as official checking accounts. Commercial checking accounts are expected to become a more significant source of funds as the Bank expands its commercial and industrial portfolio and the related business services unit. Included in commercial checking accounts at June 30, 1998 and December 31, 1997 were approximately $6,107,000 and $4,624,000 of escrow balances maintained for loans serviced for others. These balances represent principal, interest, taxes and insurance that require separate maintenance at the request of the investor. Official checking accounts included in total deposits at June 30, 1998 and December 31, 1997 were $44,465,000 and

$32,517,000, respectively. Federal Home Loan Bank advances totaled $286,797,000 at June 30, 1998, compared with $257,458,000 at December 31, 1997.

     The Corporation also uses short-term repurchase agreements as sources of funds. Borrowings will continue to be used in the short run to compensate for periodic or other reductions in deposits or inflows at less than projected levels, and long-term to support mortgage lending activities.

         Disclosures About Market Risk

     The Corporation's success is largely dependent upon its ability to manage interest-rate risk, which is defined as the exposure of the Corporation's net interest income and net earnings to changes in interest rates. The Bank's Asset/Liability Committee ("ALCO") is responsible for managing interest-rate risk and the Corporation has established acceptable limits for interest-rate exposure, which are reviewed on a monthly basis.
The Bank uses a model which measures interest-rate sensitivity to determine the impact on net earnings of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposits, estimated borrowing needs, anticipated loan loss provision, projected secondary marketing gains and losses, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest-rate sensitive instruments which are held to maturity or available for sale. The Bank has no trading assets. Based on the information and assumptions in effect at June 30, 1998, management believes that a 100 basis point increase or decrease in interest rates over a 12 month period would result in a 6.1 percent increase and a 6.5 percent decrease in net earnings, respectively, because of the change in net interest income. Because of the numerous assumptions used in the computation of interest-rate sensitivity, and the fact that the model does not assume any actions the ALCO could take in response to the change in interest rates, the results should not be relied upon as indicative of actual results.

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

Items 1, 2, 3 and 4 are not applicable.


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

Item 6.   Exhibits and reports on Form 8-K

          (a)  Exhibits   Financial Data Schedule

          (b)  Reports on Form 8-K     There were no reports on
               Form 8-K filed during the six months ended June 30, 1998.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              First Indiana Corporation

August 7, 1998                  /s/Owen B. Melton, Jr.
                              Owen B. Melton, Jr.
                              President

August 7, 1998                 /s/David L. Gray
                              David L. Gray
                              Vice President and
                                 Treasurer