Form 10-Q
period 1998-09-30
FIRST INDIANA CORP
filed 1998-11-09
CIK 789670

United States Securities and Exchange Commission
           Washington, D.C.  20549
                  Form 10-Q
(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
 For the quarterly period ended September 30, 1998

                      or

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


Common Stock, par value $0.01 per share                 12,709,200 Shares
            Class                                    Outstanding at 10/31/98

   FIRST INDIANA CORPORATION AND SUBSIDIARIES
                   FORM 10-Q
                     INDEX



                                                           Page

Part I      Financial Information                                 3

Item 1.     Financial Highlights

            Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as
            of September 30, 1998 and December 31, 1997           4

            Condensed Consolidated Statements of
            Earnings for the Three and Nine Months
            Ended September 30, 1998 and 1997                     5

            Condensed Consolidated Statements of
            Shareholders' Equity for the Nine Months
            Ended September 30, 1998                              6

            Condensed Consolidated Statements of Cash
            Flows for the Nine Months Ended
            September 30, 1998 and 1997                           7

            Notes to Condensed Consolidated Financial
            Statements                                            8

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                           10

Item 3.     Disclosures About Market Risk                        19


Part II     Other Information                                    20

            Signatures                                           21


FINANCIAL HIGHLIGHTS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                           For the Three Months Ended
                                                     September 30,

                                               1998           1997
Total Interest Income                 $      34,551  $      32,518
Total Interest Expense                       18,905         16,240
Net Earnings                                  5,003          4,706

Basic Earnings Per Share                       0.39           0.37
Diluted Earnings Per Share                     0.38           0.36
Dividends Per Share                            0.12           0.10

Net Interest Margin                            3.77 %         4.49 %
Net Interest Spread                            3.08           3.81
Return on Average Equity                      12.36          12.75
Return on Average Assets                       1.15           1.25
Average Shares Outstanding               12,750,527     12,673,591
Average Diluted Shares Outstanding       13,255,871     13,052,644


                                           For the Nine Months Ended
                                                September 30,

                                               1998           1997
Total Interest Income                 $     101,410  $      94,652
Total Interest Expense                       54,771         47,363
Net Earnings                                 14,038         12,758

Basic Earnings Per Share                       1.10           1.01
Diluted Earnings Per Share                     1.06           0.98
Dividends Per Share                            0.36           0.30

Net Interest Margin                            3.85 %         4.42 %
Net Interest Spread                            3.17           3.77
Return on Average Equity                      11.80          11.80
Return on Average Assets                       1.10           1.14
Average Shares Outstanding               12,746,277     12,634,092
Average Diluted Shares Outstanding       13,286,412     13,033,249

                                                At September 30,

                                            1998           1997
Assets                                $   1,738,652  $   1,547,121
Loans-Net                                 1,462,763      1,284,800
Deposits                                  1,211,714      1,094,468
Shareholders' Equity                        163,061        149,177
Shareholders' Equity/Assets                    9.38 %         9.64 %
Shareholders' Equity Per Share        $       12.83  $       11.77
Market Closing Price                          21.00          19.79
Price/Earnings Multiple                       13.82 x        13.81 x

                                               At September 30, 1998

                                           Actual        Required

Capital Ratios
Tangible Capital/Total Assets                  7.84 %         1.50 %
Core (Tier One) Capital/Total Assets           7.84 %         3.00 %
Risk-Based Capital/Risk-Weighted Assets       11.27 %         8.00 %


CONDENSED CONSOLIDATED BALANCE SHEETS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Share Data)
                                                        September 30,        December 31,
                                                           1998             1997
                                                        (Unaudited)
Assets
  Cash                                             $         37,750 $         34,231
  Federal Funds Sold                                         22,000           16,000
    Total Cash and Cash Equivalents                          59,750           50,231
  Investments Available for Sale                            129,380          106,095
  Investments Held to Maturity                                   --            5,305
    (Market Value of $5,419)
  Mortgage-Backed Securities Available for Sale              16,634           17,077
  Mortgage-Backed Securities Held to Maturity - Net
    (Market Value of $21,549)                                    --           21,202
  Loans Held for Sale                                        89,410           57,518
  Loans Receivable                                        1,397,876        1,313,425
  Less Allowance for Loan Losses                            (24,523)         (22,414)
  Loans Receivable - Net                                  1,462,763        1,348,529
  Premises and Equipment                                     16,678           13,947
  Accrued Interest Receivable                                11,780           11,322
  Real Estate Owned - Net                                     3,469            3,907
  Prepaid Expenses and Other Assets                          38,198           35,790
    Total Assets                                   $      1,738,652 $      1,613,405

Liabilities and Shareholders' Equity
Liabilities
  Non-Interest-Bearing Deposits                    $        123,060 $         90,612
  Interest-Bearing Deposits                               1,088,654        1,016,943
    Total Deposits                                        1,211,714        1,107,555
  Federal Home Loan Bank Advances                           287,247          257,458
  Short-Term Borrowings                                      52,458           75,751
  Accrued Interest Payable                                    4,101            2,715
  Advances by Borrowers for Taxes and Insurance               4,230            1,419
  Other Liabilities                                          11,814           10,733
    Total Liabilities                                     1,571,564        1,455,631

  Negative Goodwill                                           4,027            4,738

Shareholders' Equity
  Preferred Stock, $.01 Par Value:  2,000,000 Shares
    Authorized; None Issued                                                  -
  Common Stock, $.01 Par Value:  33,000,000 Shares
    Authorized;  13,502,733 and 13,374,799 Shares Issued and
    Outstanding, Including Shares in Treasury                   135              134
  Paid-In Capital in Excess of Par                           35,406           34,662
  Retained Earnings                                         133,376          123,699
  Accumulated Other Comprehensive Income                      2,583              981
  Treasury Stock-at Cost, 794,608 and 706,608 Shares         (8,439)          (6,440)
      Total Shareholders' Equity                            163,061          153,036

Total Liabilities and Shareholders' Equity         $      1,738,652 $      1,613,405

See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                                 Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
                                             1998          1997               1998           1997

Interest Income
 Loans                                 $      32,117 $      30,117      $      93,670 $      87,171
 Investments                                   1,879         1,692              5,626         5,138
 Mortgage-Backed Securities                      456           559              1,648         1,780
 Federal Funds Sold and
  Interest-Bearing Deposits                       99           150                466           563

  Total Interest Income                       34,551        32,518            101,410        94,652

Interest Expense
 Deposits                                     14,227        12,590             41,366        37,110
 Federal Home Loan Bank Advances               3,929         3,171             11,218         9,118
 Short-Term Borrowings                           749           479              2,187         1,135

  Total Interest Expense                      18,905        16,240             54,771        47,363

Net Interest Income                           15,646        16,278             46,639        47,289
Provision for Loan Losses                      2,320         2,600              7,460         8,100

Net Interest Income After
  Provision for Loan Losses                   13,326        13,678             39,179        39,189


Non-Interest Income
Gain on Sale of Investments Available for Sale     -           220                 19           222
Gain on Sale of Mortgage-Backed Securities
  Available for Sale                             368             -                368             -
Gain on Sale of Loans                          3,080         1,329              7,554         2,907
Dividends on Federal Home Loan Bank Stock        306           275                832           789
Loan Servicing Income                            385           728              1,330         2,183
Loan Fees                                        906           580              2,346         1,842
Insurance Commissions                             20            45                 85           221
Accretion of Negative Goodwill                   237           237                711           711
Deposit Product Fee Income                       735           662              2,088         1,959
Other                                            560           643              2,021         1,735

  Total Non-Interest Income                    6,597         4,719             17,354        12,569

Non-Interest Expense
Salaries and Benefits                          5,888         5,292             16,472        15,054
Net Occupancy                                    776           642              2,157         2,168
Equipment                                      1,349         1,205              3,816         3,499
Office Supplies and Postage                      516           471              1,490         1,408
Real Estate Owned Operations - Net               226           165                642           427
Deposit Insurance                                178           169                514           523
Other                                          2,816         2,702              8,466         7,731

  Total Non-Interest Expense                  11,749        10,646             33,557        30,810

Earnings Before Income Taxes                   8,174         7,751             22,976        20,948
Income Taxes                                   3,171         3,045              8,938         8,190

Net Earnings                           $       5,003 $       4,706      $      14,038 $      12,758

Basic Earnings Per Share               $        0.39 $        0.37      $        1.10 $        1.01

Diluted Earnings Per Share             $        0.38 $        0.36      $        1.06 $        0.98

Dividends Per Common Share             $        0.12 $        0.10      $        0.36 $        0.30


See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

First Indiana Corporation and Subsidiaries                                                   Accumulated
(Dollars in Thousands, Except Share Data)                      Paid-In                   Other
(Unaudited)                                                    Capital                   Compre-                  Total
                                             Common Stock      in Excess  Retained     hensive      Treasury  Shareholders'
                                           Shares    Amount    of Par     Earnings      Income       Stock       Equity

Balance at December 31, 1997               12,668,191 $134     $34,662    $123,699          $981     $(6,440) $153,036
  Comprehensive Income:
   Net Earnings For The Nine Months
     Ended September 30, 1998                                               14,038                              14,038
   Unrealized Gain on Securities Available
     for Sale, Net of Income Taxes of $516
     and Reclassification Adjustment of $620                                                 758                   758
   Tax Benefit of Stock Options Exercised                                                    844                   844
      Total Comprehensive Income                                                                                15,640
  Common Stock Issued Under Restricted
     Stock Plans-Net of Amortization            6,000              150         164                                 314
  Common Stock Issued Under Deferred
     Compensation Plan                                                          65                                  65
  Exercise of Stock Options                   128,978    1         788                                             789
  Dividends on Common Stock ($.36 per share)                                (4,590)                             (4,590)
  Redemption of Common Stock                   (6,695)            (184)                                           (184)
  Payment for Fractional Shares                  (349)             (10)                                            (10)
  Purchase of Treasury Stock                  (88,000)                                                (1,999)   (1,999)

Balance at September 30, 1998              12,708,125 $135     $35,406     $133,376       $2,583     $(8,439) $163,061



See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)

                                                            Nine Months Ended September 30,
                                                                  1998          1997
Cash Flows from Operating Activities
  Net Earnings                                              $      14,038 $      12,758
Adjustments to Reconcile Net Earnings to
    Net Cash Provided (Used) by Operating Activities:
     Gain on Sale of Assets                                        (7,941)       (3,128)
     Amortization                                                   1,372           533
     Amortization of Restricted Stock Plan                            314           218
     Net Amortization of Loans
      and Mortgage-Backed Securities                                  345           369
     Depreciation                                                   1,710         1,515
     Provision for Loan Losses                                      7,460         8,100
     Origination of Loans Held For Sale
      Net of Principal Collected                                 (447,964)     (139,901)
     Proceeds from Sale of Loans Held for Sale                    430,117       127,463
     Change In:
       Accrued Interest Receivable                                   (458)         (658)
       Other Assets                                               (12,261)       (3,632)
       Accrued Interest Payable                                     1,386           350
       Other Liabilities                                            1,081           941

       Net Cash Provided (Used) by Operating Activities           (10,801)        4,928

Cash Flows from Investing Activities
  Proceeds from Maturities of
    Investment Securities Held to Maturity                         20,679        15,727
  Proceeds from Sale of Investments Available for Sale             10,023            --
  Proceeds from Sale of Mortgage-Backed Securities
    Available for Sale                                             23,483            --
  Purchase of Investment Securities Available for Sale            (47,375)      (19,958)
  Purchase of Mortgage-Backed Securities Available for Sale        (9,967)      (17,568)
  Principal Collected on Mortgage-Backed Securities                 1,928         6,732
  Proceeds from Sale of Mortgage-Backed Securities                     --         7,528
  Originations of Loans Net of Principal Collected                (89,781)      (58,348)
  Proceeds from Sale of Loans                                       7,391         1,261
  Proceeds from Sale of Premises and Equipment                         --            20
  Purchase of Premises and Equipment                               (4,441)       (1,694)

    Net Cash Used by Investing Activities                         (88,060)      (66,300)

Cash Flows from Financing Activities
  Net Change in Deposits                                          104,159        (1,018)
  Repayment of Federal Home Loan Bank Advances                   (259,048)     (144,028)
  Borrowings of Federal Home Loan Bank Advances                   288,837       156,020
  Net Change in Short-Term Borrowings                             (23,293)       26,230
  Net Change in Advances by Borrowers
    for Taxes and Insurance                                         2,811         2,478
  Stock Option Proceeds                                               604           363
  Tax Benefit of Stock Options Exercised                              844           656
  Common Stock Issued Under Deferred Compensation Plan                 65           (12)
  Payment for Fractional Shares                                       (10)          (18)
  Dividends Paid                                                   (4,590)       (3,796)
  Purchase of Treasury Stock                                       (1,999)           --

    Net Cash Provided (Used) by Financing Activities              108,380        36,875

Net Change in Cash and Cash Equivalents                             9,519       (24,497)
Cash and Cash Equivalents at Beginning of Period                   50,231        73,618

Cash and Cash Equivalents at End of Period                  $      59,750 $      49,121

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
  Interest on Deposits, Advances, and
  Other Borrowed Money                                      $      53,385 $      47,013
  Income Taxes                                                      8,873         8,560
Transfer of Mortgage-Backed Securities to Available for Sale       19,274            --
Transfer of Investments to Available for Sale                       5,423            --
Transfer of Loans to Real Estate Owned                              7,757         5,261


See Notes to Condensed Consolidated Financial Statements

    FIRST INDIANA CORPORATION AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                  STATEMENTS
         Nine Months Ended September 30, 1998
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

     Basic earnings per share for 1998 and 1997 were computed by dividing net earnings by the weighted averages shares of common stock outstanding (12,750,527 and 12,673,591 for the three months ended September 30, 1998 and 1997 and 12,746,277 and 12,634,092 for the nine months ended September 30, 1998 and 1997). Diluted earnings per share for 1998 and 1997 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (13,255,871 and 13,052,644 for the three months ended September 30, 1998 and 1997 and 13,286,412 and 13,033,249 for the nine months ended
September 30, 1998 and 1997) after giving retroactive effect to a six-for-five stock dividend in March 1998 and a five-for-four stock split in March 1997. Dilution of the per-share calculation relates to stock options.


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

     In June 1998, FASB issued Statement of Financial
Accounting Standard No. 133, "Accounting for Derivative
Instruments and Hedging Activities". The Statement is effective for fiscal years beginning after June 15, 1999, with earlier application allowed. Management is currently assessing the impact of this Statement on the financial condition and results of operations of the Corporation upon adoption.

     In October 1998, FASB issued Statement of
Financial Accounting Standard No. 134, "Accounting for
Mortgage-Backed Securities Retained after the
Securitization of Mortgage Loans Held for Sale by a
Mortgage Banking Enterprise." This Statement is effective for fiscal quarters beginning after December 15, 1998, with earlier application allowed. Management is currently assessing the impact of this Statement on the financial condition and results of operations of the Corporation upon adoption.

Note 5 -  Reclassifications

     Certain amounts in the 1997 Condensed
Consolidated Financial Statements have been reclassified to conform to the 1998 presentation.

Management's Discussion and Analysis of
 Results of Operations and Financial Condition

Summary of Corporation's Results

     First Indiana Corporation and subsidiaries had net earnings of $5,003,000 for the third quarter of 1998, compared with net earnings of $4,706,000 in the third quarter of 1997. Diluted earnings per share for the three months ended September 30, 1998 were $.38, compared with $.36 per share for the same period one year ago.
Cash dividends for the third quarter of 1998 and 1997 were $.12 and $.10, respectively.

     For the first nine months of 1998, net earnings were $14,038,000, compared with $12,758,000 one year ago.
For the nine months ended September 30, 1998, diluted earnings per share were $1.06, compared with $0.98 for the same period one year ago. Cash dividends through the first nine months of 1998 and 1997 were $.36 and $.30, respectively.

Net Interest Income

     Net interest income was $15,646,000 for the three months ended September 30, 1998, compared with $16,278,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, net interest income was $46,639,000, compared with $47,289,000 for the nine months ended September 30, 1997.

     Total net loans outstanding grew to
$1,462,763,000 at September 30, 1998, compared with $1,284,800,000 one year earlier. Residential loans outstanding at September 30, 1998 were $520,469,000, up
15 percent from one year ago. The increase in the residential portfolio illustrates the successful implementation of strategies aimed at capitalizing upon alternative product delivery channels, such as telemarketing and wholesale lending. At September 30, 1998, home equity loans outstanding were $554,962,000, compared with $518,397,000 at September 30, 1997, a seven percent increase. Commercial and industrial loans were $162,969,000 at September 30, 1998, compared with $114,743,000 one year earlier, a 42 percent increase. The increase results from the Bank's focus on developing the commercial and industrial market segment.

     Interest income for the third quarter of 1998 was $34,551,000, compared with $32,518,000 for the three months ended September 30, 1997. Interest income for the nine months ended September 30, 1998 was $101,410,000, compared with $94,652,000 for the same period in 1997.
Interest expense for the third quarter of 1998 was $18,905,000, compared with $16,240,000 for the three months ended September 30, 1997. Interest expense for the nine months ended September 30, 1998 and 1997 was $54,771,000 and $47,363,000, respectively.

     During the third quarter of 1998, the Corporation's cost of funds was 5.24 percent, compared with 5.16 percent one year ago. For the nine months ended
September 30, 1998, the cost of funds was 5.20 percent, compared with 5.07 percent for the same period in 1997.
The yield on earning assets was 8.32 percent for the third quarter of 1998, compared with 8.97 percent one year ago.
For the nine months ended September 30, 1998, the yield on earning assets was 8.37 percent, compared with 8.84 percent for the same period in 1997.

     Annualized return on total average assets was 1.15 percent for the three months ended September 30, 1998, compared with 1.25 percent one year ago. For the nine months ended September 30, 1998, the Corporation's annualized return on total average assets was 1.10 percent, compared with 1.14 percent for the same period in 1997.


Net Interest Margin

     Net interest margin consists of two components: interest-rate spread and the contribution of interest-free funds (primarily capital and other non-interest-bearing liabilities). The following analysis of net interest margin reflects the Corporation's ability to effectively manage net interest income.



                                     Three Months Ended September 30,

(Dollars in Thousands)                      1998          1997
Net Interest Income                $      15,646 $      16,278


Average Interest-Earning Assets    $   1,660,780 $   1,450,272
Average Interest-Bearing Liabilities   1,442,733     1,258,489

Average Interest-Free Funds        $     218,047 $     191,783


Yield on Interest-Earning Assets            8.32%         8.97%
Yield on Interest-Bearing Liabilities       5.24%         5.16%

Interest-Rate Spread                        3.08%         3.81%
Impact of Interest-Free Funds               0.69%         0.68%

Net Interest Margin                         3.77%         4.49%

All non-accruing delinquent loans have been included in average interest-earning assets.



                                    Nine Months Ended September 30,

(Dollars in Thousands)                      1998          1997
Net Interest Income                $      46,639 $      47,289


Average Interest-Earning Assets    $   1,616,067 $   1,427,585
Average Interest-Bearing Liabilities   1,404,887     1,246,751

Average Interest-Free Funds        $     211,180 $     180,834


Yield on Interest-Earning Assets            8.37%         8.84%
Yield on Interest-Bearing Liabilities       5.20%         5.07%

Interest-Rate Spread                        3.17%         3.77%
Impact of Interest-Free Funds               0.68%         0.65%

Net Interest Margin                         3.85%         4.42%

All non-accruing delinquent loans have been included in average interest-earning assets.




     The current declining interest-rate environment encourages borrowers to replace their higher yielding mortgage loans with those loans offering a lower rate. This environment of heavy refinancing activity resulted in a negative impact on the Corporation's interest-rate margin when compared with last year. Management has chosen to continue expansion in the residential market with the realization that the margin would decrease in the near term. However, management believes the Corporation is strategically positioned for long-term growth by developing a customer base that has the potential of utilizing other First Indiana Bank products and services.

Non-Performing Assets and Summary of Loan Loss Experience

     The following table analyzes the allowance for losses on loans and REO for the nine months ended September 30, 1998 and 1997.




                                          Loan Loss           REO Loss        Loan and REO
                                          Allowance           Allowance       Loss Allowance
                                          1998     1997     1998     1997     1998     1997
(Dollars in Thousands)
Balance of Loss Allowance
 at Beginning of Year                  $22,414  $18,768     $483   $  543  $22,897  $19,311
Provision for Losses                     7,460    8,100      (77)      --    7,383    8,100
Charge-Offs -- Residential                 (51)      --       (7)     (13)     (58)     (13)
                   -- Consumer          (5,564)  (5,287)    (240)    (179)  (5,804)  (5,466)
                   -- Construction        (576)  (1,079)      --       (8)    (576)  (1,087)
                   -- Commercial and
                      Industrial           (15)     (59)      --       --      (15)     (59)
                   -- Commercial Real
                      Estate                --       --       --       --       --       --
Recoveries -- Residential                    2       --      100        6      102        6
                 -- Consumer               738    1,011      233      159      971    1,170
                 -- Construction            79       35        8       17       87       52
                 -- Commercial and
                    Industrial              36        4       --       --       36        4
                 -- Commercial Real
                    Estate                  --      727       --       --       --      727

Balance at September 30,               $24,523  $22,220     $500     $525  $25,023  $22,745

Ratio of Allowance for Loan Losses to Loans
  Receivable                              1.65%    1.70%

Ratio of REO Loss Allowance to Real Estate Owned           12.60%   11.50%

Ratio of Total Loan and REO Loss Allowance to
  Non-Performing Assets                                                     130.17%   60.21%




     Non-performing assets were $19,224,000, or 1.11 percent of assets, at September 30, 1998. This compares with $22,822,000, or 1.41 percent of assets, at December
31, 1997 and $22,002,000, or 1.42 percent of assets, at
September 30, 1997. This category includes non-accrual loans, REO, and restructured loans on which the Bank continues to accrue interest.

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

     The provision for losses on loans in the third quarter of 1998 was $2,320,000, compared with $2,600,000 in the third quarter of 1997. For the nine months ended September 30, 1998, the total provision for loan losses was $7,460,000, compared with $8,100,000 for the same period in 1997. The reduction in loan loss provision comes as a result of the Bank's ability to control the level of charge-offs, particularly in the consumer portfolio, and the conservative underwriting guidelines in place for commercial loan growth.

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

     The amount of the provision in 1998 is the result of management's ongoing evaluation of the adequacy of its loan and real estate owned loss allowances and the changing composition of the Corporation's loan portfolio, non-performing loans, and REO. Management will continue to evaluate the adequacy of the provision and will adjust it if necessary to reflect changes in the amount or category of loans originated, changes in current economic conditions and the credit risk of the loan portfolio and REO.

Non-Interest Income

     Total non-interest income was $6,597,000 for the three months ended September 30, 1998, compared with $4,719,000 for the same period in 1997. For the nine months ended September 30, 1998 and 1997, total non-interest income was $17,354,000 and $12,569,000, respectively.


     The 1998 gain on sale of loans of $7,554,000 is comprised of both a $5,197,000 gain on the sale of fixed-rate home equity loans and a $2,357,000 gain on residential mortgage loans. In the third quarter of 1998, the Bank recognized a gain of $2,190,000 on home equity loan sales, and a $890,000 gain on residential sales. Through the first nine months of 1997, the Bank recognized $1,582,000 in gains on home equity sales and gains of $1,325,000 through the sale of residential mortgage loans. A national network of agents coupled with a call center, has allowed the Bank to aggressively pursue originations of home equity products with loan-to-value ratios of greater than 80 percent. The Bank processes and underwrites these loans and subsequently sells them into the secondary market. In some cases, the Bank retains the servicing rights on the home equity loan sales. Following the end of the third quarter, the Bank temporarily suspended origination and sales of home equity products with loan-to-value ratios greater than 100 percent due to volatility within the secondary market. The Bank is pursuing alternate outlets for selling these loans, and with a stabilization of the secondary market, will reenter this line of business during the fourth quarter of 1998. Management is confident that the current pipeline of loans has a market value that exceeds cost.

     As required by SFAS No. 115, Accounting for
Certain Investments in Debt and Equity Securities, First
Indiana continually reassesses the classification of securities as either available-for-sale or held-to-maturity. During the third quarter of 1998, management changed its positive intent to hold held-to-maturity investments and mortgage-backed securities. Accordingly, the entire portfolios of mortgage-backed securities with an amortized cost of $19,274,000 and investment securities with an amortized cost of $5,243,000 were transferred from held-to-maturity to available-for-sale. At the time of the transfer, these securities had unrecognized gains of $374,000 and $86,000, respectively, which are included as a separate component of comprehensive income. Management elected to move these securities which had been previously designated as held-to-maturity based on major, unanticipated shifts in the economic environment which had a significant impact not on the interest-rate or credit risk of the securities, but on the expected life of the securities.
This extreme, unforeseen volatility make flexibility and the ability to closely manage these securities key in the Bank's overall financial strategies. During the third quarter, the Bank sold mortgage-backed securities totaling $23,115,000 from the available-for-sale portfolio at a gain of $368,000.

     Loan servicing income for the three and nine
months ended September 30, 1998 decreased  $343,000
and $853,000 from the comparable periods in 1997. This decrease primarily occurred as a result of the Bank's amortization of mortgage servicing rights, coupled with servicing sales and a general decline in the servicing portfolio. During the second quarter of 1998, the Bank recognized a gain of $260,000 on the sale of loan servicing rights.

     Loan fees increased $326,000 and $504,000 for the three and nine months ending September 30, 1998 when compared with last year due to the increased activity in the commercial and industrial portfolio.

     Insurance commissions decreased $136,000 for the nine months ended September 30, 1998 compared with last year because of the wide availability of alternate investment vehicles for the consumer.

Non-Interest Expense

     Non-interest expense was $11,749,000 for the three months ended September 30, 1998, compared with $10,646,000 for the same period in 1997. Non-interest expense for the nine months ended September 30, 1998 and 1997 was $33,557,000 and $30,810,000, respectively.
Salaries and benefits increased $596,000 and $1,418,000 during the three and nine months ended September 30, 1998 from the comparable period in 1997 in order to provide processing and sales support to the increased residential and consumer loan origination efforts, and to provide normal salary increases to retain associates. A renewed commitment to increase community awareness of the Bank's products and services led to a marketing expense increase of $365,000 in 1998 from the first nine months of 1997.

     Included in real estate owned operations-net are all of the operating revenues and expenses associated with the Corporation's real estate owned. Such net results declined by $61,000 and $215,000 for the three and nine months ended September 30, 1998 from one year ago due to the increased asset balance of the consumer portion of real estate owned.

     In April 1998, Bank One and First Chicago NBD announced that they would merge. Because both banks have large market shares in Indianapolis, they divested approximately $850 million in deposits to another bank.
This major consolidation within the local market has presented the Bank with the opportunity to introduce the Bank to new customers, launch new products into the market, and obtain talented associates whose positions may have been consolidated as a result of the divestiture. The Bank, therefore, expects to see an increase in non-interest expenses during the fourth quarter of 1998 until the tangible benefits of such an aggressive strategy are realized.

Capital Resources and Liquidity

     At September 30, 1998,  shareholders' equity was
$163,061,000, or 9.38 percent of total assets, compared with $153,036,000, or 9.49 percent, at December 31, 1997 and $149,177,000, or 9.64 percent, at September 30, 1997.


     The following table shows First Indiana's strong capital levels and compliance with all capital requirements at September 30, 1998. First Indiana is classified as "well-capitalized" under the OTS regulatory framework for prompt corrective action, its highest classification. To be categorized as "well-capitalized," the Bank must maintain minimum total risk-based, tier one risk-based and tier one leverage ratios as set forth in the table. The table reflects categories of assets includable under OTS regulations.
There are no conditions or events since the date of classification that management believes have changed the Bank's category.



                                                                          To Be Well
                                                      For FDICIA      Capitalized Under OTS
(Dollars in Thousands)                                  Capital        Prompt Corrective
                                     Actual          Adequacy Purposes Action Provisions

                                    Amount    Ratio   Amount    Ratio   Amount    Ratio
First Indiana Bank Capital         $137,209

Tangible Capital (1)               $136,126     7.84% $26,034     1.50%   N/A      N/A

Core (Tier One) Capital             136,126     7.84%  52,068     3.00%  86,780     5.00%

Tier One Risk-Based Capital         136,126    10.14%   N/A      N/A     80,572     6.00%

Total Risk-Based Capital (2)        151,278    11.27% 107,430     8.00% 134,287    10.00%

(1) First Indiana Bank capital differs from tangible capital by the FAS115 equity securities adjustment of $1,083

(2) Risk-based capital includes a $16,881 addition for general loan loss reserves and a $1,729 deduction for land loans with loan-to-value ratios in excess of 80 percent.




     The Corporation paid a quarterly dividend of $.12
per common share September 16, 1998 to shareholders of
record as of September 3, 1998.  This reflects an increase
from $.10 per share in 1997.  For the nine months ended
September 30, 1998 the Corporation has paid $.36 per
share in dividends, compared to $.30 for the same period
in 1997. On March 6, 1998, the Corporation effected a six-for-five stock dividend. On March 18, 1997, the
Corporation effected a five-for-four stock split.   All per-share
amounts have been adjusted to reflect the stock dividends and splits.


     The Corporation conducts its business through its subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investment in the Bank.

     Regulations require the director of the OTS to set minimum liquidity levels between four and 10 percent of assets. In the fourth quarter of 1997, the regulations were altered to lower the liquidity requirement to four percent of net withdrawable assets, and the definition of net withdrawable assets was simplified. This change did not have a significant impact on the Corporation's liquidity position. The Corporation's liquidity ratio at September
30, 1998, was 8.30 percent.


Interest-Rate Sensitivity

     First Indiana engages in rigorous, formal asset/liability management, the objectives of which are to manage interest-rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. At September 30, 1998, the Corporation's cumulative one-year interest-rate gap stood at 3.98 percent. This means that 3.98 percent of First Indiana's assets will reprice within one year without a corresponding repricing of the liabilities funding them.

     The following schedule analyzes the difference in rate-sensitive assets and liabilities or gap at September 30, 1998 and December 31, 1997.


                                                       Rate Sensitivity by Period of Maturity or Rate Change
                                                                       September 30, 1998

                                                                                     Over 180      Over
                                                               % of       Within     Days to    1 Year to      Over
(Dollars in Thousands)                    Rate     Balance    Total      180 Days     1 Year     5 Years     5 Years
Interest-Earning Assets
Investment Securities & Other              5.66%$   151,380      9.14%$    62,228       7,629      81,523       -
Loans Receivable (1)
  Mortgage-Backed Securities               5.98%     16,634      1.00%      4,400       3,802       8,432       -
  Residential Mortgage Loans               7.39%    520,469     31.44%    270,319      80,801     156,088      13,261
  Commercial Real Estate Loans             8.84%     35,237      2.13%     10,308       5,597      15,014       4,318
  Commercial and Industrial Loans          9.07%    162,969      9.85%    104,635       1,993      32,980      23,361
  Consumer Loans                           9.56%    570,048     34.44%    231,200      57,447     242,658      38,743
  Residential Construction Loans           8.29%    198,563     12.00%    178,922       9,940       9,701       -

       Total                               8.27%$ 1,655,300    100.00%    862,012     167,209     546,396      79,683

Interest-Bearing Liabilities

Deposits:
  Demand Deposits (2)                      2.22%$    80,435      5.63%$     -           -           -          80,435
  Passbook Deposits (3)                    3.00%     40,746      2.85%      1,754       1,008       8,064      29,920
  Money Market Savings                     4.57%    332,544     23.28%    332,544       -           -           -
  Jumbo Certificates                       5.69%    177,509     12.43%    102,531      29,431      45,547       -
  Fixed-Rate Certificates                  5.61%    457,420     32.03%    160,392     126,146     170,882       -

       Total                               4.96%  1,088,654     76.22%    597,221     156,585     224,493     110,355
Borrowings:
  FHLB Advances                            5.64%    287,247     20.11%$   157,000       -         125,000       5,247
  Short-Term Borrowings                    5.18%     52,458      3.67%     52,458       -           -           -

       Total                               5.10%  1,428,359    100.00%    806,679     156,585     349,493     115,602

Net - Other (4)                                     226,941                                                   226,941

    Total                                       $ 1,655,300               806,679     156,585     349,493     342,543

Rate Sensitivity Gap                                                  $    55,333 $    10,624 $   196,903 $  (262,860)

June 30, 1998
Cumulative Rate-Sensitivity Gap                                       $    55,333 $    65,957 $   262,860

Percent of Total Interest-Earning Assets                                     3.34 %      3.98 %     15.88%

December 31, 1997
Cumulative Rate-Sensitivity Gap                                       $   (10,423)$    (3,148)$   167,284

Percent of Total Interest-Earning Assets                                    (0.68)%     (0.20)%     10.89%


(1)  The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments.  For adjustable-rate loans, interest rates adjust at intervals of six months to five years.  Included in Residential Mortgage Loans are
     $63,627,000 of Loans Held for Sale.  Included in Consumer Loans are $25,783,000 of Home
     Equity Loans Held for Sale.
(2)  These deposits have been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon historic trends of these deposits through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.  Included in this category are NOW, money market checking and non-interest bearing deposits.  The rate represents a blended rate on all deposit types in the category.
(3)  A portion of these deposits has been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon the historic minimal decay rates on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.
(4)  Net Other is the excess of other non-interest-bearing liabilities and capital over other non-interest-bearing assets.


Year 2000 Readiness

     The Bank is required by the Federal Financial Institutions Examination Council ("FFIEC") to assess both the Bank's and its vendors' ability to be Year 2000 ready by December 31, 1998. The Year 2000 issue refers to shortcomings which exist in some current computer hardware and software that preclude the correct calculation of date-sensitive information from, into, and between the twentieth and twenty-first centuries, including leap year calculations. Because the Bank relies heavily on technology for transaction processing and interest calculation, preparing for the Year 2000 is a critical focus of the Bank's resources. In addition to testing the technology, the Bank also has embedded systems in elevators, alarm systems, and HVAC units which must be checked for Year 2000 readiness.

     The Bank has assembled a team of associates which meets regularly to lead the Bank's Year 2000 readiness efforts. All hardware and software vendors, as well as significant other vendors and borrowers, have been identified and contact has been initiated with these individuals or companies. The Bank has an inventory of known potential Year 2000 readiness issues, and has developed action plans and contingency plans for each issue. During 1998, the Bank is testing systems for the purpose of validating Year 2000 readiness, upgrading or replacing existing hardware, software, or embedded systems, and implementing contingency plans in the event a particular vendor or borrower will not assist the Bank in its Year 2000 efforts. The team is monitoring significant vendor and borrower relationships to ensure that no issues arise which cause management to question the ability of the vendor or borrower to adequately prepare for the Year
2000, and thus possibly impact the Bank's own ability to conduct business beyond the century change.

     The OTS is conducting quarterly audits of all financial institutions to assess Year 2000 readiness in accordance with FFIEC guidelines. The Bank uses an external data services bureau which provides most of the automated processing of First Indiana's customer transactions. The service bureau is also being examined by the OTS.

     The Bank is scheduled to complete an upgrade of all personal computers in the fourth quarter at a cost approximating $550,000. Although management sees no internal impact or risk to the Bank's ability to operate in the 21st century, it is not possible to assess the financial impact of lost revenue due to Year 2000 issues or future expenditures due to external factors at this time.

Financial Condition

     Total assets at September 30, 1998, were
$1,738,652,000, an increase from $1,613,405,000 at
December 31, 1997.

     Net loans receivable at September 30, 1998, were $1,462,763,000, compared with $1,348,529,000 at
December 31, 1997. The predominant growth in loans occurred in the commercial and industrial and home equity portfolios, which amounted to $162,969,000 and $554,962,000 at September 30, 1998, respectively.
Mortgage-backed securities decreased $21,645,000 to
$16,634,0000 at September 30, 1998 due primarily to the third quarter sales discussed previously.

     In the past nine months, consumer loans increased
$22,032,000, primarily as the Bank built a portfolio of available-for-sale fixed-rate home equity loans and expanded its origination channels. The Corporation's residential loan servicing portfolio amounted to $954,342,000 at September 30, 1998, compared with
$977,827,000 at September 30, 1997.

     Total deposits were $1,211,714,000 at September
30, 1998, compared with $1,107,555,000 at December 31,
1997. Non-interest-bearing deposits consist of retail and commercial checking accounts, as well as official checking accounts. Commercial checking accounts are expected to become a more significant source of funds as the Bank expands its commercial and industrial portfolio and the related business services unit. Included in commercial checking accounts at September 30, 1998 and December
31, 1997 were approximately $8,854,000 and $4,624,000
of escrow balances maintained for loans serviced for others. These balances represent principal, interest, taxes and insurance that require separate maintenance at the request of the investor. Official checking accounts included in total deposits at September 30, 1998 and December 31, 1997 were $56,159,000 and $32,517,000, respectively. Federal Home Loan Bank advances totaled $287,247,000 at September 30, 1998, compared with $257,458,000 at December 31, 1997.

     The Corporation also uses short-term repurchase agreements as sources of funds. Borrowings will continue to be used in the short run to compensate for periodic or other reductions in deposits or inflows at less than projected levels, and long-term to support mortgage lending activities.

Disclosures About Market Risk

     The Corporation's success is largely dependent upon its ability to manage interest-rate risk, which is defined as the exposure of the Corporation's net interest income and net earnings to changes in interest rates. The Bank's Asset/Liability Committee ("ALCO") is responsible for managing interest-rate risk and the Corporation has established acceptable limits for interest-rate exposure, which are reviewed on a monthly basis. The Bank uses a model which measures interest-rate sensitivity to determine the impact on net earnings of immediate and sustained upward and downward movements in interest rates.
Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposits, estimated borrowing needs, anticipated loan loss provision, projected secondary marketing gains and losses, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest-rate sensitive instruments which are held to maturity or available for sale. The Bank has no trading assets. Based on the information and assumptions in effect at September 30, 1998, management believes that a 100 basis point increase or decrease in interest rates over a 12 month period would result in a 6.4 percent increase and a 9.2 percent decrease in net earnings, respectively, because of the change in net interest income. Because of the numerous assumptions used in the computation of interest-rate sensitivity, and the fact that the model does not assume any actions the ALCO could take in response to the change in interest rates, the results should not be relied upon as indicative of actual results.

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

Item 6.   Exhibits and reports on Form 8-K

          (a)  Exhibits   Financial Data Schedule

          (b)  Reports on Form 8-K     There were no reports on
               Form 8-K filed during the nine months ended
               September 30, 1998.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              First Indiana Corporation

November 6, 1998                /s/Owen B. Melton, Jr.
                              Owen B. Melton, Jr.
                              President

November 6, 1998               /s/David L. Gray
                              David L. Gray
                              Vice President and
                                 Treasurer