Form 10-K
period 1998-12-31
FIRST INDIANA CORP
filed 1999-03-24
CIK 789670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                             FORM 10-K
(Mark One)
 [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the fiscal year ended December 31, 1998

                                 or

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $180,704,000 as of February 28, 1999.

     On February 28, 1999, the registrant had 12,653,646 shares of common stock outstanding, $.01 par value

     Documents Incorporated by Reference: Portions of the Annual Report to Shareholders for the Year Ended December 31, 1998 (Part II) and portions of the definitive proxy statement for the 1998 Annual Meeting of Shareholders (Part III).

                     FIRST INDIANA CORPORATION

                         FORM 10-K

                     Table of Contents

                                                         Page

PART I                                                    3

   Item 1.      Business                                  3

   Item 2.      Properties                               23

   Item 3.      Legal Proceedings                        23

   Item 4.      Submission of Matters to a Vote
                of Security Holders                      23

PART II                                                  24

   Item 5.      Market for Registrant's Common Equity
                and Related Shareholder Matters          24

   Item 6.      Selected Financial Data                  24

   Item 7.      Management's Discussion and Analysis
                of Financial Condition and Results
                of Operation                             24

   Item 7A.     Quantitative and Qualitative
                Disclosures About Market Risk            24

   Item 8.      Financial Statements and
                Supplementary Data                       24

   Item 9.      Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure                     24

PART III                                                 25

   Item 10.     Directors and Executive Officers
                of the Registrant                        25

   Item 11.     Executive Compensation                   26

   Item 12.     Security Ownership of Certain
                Beneficial Owners and Management         26

   Item 13.     Certain Relationships and
                Related Transactions                     26

PART IV                                                  27

   Item 14.     Exhibits, Financial Statement
                Schedules, and Reports on Form 8-K       27

SIGNATURES                                               28

EXHIBIT INDEX                                            29

     This Annual Report on Form 10-K ("Form 10-K") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Corporation. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates, loss of deposits and loan demand to other savings and financial institutions, substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes, or unanticipated results in pending legal proceedings.


                 PART I

Item I. Business

First Indiana Corporation

     First Indiana Corporation, an Indiana corporation formed in 1986
(the "Corporation"), is a nondiversified, unitary savings and loan holding company. The principal asset of the Corporation is the outstanding stock of First Indiana Bank ("First Indiana" or the "Bank"), its wholly owned subsidiary. The Corporation has no separate operations, and its business consists only of First Indiana and its subsidiaries. First Indiana's subsidiaries include One Mortgage Corporation, a mortgage origination subsidiary, One Investment Corporation, an operating subsidiary, and One Property Corporation, a real estate investment subsidiary.

First Indiana Bank

     First Indiana is a federally chartered stock savings bank whose depository accounts are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Established in 1934, First Indiana was operated as a federally chartered, mutual savings and loan institution until August 1983, when it converted to a federal stock savings bank. First Indiana has $1.8 billion in assets and is the largest publicly-held bank based in Indianapolis.

     First Indiana is engaged primarily in the business of attracting deposits from the general public and originating residential mortgage loans, business loans, and consumer loans. First Indiana offers a full range of banking services through 27 banking offices located throughout metropolitan Indianapolis, Evansville, Franklin, Pendleton, Westfield, Mooresville and Rushville, Indiana. The Bank's divisions in Evansville, Mooresville, and Rushville operated under the names Mid-West Federal
Savings Bank, Mooresville Savings Bank, and First Federal Savings and
Loan of Rushville until June 1996, when all three divisions adopted the First Indiana Bank name. The Bank also originates home equity loans indirectly through a network of loan originators and loan agents throughout the United States.

     First Indiana operates mortgage origination offices in Florida and North Carolina as One Mortgage Corporation. First Indiana has mortgage and consumer loan service offices throughout Indiana, Florida, Georgia, Illinois, North Carolina, Ohio, and Oregon. First Indiana's investment and insurance subsidiaries were sold in the second quarter of 1996 to The Somerset Group, Inc., a publicly held affiliate which owns approximately
23 percent of the Corporation's stock. In early 1999, First Indiana established a new operating subsidiary, One Investment Corporation. One Investment Corporation may purchase and sell loan participations originated by First Indiana and by others in the secondary market.

     In the fourth quarter of 1998, First Indiana established a new division, FirstTrust Indiana. An investment advisory and trust fund service, FirstTrust brings together First Indiana's reputation for local decisions and responsive service with the talent of nine experienced former executives of one of Indianapolis' leading bank trust departments. FirstTrust will enable First Indiana to diversify sources of non-interest income while providing a broader spectrum of products to retail and commercial customers.

     The metropolitan area served by First Indiana consists of Indianapolis, the State's largest city and capital, and the surrounding six-county suburban and agricultural areas in the central part of the State. The population of the metropolitan Indianapolis area in 1990 was approximately 1,200,000. Indianapolis' diversified economy includes manufacturing and service industries, such as Eli Lilly & Company
(pharmaceuticals), the federal and state governments, General Motors (automotive), and Ameritech (communications).

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

     First Indiana experiences substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the ability to offer attractive interest rates and products, and meeting and exceeding customer expectations regarding office locations and flexible hours. Direct competition for deposits comes from other depository institutions, money market mutual funds, and other investment products. The primary factors in competing for loans are interest rates, loan origination fees, and loan product variety. Competition for origination of loans normally comes from other depository institutions, lending brokers, and insurance companies.

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

     The Bank's management believes that the surest path for the Bank's long-term success is to concentrate on selected product lines sold to certain segments of the market. The Bank implemented a series of process and operational enhancements that enable it to act as both a mortgage banker and portfolio lender with maximum efficiencies as interest rates cause consumer preferences to shift between these two types of residential mortgage loan products.

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


Loan Portfolio Composition
(Dollars in Thousands)                                           At December 31,
                                                                 ---------------
                                                  1998                  1997                 1996
                                             Amount   Percent      Amount   Percent     Amount   Percent
                                             ------   -------      ------   -------     ------   -------
Loans by Type of Security:
First Mortgage Loans Secured by:
   Single-Family Units                    $  937,321     52.9%  $  750,619     49.4% $  640,743     47.3%
   2-4 Family Units                            1,489      0.1%       1,093      0.1%      1,643      0.1%
   Over 4 Family Units                         7,365      0.4%       9,844      0.6%      9,586      0.7%
Mortgage-Backed Securities                    29,680      1.7%      38,081      2.6%     36,152      2.8%
Commercial Real Estate and
   Other Mortgage Loans                       25,411      1.4%      32,269      2.1%     37,735      2.8%
Consumer Loans                               580,525     32.8%     548,016     36.1%    526,769     38.9%
Business Loans                               189,074     10.7%     137,517      9.1%    100,513      7.4%
                                          ----------    ------  ----------    -----------------    ------
     Total Mortgage-Backed
         Securities and Loans Receivable
     (Before Net Items)                   $1,770,865    100.0%  $1,517,439    100.0% $1,353,141    100.0%
                                          ==========    ======  ==========    ====== ==========    ======
Loans by Type of Loan:
Real Estate:
Conventional:
  Loans on Existing Property              $  551,641     31.1%  $  530,603     34.9% $  463,211     34.2%
  Construction Loans:
   Commercial Real Estate Loans                    0      0.0%           0      0.0%         11      0.0%
   Commercial and Industrial Loans            10,141      0.6%      13,050      0.8%      7,944      0.6%
   Residential Loans                         406,650     23.0%     253,259     16.7%    214,433     15.8%
Insured or Guaranteed:
  Mortgage-Backed Securities                  29,680      1.7%      38,081      2.6%     36,152      2.8%
   FHA and VA Loans                           13,295      0.7%       9,963      0.7%     12,052      0.9%

Total Real Estate Loans                    1,011,407     57.1%     844,956     55.7%    733,803     54.3%

Consumer Loans                               580,525     32.8%     548,016     36.1%    526,769     38.9%

Business Loans                               178,933     10.1%     124,467      8.2%     92,569      6.8%
                                          ----------    -----   ----------    ----- -----------    -----
     Total Mortgage-Backed Securities
      and Loans Receivable
     (Before Net Items)                   $1,770,865    100.0%  $1,517,439    100.0% $1,353,141    100.0%
                                          ==========    ======  ==========    ====== ==========    ======


                                                          At December 31,
                                                         ----------------
                                                  1995                  1994
                                             Amount  Percent       Amount   Percent
                                             ------  -------       ------   -------
Loans by Type of Security:
First Mortgage Loans Secured by:
   Single-Family Units                    $  625,133   45.0%    $  583,345   47.1%
   2-4 Family Units                            1,885    0.1%         2,173    0.2%
   Over 4 Family Units                        18,946    1.4%        21,881    1.7%
Mortgage-Backed Securities                    49,089    3.6%        69,061    5.6%
Commercial Real Estate and
   Other Mortgage Loans                       46,137    3.3%        45,647    3.7%
Consumer Loans                               575,009   41.4%       474,465   38.3%
Business Loans                                72,146    5.2%        41,770    3.4%
                                          ----------  ------    ----------  ------
     Total Mortgage-Backed
         Securities and Loans Receivable
     (Before Net Items)                   $1,388,345  100.0%    $1,238,342  100.0%
                                          ==========  ======    ==========    =====
Loans by Type of Loan:
Real Estate:
Conventional:
  Loans on Existing Property              $  464,604   33.5%    $  450,935   36.4%
  Construction Loans:
   Commercial Real Estate Loans                6,835    0.5%         9,019    0.7%
   Business Loans                                  0    0.0%             0    0.0%
   Residential Loans                         207,957   15.0%       186,145   15.0%
Insured or Guaranteed:
  Mortgage-Backed Securities                  49,089    3.5%        69,061    5.6%
  FHA and VA Loans                            12,705    0.9%         6,947    0.6%

Total Real Estate Loans                      741,190   53.4%       722,107   58.3%

Consumer Loans                               575,009   41.4%       474,465   38.3%

Business Loans                                72,146    5.2%        41,770    3.4%
                                            --------  -----       --------  -----
     Total Mortgage-Backed Securities
      and Loans Receivable
     (Before Net Items)                   $1,388,345  100.0%    $1,238,342  100.0%
                                          ==========  ======    ==========    ====



Loan Portfolio Composition
(Continued)                                                       At December 31,
                                                                  ----------------
                                              1998         1997         1996         1995         1994
(Dollars in Thousands)                        ----         ----         ----         ----         ----
Total Loans Receivable                   $ 1,741,185  $ 1,479,358  $ 1,316,989  $ 1,339,256  $ 1,169,281
   (Before Net Items)

Less:
  Undisbursed Portion of Loans               200,732      110,629       84,173       72,511       78,588
  Deferred Income, Unearned Discounts,
      and Unamortized Premiums                (3,790)      (2,412)      (1,762)        (624)        (521)
  Allowance for Loan Losses                   25,700       22,414       18,768       16,234       12,525


Plus:
  Loan Valuation Adjustment
      for Acquisitions                             0            0            0            0          341
                                          ----------   ----------   ----------    ---------    ---------
Total Loans Receivable Before Mortgage-
   Backed Securities                       1,518,543    1,348,727    1,215,810    1,251,135    1,079,030

Plus:
   Mortgage-Backed Securities                 29,680       38,081       36,152       49,089       69,061
                                         -----------  -----------  -----------  -----------  -----------
Mortgage-Backed Securities and Loans
   Receivable - Net                      $ 1,548,223  $ 1,386,808  $ 1,251,962  $ 1,300,224  $ 1,148,091
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





                                                   At December 31,
                                                   ---------------
                               1998         1997         1996         1995         1994
                               ----         ----         ----         ----         ----
(Dollars in Thousands)
Residential Mortgage Loans
  Fixed Rates             $   230,955  $   189,323  $   166,968  $   186,885  $   157,706
  Adjustable Rates            737,500      602,835      512,965      491,681      494,090
                          -----------  -----------  -----------  -----------  -----------
     Total                $   968,455  $   792,158  $   679,933  $   678,566  $   651,796
                          ===========  ===========  ===========  ===========  ===========

Commercial Real Estate Loans
   Fixed Rates            $     6,855  $     6,099  $    17,213  $    11,948  $    15,770
   Adjustable Rates            25,956       33,649       28,713       50,676       54,541
                          -----------  -----------  -----------  -----------  -----------
     Total                $    32,811  $    39,748  $    45,926  $    62,624  $    70,311
                          ===========  ===========  ===========  ===========  ===========

Total Residential Mortgage and
  Commercial Real Estate Loans
   Fixed Rates            $   237,810  $   195,422  $   184,181  $   198,833  $   173,476
   Adjustable Rates           763,456      636,484      541,678      542,357      548,631
                          -----------  -----------  -----------  -----------  -----------
     Total                $ 1,001,266  $   831,906  $   725,859  $   741,190  $   722,107
                          ===========  ===========  ===========  ===========  ===========

Consumer Loans
  (Includes Home Equity Loans)
   Fixed Rates            $   437,267  $   395,423  $   368,697  $   411,030  $   307,136
   Adjustable Rates           143,258      152,593      158,072      163,979      167,329
                          -----------  -----------  -----------  -----------  -----------
     Total                $   580,525  $   548,016  $   526,769  $   575,009  $   474,465
                          ===========  ===========  ===========  ===========  ===========

Business Loans
   Fixed Rates            $    61,272  $    47,577  $         0  $     5,699  $     2,028
   Adjustable Rates           127,802       89,940      100,513       66,447       39,742
                          -----------  -----------  -----------  -----------  -----------
     Total                $   189,074  $   137,517  $   100,513  $    72,146  $    41,770
                          ===========  ===========  ===========  ===========  ===========

Total Mortgage-Backed Securities
   and Loans Receivable
   Fixed Rates            $   736,349  $   638,422  $   552,878  $   615,562  $   482,640
   Adjustable Rates         1,034,516      879,017      800,263      772,783      755,702
                          -----------  -----------  -----------  -----------  -----------
     Total                $ 1,770,865  $ 1,517,439  $ 1,353,141  $ 1,388,345  $ 1,238,342
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

     Residential originations amounted to $744 million in 1998, nearly double the level in 1997. Much of this increase resulted from the Bank's continued efforts to consolidate and centralize origination and servicing processes in its Commercial and Mortgage Banking Group. First Indiana strengthened its national presence by opening additional offices in the southeastern United States and aggressively pursued alternative delivery channels for its residential loans, including a telemarketing call center and wholesale alliances. First Indiana sold residential mortgage loans into the secondary market as part of the Bank's normal mortgage banking activity, resulting in pre-tax gains of $3.0 million during 1998. This compares with gains of $1.9 million in 1997.

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

     First Indiana's construction loans are made both to individuals and builders. These loans have terms ranging from six months to one year and include options for the home buyer to convert the loan to fixed- or adjustable-rate permanent financing. The interest rate on construction loans is generally one percent over the Bank's prime rate and adjusts upon changes in the prime rate. At December 31, 1998 and 1997, the Bank's gross construction loans outstanding equaled $407 million and $253 million, respectively.

     Commercial Loans.   First Indiana offers a variety of
commercial loans, primarily business loans and commercial real estate loans (including land development loans).

     Included in business loans are $38 million in land development loans, which are exclusively for the acquisition and development of land into individual single-family building lots. The interest rate on land development loans is generally one and one-quarter percent over the Bank's prime rate, which adjusts upon changes in the prime rate, and the term of these loans is generally 36 months.

     The following table presents the remaining maturities and rate sensitivity of residential construction and business loans.



                                                       Remaining Maturities
                                                       --------------------

                                  One Year    Over One Year           Over
                                  or Less     to Five Years        Five Years   Total      Percent
(Dollars in Thousands)            --------    -------------        ----------   -----      -------
Type of Loan:
Residential Construction      $     205,511     $10,548         $       -    $216,059       54.7 %
Business                            115,792      35,728            27,413     178,933       45.3
                              -------------     -------           -------    --------      -------
     Total                    $     321,303     $46,276         $  27,413    $394,992      100.0 %
                              =============     =======           =======    ========      =======
Rate Sensitivity:
Fixed Rate                    $       4,053     $32,374         $  24,844    $ 61,271       15.5 %
Adjustable Rate                     317,250      13,902             2,569     333,721       84.5
                              -------------     -------           -------    --------      -------
     Total                    $     321,303     $46,276         $  27,413    $394,992      100.0 %
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

     The following table shows, as of December 31, 1998 and 1997, outstanding multi-family and commercial real estate loans originated and purchased by First Indiana.



                                                 1998                 1997
(Dollars in Millions)                     Amount    Percent     Amount    Percent
Loans Originated                           $32.0     97.6        $38.7     97.5

Loans Purchased                              0.8      2.4          1.0      2.5
                                           -----     ----        -----     ----
                                           $32.8    100.0        $39.7    100.0
                                           =====    =====        =====    =====



     Consumer Lending.  As part of its strategy for growth, First
Indiana has increased its origination and purchase of consumer loans, primarily home equity loans and home equity lines of credit. At December 31, 1998, such loans totaled $580.5 million, of which $45,929,000 were held for sale, compared with $548.0 million, of which $24,828,000 were held for sale, at December 31, 1997. Much of the increase in 1998 occurred as the Bank aggressively pursued originations of products with loan-to-value ratios greater than 80 percent for sale into the secondary market. Additionally, First Indiana capitalized on alternative delivery channels for originations by utilizing a national network of originators and a telemarketing call center.

      Consumer loans generally have shorter terms and higher interest rates than residential loans but involve somewhat higher credit risks, particularly for unsecured lending. Of the $580.5 million of consumer loans outstanding at December 31, 1998, 97.5 percent were secured by first or second mortgages on real property, 0.6 percent was secured by deposits, and 1.9 percent were secured by personal property or were unsecured.

     First Indiana offers revolving lines of credit and loans secured by a lien on the equity in the borrower's home in amounts up to 100 percent of the appraised value of the real estate. For lines of credit at or below an 80 percent loan-to-value ("LTV") ratio, the interest rate is typically the Wall Street Journal prime rate plus one or two percent, depending on the amount of the loan. The interest rate rises in various increments as the LTV ratio increases. The highest rate charged is the Wall Street Journal prime rate plus 3.5 percent for lines of credit at a 100 percent LTV. At December 31, 1998, the Bank had approximately $300.1 million in home equity loans above 80 percent LTV. Monthly, holders of revolving lines of credit with up to an 80 percent LTV ratio are billed for interest at the daily periodic rate due on the daily loan balances for the billing cycle. Holders of revolving lines of credit above 85 percent LTV are required to pay at least two percent of the outstanding loan balance. At December 31, 1998, First Indiana had approved $252 million of 80 percent LTV lines of credit, of which $110 million were outstanding, compared with $237 million of such lines which had been approved at December 31, 1997, $114 million of which were outstanding.

     First Indiana also offers variable- and fixed-rate term home equity loans with up to a 100 percent LTV ratio. Borrowers of fixed-rate term loans make fixed payments over a term ranging from one to 15 years. Variable-rate term loans in excess of 80 percent LTV feature monthly payments equal to two percent of the outstanding loan balance.

     Until August 1994, First Indiana offered indirect auto lending through a network of dealers throughout the Midwest. The Bank discontinued this activity as part of its strategic plan to focus its resources on real estate lending activities in which management believes it can differentiate itself from the competition more effectively. The Bank completed the sale of approximately $32.8 million of its indirect automobile portfolio during the third quarter of 1996 at a loss of $898,000. The balances of First Indiana's installment loans were $10 million and $15 million at December 31, 1998 and 1997. This portfolio is expected to decline further, although First Indiana continues to offer direct automobile loans through its banking centers as an accommodation to its customers.
These loans will be made generally for terms of one to five years at variable and fixed rates of interest.

     First Indiana makes loans secured by deposits and overdraft loans in connection with its checking accounts. First Indiana also offers fixed-rate, fixed-term unsecured loans; and Visa credit cards through an agent.

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. First Indiana has endeavored to reduce certain of these risks by, among other things, employing individuals experienced in this type of lending and emphasizing prompt collection efforts. In addition, First Indiana adds general provisions to its loan loss allowance, in amounts determined to be adequate to cover loan losses inherent in the portfolio, at the time the loans are originated.

     Federal regulations limit the amount of consumer loans that savings institutions are able to originate and hold in their loan portfolios. First Indiana complies with such regulations, and the amount of its consumer loan portfolio is approximately $489 million below the maximum permitted.

     Origination, Purchase, and Sale of Loans. As a federally chartered savings bank, First Indiana has general authority to make real estate loans throughout the United States. At December 31, 1998, however, most of First Indiana's real estate loans receivable were secured by real estate located in Indiana. First Indiana also originates mortgage loans in Florida, Georgia, and North Carolina. The Bank originates home equity loans through consumer loan offices in those states and in Ohio and Illinois and in approximately 13 other states via an origination network of independent loan agents.

     Interest rates charged by First Indiana on its loans are affected primarily by the demand for such loans and the supply of money available for lending purposes. These factors are in turn affected by general economic conditions and such other factors as monetary policies of the federal government, including the Federal Reserve Board, the general supply of money in the economy, legislative tax policies, and governmental budgetary matters.

     Loan originations come from a number of sources. Residential loan originations are attributable primarily to referrals from real estate brokers, builders, and walk-in customers. Construction loan originations are obtained primarily by direct solicitation of builders and repeat business from builders. Multi-family and commercial real estate loan originations are obtained from previous borrowers and direct contacts with First
Indiana. Consumer loans come from walk-in customers, loan brokers, agents and originators. First Indiana aggressively solicits residential loans with a sales force that works with real estate brokers, agents and builders to obtain referrals.

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

     Servicing Activity. First Indiana's sale of whole loans and loan participations in the secondary market generates income and provides additional funds for loan originations. During 1998, the Bank identified and sold $187 million in out-of-market loan servicing at a gain of $1,438,000.

     At December 31, 1998, First Indiana serviced approximately
$909 million in loans and loan participations which it had sold. As of December 31, 1998, approximately $10.9 million in loans, or about 0.7 percent of First Indiana's mortgage-backed securities and loans receivable after net items, were serviced by others.

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

     Mortgage servicing rights are periodically evaluated for impairment by stratifying them based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), investor type (FHLMC, GNMA, private), term, and note rate. Impairment represents the excess of carrying value of an individual mortgage servicing rights stratum over its estimated fair value, and is recognized through a valuation allowance.

     Fair values for individual strata are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of loan servicing rights, and the related valuation allowance, to change significantly in the future. At December 31, 1998 and 1997, the balance of mortgage servicing rights included in other assets was $5,815,000 and $4,522,000, with a fair market value of $6,865,000 and
$5,867,000. The amounts capitalized in 1998, 1997 and 1996 were $3,891,000, $893,000 and $986,000, and the amounts amortized to loan servicing income were $1,823,000, $819,000 and $92,000. There was a valuation allowance at December 31, 1998 of $45,000, all of which was provided during 1998.

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

     The procedures for reviewing the quality of First Indiana's loans, the appropriateness of loan and REO classifications, and the adequacy of loan and REO loss allowances fall within the purview of First Indiana's Board of Directors. To manage these tasks, the Board of Directors has established a two-tiered asset review system. Under this system, standing management committees regularly discuss and review potential losses on all loans and REO and the adequacy of First Indiana's loan and REO loss allowances. Recommendations on the allowances are forwarded to the Investment Committee of First Indiana's Board of Directors for approval each quarter, then presented to the full Board of Directors for approval and ratification. Management committees also recommend loan and REO classifications which, if approved by the Investment Committee of the Board of Directors, are referred to the full Board for final approval and ratification.

     The second part of First Indiana's asset review system is managed by an independent chief credit officer appointed by the Board of Directors. The chief credit officer makes an independent evaluation of First Indiana's portfolio and management's recommendations on allowances for loan and REO losses. He regularly reviews these recommendations with the Corporation's Chairman and the Chairman of the Executive Committee of the Board of Directors. These meetings give the chief credit officer a forum for discussing asset quality issues with members of the Board of Directors. This system provides an independent review and assessment of management's recommendations about loan and REO classifications and loss allowances. This entire process is subject to the continual review and approval by the Board of Directors.

     An allowance for loan and lease losses ("ALLL") is established for each significant loan portfolio of the Bank in an amount adequate to absorb the losses inherent within each loan portfolio. The ALLL is segmented into three major components based on the credit characteristics of the underlying loans within each loan portfolio: Special Mention Loans, Classified Loans and Pass Loans (loans not rated Special Mention or Classified).

     A Risk Rating Analysis (loan grade) is completed on all loans that exceed a minimum loan amount threshold for the asset specific loan portfolios, namely, construction, business, commercial real estate and land development lending. The Risk Rating Analysis is an eight grade system with five pass grades. The final three grades, Special Mention, Substandard and Doubtful correlate to the Office of Thrift Supervision's criticized assets. The loans with a grade of Special Mention or worse exhibit or may exhibit certain defined weaknesses which, if left uncorrected, may jeopardize the full repayment of the loan. These loans pose a higher level of risk to the Bank than the loans in a Pass grade. Therefore, loans with a grade of Special Mention, Substandard or Doubtful are assigned a Target Reserve within the ranges established by the Office of Thrift Supervision ("OTS").

     For the homogeneous loan portfolios and the asset specific loan portfolios where the loan amount is less than the minimum threshold established for that portfolio, when a loan becomes contractually delinquent 90 days in either interest or principal, the loan in considered non-accrual and is classified as Substandard. All other loans within these portfolio segments are considered pass loans. For the asset specific loan portfolios, a loan is considered non-accrual based on the specific circumstances but in no event later than a contractual delinquency of 90 days in either interest or principal.

     The determination of the required ALLL (the "Target Reserve") for Pass Loans is based on two different analyses of the empirical data for each loan portfolio over the preceding 36 months. The first analysis, the Trend Forecast, consists of linear and non-linear regression analysis of the loans outstanding, the level and trend of delinquencies and the level and trend of net charge-offs for the portfolio. The second analysis, the Formula Calculation, is completed for each loan portfolio and is based on the correlation of the level of loans delinquent 60 days or more to the level of net charge-offs. The result of each analysis is the projected level of net charge-offs for the next twelve months for the individual loan portfolio.

     Due to the potentially positive impact to net charge-offs of other factors specific to a loan portfolio's performance and for new loan products within a loan portfolio, a Policy Limit is established for each loan portfolio. The Policy Limit represents the minimum level of loss established for each portfolio and is based on historical losses for the Bank's loan portfolios in conjunction with expected losses for similar loan types within the Bank's loan portfolio.

     The greater of the Policy Limit, Trend Forecast or Formula Ratio for each loan portfolio is set as the Base Reserve for that portfolio. The Base Reserve is then adjusted for factors that may influence the loan portfolio's actual net charge-offs. The final adjusted Base Reserve is equal to the Target Reserve for the Pass Loans for an individual loan portfolio.

     The regulatory classification of loans and determination of non-accrual status is completed each month. The determination of the Target
Reserve for the pass portfolio using the analyses discussed above is completed on a quarterly basis and the Target Reserve adjusted accordingly.

     In addition to the ALLL established for each loan portfolio, the Bank maintains an unallocated ALLL to cover the residual losses inherent in the loan portfolio. As discussed above, the Target Reserve for the Pass Loans is established for a 12-month period. A residual loss is the inherent loss within the loan portfolio over the life of the loans in the portfolio.

     Management believes that First Indiana's current loan and REO loss allowances are sufficient to absorb potential losses which are inherent in the loan portfolio; however, there can be no assurance that additional allowances will not be required or that the amount of any such allowances will not be significant. In addition, various regulatory agencies, as an integral part of their examinations, periodically review these allowances and may require First Indiana to recognize additions to the allowances based on their judgment about information available at the time of their examination. No such additions were required by the OTS in their most recent examinations of First Indiana.

     The Investment Committee of First Indiana's Board of Directors is responsible for monitoring and reviewing First Indiana's liquidity and investments. The Investment Committee approves investment policies and meets quarterly to review transactions. Credit risk is controlled by limiting the number and size of investments and by approving the brokers and agents through which investments are made.

     Regulatory Classification of Assets. Federal regulations require that each savings institution regularly classify its own assets. In addition, in connection with examinations of savings institutions, the OTS and the FDIC examiners have authority to identify problem assets and, if appropriate, to require them to be classified.

     There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a significant possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuation as an asset of the savings institution is not warranted.

     Assets classified as Substandard or Doubtful require the savings institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the savings institution must either establish specific allowances for loan losses in the amount of 100 percent of the portion of the asset classified Loss or charge off such amount. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

     On the basis of management's review of its assets as of December 31, 1998 on a net basis, First Indiana had classified $31.8 million as Substandard, compared with $33.4 million and $36.7 million at December 31, 1997 and 1996, respectively. The amount of First Indiana's Doubtful and Loss loans at each such date was immaterial.

     Non-Performing Assets. First Indiana categorizes its non-performing assets into four categories: Non-Accrual Loans, Impaired Loans, Restructured Loans, and Real Estate Owned.

     First Indiana places loans on non-accrual status when payments of principal or interest become 90 days or more past due, or earlier when an analysis of a borrower's creditworthiness indicates that payments could become past due. Total non-accrual loans were $17.2 million at December 31, 1998, compared with $18.4 and $15.4 million at December
31, 1997 and 1996, respectively.

     Loans are classified as impaired when an analysis of a borrower's creditworthiness indicates it is unlikely that the borrower can meet contractual obligations for principal and interest repayments.

     Loan modifications classified as troubled debt restructuring amounted to $6.9 million at December 31, 1996. Management modified the payment terms, interest rates, and contractual maturities of these loans with the objective of improving the likelihood of recovery of First Indiana's investment. These loans were repaid in 1997.

     REO is generally acquired by deed in lieu of foreclosure and is carried at the lower of cost (the unpaid balance at the date of acquisition plus foreclosure and other related costs) or fair market value. A review of REO properties, including the adequacy of the loss allowance and decisions whether to charge off REO, occurs in conjunction with the review of the loan portfolios.

     First Indiana has carefully managed its loan portfolio, including its non-performing assets, to reduce exposure to the commercial real estate loan sector and to diversify its assets geographically and by type of loan. Accordingly, First Indiana has not experienced the difficulties faced by savings institutions which have had concentrations in areas of the country most adversely affected by economic cycles. First Indiana's non-performing assets fell in 1998 to $19.9 million at December 31, 1998 from $22.8 million one year earlier.

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

     As required by SFAS No. 115, Accounting for Certain
Investments in Debt and Equity Securities, First Indiana continually reassesses the classification of securities as either available-for-sale or held-to-maturity. During the third quarter of 1998, management changed its positive intent to hold held-to-maturity investments and mortgage-backed securities. Accordingly, the entire portfolios of mortgage-backed securities with an amortized cost of $19,274,000 and investment securities with an amortized cost of $5,243,000 were transferred from held-to-maturity to available-for-sale. At the time of the transfer, these mortgage-backed securities and investment securities had unrecognized gains of $374,000 and $86,000, respectively, which were recognized as a separate component of accumulated other comprehensive income. Management elected to transfer these securities which had been previously designated as held-to-maturity.

     At December 31, 1998, First Indiana's investments totaled
$113.3 million, or 6.31 percent of total assets, and consisted primarily of U.S. Treasury and agency obligations, corporate debt securities and asset-backed securities. For additional information concerning investments held by the Corporation at certain dates, see the Corporation's Consolidated Financial Statements, including Note 2 thereto.

     First Indiana also purchased mortgage-backed securities available for sale in 1998. At December 31, 1998, these mortgage-backed securities totaled $29.7 million, or 1.65 percent of total assets. For additional information concerning mortgage-backed securities held by the Corporation, see the Corporation's Consolidated Financial Statements, including Notes 2 and 3 thereto.

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

     Deposits. First Indiana has a wide variety of deposit programs designed to attract both short-term and long-term deposits from the general public. These deposit accounts include passbook accounts, non-interest-bearing consumer and commercial demand accounts, NOW accounts, and money market checking accounts, as well as fixed-rate certificates and money market accounts. In 1999, First Indiana plans to continue to increase consumer and commercial checking accounts and certificates of deposit in an effort to reduce funding costs and strengthen core deposits.

     The following table shows the distribution of First Indiana's deposits by interest-rate categories at each of the dates indicated:


                                            At December 31,
(Dollars in Thousands)               1998        1997       1996

Rate
Under 3.00%                        $551,421    $205,265   $259,798

3.00 - 5.00                         217,244     385,859    110,786

5.01 - 7.00                         457,988     493,012    689,390

7.01 - 9.00                             756      23,032     35,156

9.01 - 11.00                            509         387        356

                                  ---------   ---------  ---------
                                 $1,227,918  $1,107,555 $1,095,486


     The following table reflects the increase (decrease) in deposits for various types of deposit programs offered by First
Indiana for each of the periods indicated:

                                                 At December 31,
                                       1998          1997         1996
(Dollars in Thousands)
NOW Checking and
Non-Interest-Bearing
Deposits                             $ 41,210      $ 13,342     $ 12,300

Money Market
Checking                               (1,858)       (9,106)      (2,344)

Passbook and
Statement Savings                      63,052        (1,056)      55,252

Money Market Savings                     (661)       (2,914)      (4,495)

Jumbo Certificates of
$100 or More                           49,232        23,358      (23,067)

Fixed-Rate Certificates               (30,612)      (11,555)     (79,140)
                                     --------      --------     --------
Net Increase (Decrease)              $120,363      $ 12,069     $(41,494)
                                     ========      ========     ========



      First Indiana's jumbo certificates of $100,000 or more at December 31, 1998, the maturities of such deposits, and the percentage of total deposits represented by these certificates are set forth in the table below:


                                                Over
                                                Three
                               Three          Months to      Over Six
                               Months or         Six         Months to     Over One               Percent of
                               Less             Months       One Year      Year          Total    Deposits
(Dollars in Thousands)         ---------      ----------     ---------     ----          -----    --------
Jumbo Certificates of $100
 or More                        $59,272        $26,234        $42,861      $41,621      $169,988   13.84%



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

     The FHLB prescribes the acceptable uses for advances and imposes size limits on them. Acceptable uses have included expansion of residential mortgage lending and short-term liquidity needs. Depending on the program, limitations on the amount of advances are generally based on the FHLB's assessment of the institution's creditworthiness. At December 31, 1998, First Indiana had $327.2 million in FHLB advances (18.22 percent of total assets), with a weighted average rate of 5.44 percent.

     First Indiana also enters into repurchase agreements as a short-term source of borrowing, but only with registered government securities dealers.

     The following table sets forth certain information regarding repurchase agreements and federal funds purchased (short-term borrowings) at and for the years ended on the dates indicated.



                                                                         At December 31,
                                                                1998           1997         1996

(Dollars in Thousands)
Highest Month-End Balance of Short-Term Borrowings
During the Year                                               $62,620        $84,896      $39,651

Average Month-End Balance of Short-Term Borrowings
During The Year                                                51,166         38,899       18,133

Weighted Average Interest Rate of Short-Term Borrowings
During the Year                                                 5.29%          5.45%        5.41%

Weighted Average Interest Rate of Short-Term Borrowings
at End of the Year                                              4.81           5.48         5.19



Regulatory Capital

     Risk-Based Capital. Savings institutions are required to have risk-based capital of eight percent of risk-weighted assets. At December, 31, 1998, First Indiana's risk-based capital was $155.8 million, or 11.24 percent of risk-weighted assets. Risk-based capital is defined as common equity, less goodwill, the excess portion of land loans with a loan-to-value ratio of greater than 80 percent, and investments in non-mortgage-lending-related subsidiaries, plus general allowances for loan losses. Risk-weighting of assets is derived from assigning one of four risk-weighted categories to an institution's assets, based on the degree of credit risk associated with the asset. The categories range from zero percent for low-risk assets (such as United States Treasury securities) to 100 percent for high-risk assets (such as real estate owned). The carrying value of each asset is then multiplied by the risk-weighting applicable to the asset category. The sum of the products of the calculation equals total risk-weighted assets.

     Core Capital. Savings institutions are also required to maintain a minimum leverage ratio, under which core (Tier One) capital must equal at least three percent of total assets, but not less than the minimum required by the Office of the Comptroller of the Currency (the "OCC") for national banks, which minimum currently stands at four percent. First Indiana's primary regulator, the OTS, is expected to adopt the OCC minimum. The components of core capital are the same as those set by the OCC for national banks, and consist of common equity, plus non-cumulative preferred stock and minority interest in consolidated subsidiaries, minus certain intangible assets, including purchased loan servicing. At
December 31, 1998, First Indiana's core capital and leverage ratio were $140.0 million and 7.80 percent.

     Tangible Capital. Savings institutions must also maintain minimum tangible capital of 1.5 percent of total assets. First Indiana's tangible capital and tangible capital ratio at December 31, 1998, were $140.0 million and 7.80 percent respectively.

     Capital Regulations. The OTS has minimum capital standards that place savings institutions into one of five categories, from "critically undercapitalized" to "well-capitalized," depending on levels of three measures of capital. A well-capitalized institution as defined by the regulations has a total risk-based capital ratio of at least ten percent, a Tier One (core) risk-based capital ratio of at least six percent, and a leverage
(core) risk-based capital ratio of at least five percent. At December 31, 1998 First Indiana was classified as "well-capitalized."

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

     The OTS issued this final rule to implement the portions of
Section 305 of the Federal Deposit Insurance Corporation Improvement
Act of 1991, which requires the agencies to revise their risk-based capital standards for insured depository institutions to ensure that those standards take adequate account of concentration of credit risk and the risks of nontraditional activities. The final rule amends the risk-based capital standards by explicitly identifying concentration of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy. Based on its interest-rate risk at December 31, 1998, First Indiana was not required to add to its risk-based capital under the new regulation.

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

     Almost all of the assets and liabilities of a savings institution are monetary, which limits the usefulness of data derived by adjusting a savings institution's financial statements for the effects of changing prices.

Regulation

Federal Deposit Insurance Corporation Improvement Act of
1991

     The Federal Deposit Insurance Corporation Improvement Act of
1991 ("FDICIA"), contains various provisions intended to recapitalize the Bank Insurance Fund and enacts a number of regulatory reforms that affect all insured depository institutions, regardless of the insurance fund in which they participate. Among other things, FDICIA grants the OTS broader regulatory authority to take prompt corrective action against insured institutions that do not meet capital requirements, including placing severely under-capitalized institutions into conservatorship or receivership. Since First Indiana exceeded all capital requirements at December 31, 1998, these provisions are not expected to have an impact on its operations.

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

     At December 31, 1998, the qualified thrift investment percentage test for First Indiana was near 86 percent. First Indiana complies with the new QTL test as revised upon enactment of FDICIA.

     Liquidity. Under applicable federal regulations, savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain banker's acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of withdrawable deposits plus short-term borrowings. Under HOLA, this liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of four percent to ten percent, depending upon economic conditions and the deposit flows of member institutions. The Bank's liquidity ratio at December 31, 1998 was 8.00 percent. In 1997, the OTS lowered the liquidity requirement to four percent of net withdrawable assets, simplified the definition of net withdrawable assets, and eliminated a separate requirement for short-term liquidity. At December 31, 1998, First Indiana was in compliance with these liquidity requirements.

     Loans-to-One-Borrower Limitations. HOLA generally requires savings institutions to comply with the loans-to-one-borrower limitations applicable to national banks. In general, national banks may make loans to one borrower in amounts up to 15 percent of the bank's unimpaired capital and surplus, plus an additional 10 percent of capital and surplus for loans secured by readily marketable collateral. At December
31, 1998, First Indiana's loan-to-one borrower limitation was approximately $23.4 million, and no loans to a single borrower exceeded that amount.

     Commercial Real Property Loans. HOLA limits the aggregate amount of commercial real estate loans that a federal savings institution may make to an amount not in excess of 400 percent of the savings institution's capital. First Indiana was in compliance with the commercial real property loan limitation at December 31, 1998.

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

     Limitation of Equity Risk Investments. Under applicable regulations, First Indiana is generally prohibited from investing directly in equity securities and real estate (other than that used for offices and related facilities or acquired through, or in lieu of, foreclosure or on which a contract purchaser has defaulted). In addition, OTS regulations limit the aggregate investment by savings institutions in certain equity risk investments including equity securities, real estate, service corporations and operating subsidiaries and loans for the purchase of land and construction loans made after February 27, 1987 on non-residential properties with loan-to-value ratios exceeding 80 percent. At December
31, 1998, First Indiana was in compliance with the equity risk investment limitations.

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

     In the third quarter of 1996, the FDIC levied an industry-wide special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), which insures First Indiana's customers' deposits. The Bank incurred a one-time pre-tax charge to earnings of $6,749,000 to comply with this assessment. Beginning January 1, 1997, deposit insurance premiums between $.00 and $.27 per $100 of deposits are in effect, based on the same nine-category rating system discussed in the previous paragraph. The Deposit Insurance Funds Act of 1996 ("Funds Act") also separated, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the SAIF assessment. As part of the deposit insurance assessments, institutions pay a FICO assessment for debt service requirements. The FICO assessment rate is subject to change on a quarterly basis, depending on the debt service requirements. First Indiana most recently paid $.0610 per $100 of deposits to comply with this assessment.

     First Indiana was a well-capitalized institution throughout 1998, and paid no deposit insurance premiums other than the FICO assessment. Because it is well-capitalized, First Indiana will continue to pay no deposit insurance premiums in 1999, but these premiums could increase in the future if the aggregate SAIF premiums paid by all SAIF-insured institutions do not equal or exceed 1.25% of insurable deposits.

     Community Reinvestment Act. Ratings of savings institutions under the Community Reinvestment Act of 1977 ("CRA") must be disclosed. The disclosure includes both a four-tier descriptive rating using terms such as satisfactory and unsatisfactory and a written evaluation of each institution's performance. Also, the FHLB is required to adopt regulations establishing standards of community investment and service for members of the FHLB System to meet to be eligible for long-term advances. Those regulations are required to take into account a savings institution's CRA record and the member's record of lending to first-time home buyers. At December 31, 1998, the Bank's rating was "outstanding". The Bank intends to maintain its long-standing record of community lending and to meet or exceed the CRA standards under FIRREA.

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

     Section 22(h) of the Federal Reserve Act imposes restrictions on loans to executive officers, directors and principal shareholders. Under
Section 22(h), loans to an executive officer or to a greater than 10 percent shareholder of a savings institution, or certain affiliated entities of either, may not exceed the institution's loan-to-one-borrower limit when considered with all other outstanding loans to such person and affiliated entities. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and greater than 10 percent shareholders of a savings institution and their respective affiliates, unless the loan is approved in advance by a majority of the board of directors of the institution with any interested director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person) for which such prior board of director approval is required, as the greater of $25,000 or 5 percent of capital and surplus (up to $500,000). First
Indiana was in compliance with these regulations at December 31, 1998.

Federal Home Loan Bank System

     The Federal Home Loan Bank System ("FHLB") consists of 12 regional Banks, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLB provides a central credit facility for member savings institutions. As a member of the FHLB, First Indiana is required to own shares of capital stock in the FHLB in an amount at least equal to one percent of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB, whichever is greater. As of December 31, 1998, First Indiana was in compliance with this requirement.

Federal Reserve System

     The Federal Reserve Board has adopted regulations that require savings institutions to maintain non-earning reserves against their transaction accounts (primarily NOW and regular checking accounts) and non-personal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than one and one-half years. At December 31, 1998, First Indiana was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the Director of the OTS.
Because required reserves must be maintained in the form of vault cash or non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

Federal Securities Law

     The stock of the Corporation is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of
1934 (the "Exchange Act"). The Corporation will be subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     Corporation stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Corporation may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Corporation meets specified current public information requirements, each affiliate of the Corporation is able to sell in the public market, without registration, a limited number of shares in any three-month period.

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

     The Federal Financial Institutions Examination Council (the
"FFIEC") has adopted all provisions of SFAS 109 for regulatory reporting purposes, including those provisions related to deferred tax assets.
However, the FFIEC agencies have imposed a limitation on the amount of net deferred tax assets that may be included in the calculation of regulatory capital. The limitation requires an institution to deduct from capital, when computing its regulatory capital ratios, any amount of net deferred tax asset that is not supported by the sum of the carryback potential of the institution plus the lower of the next twelve months' estimated earnings or ten percent of Tier 1 capital. At December 31, 1998, First Indiana met all the above requirements and had no adjustments to regulatory capital.

     As a result of a routine tax audit, the IRS adjusted certain income taxes owed by First Indiana for the years ended December 31, 1985 and 1986. The adjustments involved the timing of First Indiana's deduction of interest expense paid on customers' certificate of deposit accounts. First Indiana paid the taxes and interest and subsequently filed for a refund of these amounts. A settlement was reached, which the Bank received in 1997. The Internal Revenue Service has examined the tax returns of First Indiana through 1996.

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

     One Investment Corporation. One Investment Corporation is a wholly owned subsidiary formed in January, 1999 to engage in the purchase and sale of loan participations originated both by First Indiana and by others in the secondary market.

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

Employees

     At December 31, 1998, the Corporation and its subsidiaries employed 752 persons, including part-time employees. Management considers its relations with its employees to be excellent. None of these employees is represented by any collective bargaining group.

     The Corporation and its subsidiaries currently maintain a comprehensive employee benefit program providing, among other benefits, a qualified pension plan, a 401(k) plan, medical reimbursement accounts, hospitalization and major medical insurance, paid sick leave, short-term and long-term disability insurance, life insurance, an employees' stock purchase plan, tuition reimbursement, and reduced loan rates for employees who qualify.

Item 2. Properties

     At December 31, 1998, the Corporation operated through 27 full-service banking centers and 14 loan origination offices in addition to its
headquarters and operations locations.    The Corporation leases its
headquarters location, 10 of the branches and 13 of the origination offices, and owns the remaining locations. The aggregate carrying value at December 31, 1998 of the properties owned or leased, including headquarters properties and leasehold improvements at the leased offices, was $18.5 million. See Note 6 to the Corporation's Consolidated Financial Statements. The carrying value of First Indiana's data processing equipment at December 31, 1998 was $1.7 million.

Item 3. Legal Proceedings

     There are no pending legal proceedings to which the Corporation or any subsidiary was a party or to which any of their property is subject other than litigation which, in the opinion of management, is not material to the Corporation's business, operations, or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Corporation's security holders during the three months ended December 31, 1998.

                Part II

Item 5. Market for the Registrant's Common Equity and Related
Shareholder Matters

     The information required by this item is incorporated by reference from page 47 of the Corporation's 1998 Annual Report under the heading, "Corporate Information."

     For restrictions on the Corporation's present or future ability to pay dividends, see Note 11 of "Notes to Consolidated Financial
Statements" on page 37 - 39 of the Corporation's 1998 Annual Report, which is incorporated herein by reference.

     The Corporation paid a cash dividend of $.12 per share outstanding in each quarter of 1998 and $.10 per share outstanding in each quarter of 1997, as adjusted for a six-for-five stock dividend on March 6, 1998.

Item 6. Selected Financial Data

     The information required by this item is incorporated by reference to page 23 of the Corporation's 1998 Annual Report from the material under the heading "Five-Year Summary of Selected Financial Data."


Item 7. Management's Discussion and Analysis of Financial
Condition and Results of
Operations

     The information required by this item is incorporated by reference to pages 12 - 22 of the Corporation's 1998 Annual Report from the material under the heading "Financial Review."


Item 7A. Quantitative and Qualitative Disclosures About Market
Risk

The information required by this item is incorporated by reference to page 22 of the Corporation's 1998 Annual Report from the material under the heading "Disclosures About Market Risk."

 Item 8. Financial Statements and Supplementary Data

     The Corporation's Consolidated Financial Statements and Notes to Consolidated Financial Statements at December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998 are incorporated by reference to pages 24 - 46 of the Corporation's 1998 Annual Report. The Corporation's unaudited quarterly financial data for each of the years in the two-year period ended December 31, 1998 is incorporated by reference to Note 15 of "Notes to Consolidated Financial Statements" on page 43 of the Corporation's 1998 Annual Report.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     None.

                Part III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item with respect to the directors is incorporated by reference to pages 5-7 and page 19 of the Corporation's Proxy Statement dated March 11, 1999 under the heading "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting
Compliance."

     The following table sets forth information about the executive officers of the Corporation and the Bank who are not directors of the Corporation or the Bank. All executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.



                                                                                   Year First
     Name                      Position                         Age             Elected Officer
   -------------              -------------                   -------           ---------------
David L. Gray              Vice President and Treasurer         55                 1981
                           of the Corporation; Chief
                           Financial Officer, Treasurer,
                           and Senior Vice President,
                           Financial Management
                           Group of the Bank

David A. Lindsey           Senior Vice President,               48                 1983
                           Consumer Finance Group
                           of the Bank;

Merrill E. Matlock         Senior Vice President,               49                 1984
                           Commercial and Mortgage
                           Banking Group of the Bank

Timothy J. O'Neill         Senior Vice President,               51                 1972
                           Correspondent Banking
                           Services Group of the Bank

Edward E. Pollack          Senior Vice President,               50                 1998
                           Technology and Operations
                           Group of the Bank

Kenneth L. Turchi          Senior Vice President, Retail        40                 1987
                           Banking, Marketing, and Strategic
                           Planning Group of the Bank




     David L. Gray has been with the Bank since July 1981, and currently serves as the Corporation's vice president and treasurer, and the Bank's chief financial officer, treasurer, and senior vice president, Financial Management Group. He also serves as the chairman of the Bank's Asset/Liability Committee.

     David A. Lindsey has been with the Bank since January 1983, serving as the Bank's senior vice president, Consumer Finance Group. He oversees the Bank's national consumer sales force.

     Merrill E. Matlock is senior vice president of the Bank's
Commercial and Mortgage Banking Group. He is responsible for the Bank's residential, construction, business, and commercial real estate lending. Mr. Matlock has worked for First Indiana since 1984 and was most recently first vice president of the construction lending department.

     Timothy J. O'Neill has been with the Bank since 1970. He currently serves as the Bank's senior vice president, Correspondent Banking Services Group. As part of his current responsibilities, he develops relationships with smaller community banks to provide private label products and services to their customers.

     Edward E. Pollack joined the Bank in 1998, and offers many years of experience in operations and technology at the nation's largest guarantor of student loans. He is serving as senior vice president, Technology and Operations Group.

     Kenneth L. Turchi joined First Indiana in September 1985 and currently serves as senior vice president, Retail Banking, Marketing, and Strategic Planning Group. His duties include strategic planning, marketing, advertising, market research, investor and public relations, telemarketing, and supervision of retail banking center sales and operations.

Item 11. Executive Compensation.
     The information required by this item with respect to executive compensation is incorporated by reference to pages 9-18 of the material under the heading "Executive Compensation" in the Corporation's Proxy Statement.

     During 1997, the Corporation effected change-of-control arrangements with its key officers. The full text of these arrangements can be found in Exhibits 10(j) and 10(k) of the 1997 Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

     The information required by this item is incorporated by reference to pages 1-7 of the material under the heading "Proxy Statement" and "Proposal No 1: Election of Directors" in the Corporation's Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to page 8 of the material under the heading "Certain
Transactions" in the Corporation's Proxy Statement.

                 Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

a.   The following documents are filed as part of this report:

                                                        1998 Annual
                                                        Report
                                                        (Exhibit 13)
    Financial Statements                                Page(s)
    --------------------                                ------------

Consolidated Balance Sheets as of
  December 31, 1998 and 1997                                 24

Consolidated Statements of Earnings
   for the Years Ended December 31, 1998, 1997 and 1996      25

Consolidated Statements of Shareholders' Equity
   for the Years Ended December 31, 1998, 1997 and 1996      26

Consolidated Statements of Cash Flows
   for the Years Ended December 31, 1998, 1997 and 1996      27

Notes to Consolidated Financial Statements                 28-45

Independent Auditors' Report                                 46

Exhibits
Refer to list of exhibits on pages                           29-30

b.   Reports on Form 8-K
     No Reports on Form 8-K were filed during the three months ended December 31, 1998.

c. The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit index on pages 29-30.

d.   Financial Statement Schedules required by Regulation S-X.

          None

               Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDIANA CORPORATION

By:/s/ Owen B. Melton, Jr.
     Owen B. Melton, Jr.
     President and Chief Operating Officer
     Date: March 18, 1999

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                 Officers


By: /s/Robert H. McKinney                   By: /s/David L. Gray
     Robert H. McKinney                         David L. Gray
     Chairman and Chief                         Vice President and
       Executive Officer                           Treasurer
     Date: March 18, 1999                       Date: March 18, 1999

                                 Directors


By: /s/Gerald L. Bepko                      By: /s/Robert H. McKinney
    Gerald L. Bepko                             Robert H. McKinney
    Date: March 18, 1999                        Date: March 18, 1999

By: /s/Andrew Jacobs, Jr.                   By: /s/Owen B. Melton, Jr.
    Andrew Jacobs, Jr.                          Owen B. Melton, Jr.
    Date: March 18, 1999                        Date: March 18, 1999

By: /s/Marni McKinney                       By: /s/Phyllis W. Minott
    Marni McKinney                              Phyllis W. Minott
    Date: March 18, 1999                        Date: March 18, 1999

By: /s/John W. Wynne                        By: /s/Michael L. Smith
    John W. Wynne                               Michael L. Smith
    Date: March 18, 1999                        Date: March 18, 1999

By: /s/H.J. Baker
    H.J. Baker
    Date: March 18, 1999


Exhibit Index

                                                                                         Page(s)
Exhibit                                                                                 (by Sequential
Number                                                                                   Numbering System)



3(a)       Articles of Incorporation and Bylaws of First Indiana Corporation            10-K 31

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

10(a)      First Indiana Bank  1997 Long-Term Management Performance Incentive
           Plan, incorporated by reference to Exhibit 10(a) of the Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1997

10(b) First Indiana Corporation 1991 Stock Option and Incentive Plan, incorporated by reference to Exhibit A of the Registrant's March 20, 1991 Proxy Statement, Pages A-1 to A-8.

10(c) First Indiana Corporation 1998 Stock Incentive Plan, incorporated by reference to Exhibit 10(c) of the Registrant's Annual Report on Form
           10-K for the year ended December 31, 1997

10(d) First Indiana Corporation 1992 Director Stock Option Plan, incorporated by reference to Exhibit A of the Registrant's March 13, 1992 Proxy Statement, Pages A-1 to A-3.

10(e) First Indiana Corporation 1992 Stock Option Plan, incorporated by reference to Exhibit A of the Registrant's March 12, 1993 Proxy
           Statement, pages 15 to 19.

10(f)      First Indiana Corporation Supplemental Benefit Plan effective May 1,
           1997, incorporated by reference to Exhibit 10(f) of the Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1997.

10(g) First Indiana Corporation Supplemental Benefit Plan Agreement effective May 1, 1997 between Registrant and Robert H. McKinney, incorporated by reference to Exhibit 10(g) of the Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1997.



10(h) First Indiana Corporation Supplemental Benefit Plan Agreement effective May 1, 1997 between Registrant and each of Owen B.
           Melton, Jr. and Marni McKinney, incorporated by reference to Exhibit
           10(h) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10(i)      Supplemental Benefit Plan Agreement effective May 1, 1997 between
           First Indiana and each of David L. Gray, David A. Lindsey, Merrill E.
           Matlock, Timothy J. O'Neill, and Kenneth L. Turchi, incorporated by reference to Exhibit 10(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10(j) Form of Employment Agreement between Registrant and each of Robert H. McKinney, Owen B. Melton, Jr. and Marni McKinney, incorporated by reference to Exhibit 10(j) of the Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1997.

10(k)      Form of Employment Agreement between First Indiana and each of
           David L. Gray, David A. Lindsey, Merrill E. Matlock, Timothy J.
           O'Neill and Kenneth L. Turchi, incorporated by reference to Exhibit
           10(k) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

13         1998 Annual Report.                                                          10-K 54


21         Subsidiaries of First Indiana Corporation and First Indiana Bank.            10-K 106

22         Definitive Proxy Statement relating to the 1999 Annual Meeting of
           Shareholders.                                                                10-K 107

23         Consent of KPMG Peat Marwick LLP.                                            10-K 131

27         Financial Data Schedule.                                                     10-K 133
