Form 10-Q
period 1999-03-31
FIRST INDIANA CORP
filed 1999-05-12
CIK 789670

United States Securities and Exchange Commission
           Washington, D.C.  20549
                  Form 10-Q
(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
 For the quarterly period ended March 31, 1999

                      or

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


Common Stock, par value $0.01 per share                 12,627,761 Shares
            Class                                    Outstanding at 4/30/99

   FIRST INDIANA CORPORATION AND SUBSIDIARIES
                   FORM 10-Q
                     INDEX



                                                           Page

Part I      Financial Information                            3

Item 1.     Financial Highlights

            Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as
            of March 31, 1999 and December 31, 1998          4

            Condensed Consolidated Statements of
            Earnings for the Three Months
            Ended March 31, 1999 and 1998                    5

            Condensed Consolidated Statements of
            Shareholders' Equity for the Three Months
            Ended March 31, 1999                             6

            Condensed Consolidated Statements of Cash
            Flows for the Three Months Ended
            March 31, 1999 and 1998                          7

            Notes to Condensed Consolidated Financial
            Statements                                       8

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      11

Item 3.     Disclosures About Market Risk                   19


Part II     Other Information                               20

            Signatures                                      21


FINANCIAL HIGHLIGHTS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                           For the Three Months Ended
                                                     March 31,

                                               1999           1998
Total Interest Income                 $      34,287  $      33,130
Total Interest Expense                       17,799         17,437
Net Earnings                                  4,630          4,418

Basic Earnings Per Share                       0.37           0.35
Diluted Earnings Per Share                     0.36           0.33
Dividends Per Share                            0.13           0.12

Net Interest Margin                            3.82 %         3.99 %
Net Interest Spread                            3.18           3.27
Return on Average Equity                      11.10          11.39
Return on Average Assets                       1.03           1.08
Average Shares Outstanding               12,679,940     12,717,703
Average Diluted Shares Outstanding       12,925,995     13,311,207


                                                At March 31,

                                            1999           1998
Assets                                $   1,826,565  $   1,687,938
Loans-Net                                 1,547,263      1,394,604
Deposits                                  1,305,728      1,192,424
Shareholders' Equity                        167,301        156,317
Shareholders' Equity/Assets                    9.16 %         9.26 %
Shareholders' Equity Per Share        $       13.21  $       12.27
Market Closing Price                          19.00          26.88
Price/Earnings Multiple                       13.19 x        20.36 x

                                               At March 31, 1999

                                           Actual        Required

Capital Adequacy Ratios
Tangible Capital/Total Assets                  7.84 %         1.50 %
Core (Tier One) Capital/Total Assets           7.84 %         3.00 %
Risk-Based Capital/Risk-Weighted Assets       11.12 %         8.00 %


CONDENSED CONSOLIDATED BALANCE SHEETS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Share Data)
(Unaudited)                                             March 31,       December 31,
                                                           1999             1998
Assets
  Cash                                             $         39,298 $         45,153
  Federal Funds Sold                                          5,000           12,500
    Total Cash and Cash Equivalents                          44,298           57,653
  Investments Available for Sale                             98,627          113,291
  Mortgage-Backed Securities Available for Sale              59,527           29,680
  Loans Held for Sale                                       171,208          112,398
  Loans Receivable                                        1,402,463        1,431,845
  Less Allowance for Loan Losses                            (26,408)         (25,700)
  Loans Receivable - Net                                  1,547,263        1,518,543
  Premises and Equipment                                     19,383           18,546
  Accrued Interest Receivable                                11,648           11,680
  Real Estate Owned - Net                                     2,032            2,204
  Prepaid Expenses and Other Assets                          43,787           44,393
    Total Assets                                   $      1,826,565 $      1,795,990

Liabilities and Shareholders' Equity
Liabilities
  Non-Interest-Bearing Deposits                    $        126,799 $        129,043
  Interest-Bearing Deposits                               1,178,929        1,098,875
    Total Deposits                                        1,305,728        1,227,918
  Federal Home Loan Bank Advances                           270,216          327,247
  Short-Term Borrowings                                      60,746           54,219
  Accrued Interest Payable                                    3,841            2,646
  Advances by Borrowers for Taxes and Insurance               3,667            1,958
  Other Liabilities                                          11,513           12,242
    Total Liabilities                                     1,655,711        1,626,230

  Negative Goodwill                                           3,553            3,790

Shareholders' Equity
  Preferred Stock, $.01 Par Value:  2,000,000 Shares
    Authorized; None Issued                                                  -
  Common Stock, $.01 Par Value:  33,000,000 Shares
    Authorized;  13,559,827 and 13,512,902 Shares Issued and
    Outstanding, Including Shares in Treasury                   136              135
  Paid-In Capital in Excess of Par                           37,394           37,029
  Retained Earnings                                         140,159          137,063
  Accumulated Other Comprehensive Income                        (87)             425
  Treasury Stock-at Cost, 894,813 and 809,608 Shares        (10,301)          (8,682)
      Total Shareholders' Equity                            167,301          165,970

Total Liabilities and Shareholders' Equity         $      1,826,565 $      1,795,990

See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                                 Three Months Ended
                                                   March 31,
                                             1999          1998
Interest Income
 Loans                                 $      31,717 $      30,208
 Investments                                   1,543         1,860
 Mortgage-Backed Securities                      541           634
 Federal Home Loan Bank Stock                    366           262
 Federal Funds Sold and
  Interest-Bearing Deposits                      120           166

  Total Interest Income                       34,287        33,130

Interest Expense
 Deposits                                     13,174        13,171
 Federal Home Loan Bank Advances               4,146         3,521
 Short-Term Borrowings                           479           745

  Total Interest Expense                      17,799        17,437

Net Interest Income                           16,488        15,693
Provision for Loan Losses                      2,460         2,820

Net Interest Income After
  Provision for Loan Losses                   14,028        12,873


Non-Interest Income
Gain on Sale of Investments Held For Sale        218            19
Gain on Sale of Loans                          2,120         2,168
Loan Servicing Income                            347           517
Loan Fees                                        846           772
Deposit Product Fee Income                       840           644
Insurance Commissions                             19            18
Accretion of Negative Goodwill                   237           237
Other                                          1,466           596

  Total Non-Interest Income                    6,093         4,971

Non-Interest Expense
Salaries and Benefits                          7,006         5,110
Net Occupancy                                    790           663
Equipment                                      1,123         1,174
Real Estate Owned Operations - Net               120           200
Deposit Insurance                                182           167
Office Supplies and Postage                      549           492
Other                                          2,732         2,760

  Total Non-Interest Expense                  12,502        10,566

Earnings Before Income Taxes                   7,619         7,278
Income Taxes                                   2,989         2,860

Net Earnings                           $       4,630 $       4,418

Basic Earnings Per Share               $        0.37 $        0.35

Diluted Earnings Per Share             $        0.36 $        0.33

Dividends Per Common Share             $        0.13 $        0.12


See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

First Indiana Corporation and Subsidiaries                                                   Accumulated
(Dollars in Thousands, Except Share Data)                            Paid-In                   Other
(Unaudited)                                                          Capital                   Compre-                  Total
                                                Common Stock        in Excess    Retained     hensive      Treasury  Shareholders'
                                             Shares      Amount      of Par     Earnings      Income       Stock       Equity

Balance at December 31, 1998               12,703,294        $135     $37,029    $137,063          $425    $ (8,682)   $165,970
  Comprehensive Income:
   Net Earnings For The Three Months
     Ended March 31, 1999                                                           4,630                                 4,630
   Unrealized Loss on Securities Available
     for Sale, Net of Income Taxes of $(349)
     and Reclassification Adjustment of $218                                                       (512)                   (512)
      Total Comprehensive Income                                                                                          4,118
  Common Stock Issued Under Restricted
     Stock Plans-Net of Amortization                                                  111                                   111
  Tax Benefit of Stock Options Exercised                                  212                                               212
  Exercise of Stock Options                    50,009           1         210                                               211
  Dividends on Common Stock ($.13 per share)                                        (1,645)                              (1,645)
  Redemption of Common Stock                   (3,084)                    (57)                                              (57)
  Purchase of Treasury Stock                  (85,205)                                                       (1,619)     (1,619)

Balance at March 31, 1999                  12,665,014        $136     $37,394    $140,159        $  (87)   $(10,301)   $167,301


See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)

                                                             Three Months Ended March 31,
                                                                  1999          1998
Cash Flows from Operating Activities
  Net Earnings                                              $       4,630 $       4,418
Adjustments to Reconcile Net Earnings to
    Net Cash Provided (Used) by Operating Activities:
     Gain on Sale of Assets                                        (2,338)       (2,187)
     Amortization                                                     586           346
     Amortization of Restricted Stock Plan                            111           100
     Net Amortization of Loans
      and Mortgage-Backed Securities                                 (153)          103
     Depreciation                                                     495           540
     Provision for Loan Losses                                      2,460         2,820
     Origination of Loans Held For Sale
      Net of Principal Collected                                 (278,820)     (103,056)
     Proceeds from Sale of Loans Held for Sale                    222,130       106,819
     Change In:
       Accrued Interest Receivable                                     32          (176)
       Other Assets                                                  (894)       (1,942)
       Accrued Interest Payable                                     1,195           641
       Other Liabilities                                             (729)          350

       Net Cash Provided (Used) by Operating Activities           (51,295)        8,776

Cash Flows from Investing Activities
  Proceeds from Maturities of
    Investment Securities Held to Maturity                         13,663        10,311
  Proceeds from Sale of Investments Available for Sale             30,211        10,023
  Purchase of Investment Securities Available for Sale            (29,701)      (37,384)
  Purchase of Mortgage-Backed Securities Available for Sale       (30,284)           --
  Principal Collected on Mortgage-Backed Securities                   251         1,061
  Originations of Loans Net of Principal Collected                 29,015       (51,731)
  Proceeds from Sale of Loans                                          --         4,516
  Proceeds from Sale of Premises and Equipment                         25            --
  Purchase of Premises and Equipment                               (1,357)         (726)

    Net Cash Provided (Used) by Investing Activities               11,823       (63,930)

Cash Flows from Financing Activities
  Net Change in Deposits                                           77,810        84,869
  Repayment of Federal Home Loan Bank Advances                   (397,031)      (83,029)
  Borrowings of Federal Home Loan Bank Advances                   340,000        85,000
  Net Change in Short-Term Borrowings                               6,527       (18,449)
  Net Change in Advances by Borrowers
    for Taxes and Insurance                                         1,709         2,107
  Stock Option Proceeds                                               211           468
  Redemption of Common Stock                                          (57)         (132)
  Tax Benefit of Stock Options Exercised                              212           545
  Common Stock Issued Under Deferred Compensation Plan                 --            (2)
  Payment for Fractional Shares                                        --           (10)
  Dividends Paid                                                   (1,645)       (1,528)
  Purchase of Treasury Stock                                       (1,619)         (442)

    Net Cash Provided by Financing Activities                      26,117        69,397

Net Change in Cash and Cash Equivalents                           (13,355)       14,243
Cash and Cash Equivalents at Beginning of Period                   57,653        50,231

Cash and Cash Equivalents at End of Period                  $      44,298 $      64,474

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
Interest on Deposits, Federal Home Loan Bank Advances, and
    Other Borrowed Money                                      $    16,604 $      16,796
Income Taxes                                                        3,836           737
Transfer of Loans to Real Estate Owned                              1,232         2,532


See Notes to Condensed Consolidated Financial Statements

   FIRST INDIANA CORPORATION AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                 STATEMENTS
       Three Months Ended March 31, 1999
                  (Unaudited)

Note 1  -  Basis of Presentation

     The foregoing condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements include the accounts of First Indiana Corporation and its subsidiaries (the "Corporation"). The principal subsidiary of the Corporation is First Indiana Bank and its subsidiaries (the "Bank"). A summary of the Corporation's significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December
31, 1998.

Note 2  -  Earnings Per Share

     Basic earnings per share for 1999 and 1998 were computed by dividing net earnings by the weighted averages shares of common stock outstanding (12,679,940 and 12,717,703 for the three months ended
March 31, 1999 and 1998, respectively). Diluted earnings per share for 1999 and 1998 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (12,925,995 and 13,311,207 for the three months ended
March 31, 1999 and 1998, respectively) after giving retroactive effect to a six-for-five stock dividend in March 1998. Dilution of the per-share calculation relates to stock options.

Note 3 -  Allowance for Loan Loss Reserve

     Allowances have been established for possible losses on loans and real estate owned ("REO"). The provisions for losses charged to operations are based on management's judgment of current circumstances and the credit risk of the loan portfolio and REO. Management believes that these allowances are adequate for loan losses inherent in the loan portfolio. While management uses available information to recognize losses on loans and REO, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examinations, periodically review these allowances and may require the Corporation to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Note 4 - Segment Reporting

     The Corporation's business units are primarily organized to operate in the banking industry, and are determined by the products and services offered. The consumer segment includes the origination, sale and portfolio activities of both home equity and installment loans, and the residential segment encompasses the portfolio of both residential first mortgage and Community Reinvestment Act loans. The business segment originates construction, commercial and commercial real estate loans, and provides traditional cash management services to business customers. Investment portfolio management is included in the treasury segment. Mortgage banking activities include the origination, sale and servicing of residential loans. The retail segment includes the Bank's 26-branch network, as well as the relatively newer virtual banking services. FirstTrust provides trust and advisory services to the Bank's customers. Revenues in the Corporation's segments are generated from loans, deposits, investments,servicing fees and loan sales. There are no foreign operations.


                                                        March 31, 1999

                                     Resi-                     Mortgage           First Segment    Intersegment   Consolidated
(dollars in thousands)     Consumer  dential Business  Treasury Banking   Retail  Trust  Totals     Eliminations      Totals


Average Segment Assets     $600,502 $407,674 $432,414  $170,695 $126,454  $49,812 $842   $1,788,393 $17,105  (1)   $1,805,498
Net Interest Income           5,219    1,283    2,814       456      643    3,445    0       13,859   2,629  (2)       16,488
Revenue from
  External Customers          1,041       31      571       193    2,523      937   27        5,324     769  (3)        6,093
Intersegment Revenues
  (Expenses)                  1,818     (332)    (540)        0    1,932      146    0        3,024  (3,024) (4)            0
Significant noncash items:
  Provision for Loan Losses   1,792       12      656         0        0        0    0        2,460       0             2,460
Pretax Segment
  Direct Profit (Loss)        4,983      (97)   1,771       436    4,259      832 (381)      11,804  (4,185) (3)        7,619


                                                        March 31, 1998

                                     Resi-                     Mortgage                 Segment    Intersegment   Consolidated
(dollars in thousands)     Consumer  dential Business  Treasury Banking   Retail         Totals     Eliminations      Totals


Average Segment Assets     $532,381 $493,692 $316,576  $189,310 $ 62,259  $42,809        $1,637,027 $ 1,296  (1)   $1,638,323
Net Interest Income           4,500      951    2,861       529      366    3,096            12,303   3,390  (2)       15,693
Revenue from
  External Customers          1,568       23      862        18    1,209      622             4,301     670  (3)        4,971
Intersegment Revenues
  (Expenses)                    890     (586)    (298)        0    1,956      433             2,394  (2,394) (4)            0
Significant noncash items:
  Provision for Loan Losses     654       73    2,093         0        0        0             2,820       0             2,820
Pretax Segment
  Direct Profit (Loss)        4,171     (416)   1,651       484    4,547    1,065            11,501  (4,223) (3)        7,278



(1) Segment assets differ from consolidated assets due to reclassification adjustments (primarily related to income tax assets)
    that are not reflected in the management reporting system.
(2) The net interest income amounts in the segment results reflect not only the actual interest income and expense from segment activities, but also amounts for transfer income and expense to match fund each segment.  Transfer income and expense is assigned to each asset and liability based on the treasury yield curve.  These match funding entries are not made to the Corporation's actual results.
(3) Represents income and expense items which are allocated to Corporate overhead departments.  These amounts are included in the Corporation's overall results, but are not part of the managment reporting system.
(4) Intersegment revenues are received by one segment for performing a service for another segment.  In the case of residential and consumer portfolios, an amount is paid to the origination office which is capitalized in the portfolio and amortized over a four-year period.  These charges are similar to premiums paid for the purchase of loans, and are treated as such for management reporting.  These entries are not made to the Corporation's actual results.


Note 5 - Current Accounting Pronouncements

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

     In October 1998, FASB issued Statement of Financial Accounting Standard No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement is effective for fiscal quarters beginning after December 15, 1998, with earlier application allowed. This Statement had no impact on the financial condition and results of operations of the Corporation upon adoption.

Note 6 -  Reclassifications

     Certain amounts in the 1998 Condensed Consolidated Financial
Statements have been reclassified to conform to the 1999 presentation.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Summary of Corporation's Results

     First Indiana Corporation and subsidiaries had net earnings of $4,630,000 for the first quarter of 1999, compared with net earnings of $4,418,000 in the first quarter of 1998. Diluted earnings per share for the three months ended March 31, 1999 were $.36, compared with $.33 per
share for the same period one year ago.   Cash dividends per share for the
first three months of 1999 and 1998 were $.13 and $.12 per share, respectively.

Net Interest Income

     Net interest income was $16,488,000 for the three months ended March 31, 1999, compared with $15,693,000 for the three months ended March 31, 1998.

     Total net loans outstanding increased to $1,547,263,000 at March
31, 1999, compared with $1,394,604,000 one year earlier. Residential loans outstanding at March 31, 1999 were $498,200,000, down eight percent from one year ago. The decrease results from the Bank's increased activity in the secondary market. Residential loan sales for the first quarter of 1999 were $151,703,000, compared with $73,001,000 for the same period in 1998. At March 31, 1999, home equity loans outstanding were $583,492,000, compared with $522,965,000 at March
31, 1998, a 12 percent increase. Business loans were $200,568,000 at March 31, 1999, compared with $136,606,000 one year earlier, a 47 percent increase.

     Interest income for the first quarter of 1999 was $34,287,000, compared with $33,130,000 for the three months ended March 31, 1998. Interest expense for the first quarter of 1999 was $17,799,000, compared with $17,437,000 for the three months ended March 31, 1998.

     During the first quarter of 1999, the Corporation's cost of funds was 4.76 percent, compared with 5.14 percent one year ago. The yield on earning assets was 7.94 percent for the first quarter of 1999, compared with 8.41 percent one year ago.

     Annualized return on total average assets was 1.03 percent for the three months ended March 31, 1999, compared with 1.08 percent for the same period in 1998.

Net Interest Margin

     Net interest margin consists of two components: interest-rate spread and the contribution of interest-free funds (primarily capital and other non-interest-bearing liabilities). The following analysis of net interest margin reflects the Corporation's ability to generate strong net interest income resulting from a prudent combination of assets and liabilities.

                                     Three Months Ended March 31,

(Dollars in Thousands)                      1999          1998
Net Interest Income                $      16,488 $      15,693


Average Interest-Earning Assets    $   1,727,871 $   1,575,078
Average Interest-Bearing Liabilities   1,494,253     1,356,940

Average Interest-Free Funds        $     233,618 $     218,138


Yield on Interest-Earning Assets            7.94%         8.41%
Yield on Interest-Bearing Liabilities       4.76%         5.14%

Interest-Rate Spread                        3.18%         3.27%
Impact of Interest-Free Funds               0.64%         0.72%

Net Interest Margin                         3.82%         3.99%

All non-accruing delinquent loans have been included in average interest-earning assets.


     The current declining interest-rate environment encourages borrowers to replace their higher yielding mortgage loans with those loans offering a lower rate. This environment of heavy refinancing activity has been offset to some extent with lower yields on deposit products, but still resulted in a negative impact on the Corporation's interest-rate margin when compared with last year. Management has allowed the contraction of the residential portfolio, and has redirected its investment to the consumer and business portfolios. Management believes the Corporation is strategically positioned for long-term growth by developing a customer base that has the potential of utilizing other First Indiana Bank products and services.

Non-Performing Assets and Summary of Loan Loss Experience

     The following table analyzes the allowance for losses on loans and REO for the three months ended March 31, 1999 and 1998.





                                          Loan Loss           REO Loss        Loan and REO
                                          Allowance           Allowance       Loss Allowance
                                          1999     1998     1999     1998     1999     1998
(Dollars in Thousands)
Balance of Loss Allowance
 at Beginning of Year                  $25,700  $22,414     $500   $483    $26,200  $22,897
Provision for Losses                     2,460    2,820       (6)    39      2,454    2,859
Charge-Offs -- Residential                  --      (36)     (14)    --        (14)     (36)
                   -- Consumer          (1,678)  (1,544)     (17)   (95)    (1,695)  (1,639)
                   -- Construction         (34)      (9)      --     --        (34)      (9)
                   -- Business            (277)      --       --     --       (277)      --
                   -- Commercial Real
                      Estate                --       --      (79)    --        (79)      --
Recoveries -- Residential                   --        1        8     50          8       51
                 -- Consumer               207      346       80     23        287      369
                 -- Construction            28       52       28     --         56       52
                 -- Business                 2        3       --     --          2        3
                 -- Commercial Real
                    Estate                  --       --       --     --         --       --

Balance at March 31,                   $26,408  $24,047     $500   $500    $26,908  $24,547

Ratio of Allowance for Loan Losses to Loans
  Receivable                              1.68%    1.70%

Ratio of REO Loss Allowance to Real Estate Owned           19.75%   11.39%

Ratio of Total Loan and REO Loss Allowance to
  Non-Performing Assets                                                     153.73%  105.30%


     Non-performing assets were $17,503,000, or 0.96 percent of assets, at March 31, 1999. This compares with $19,880,000, or 1.11 percent of assets, at December 31, 1998 and $23,312,000, or 1.38 percent of assets, at March 31, 1998. This category includes not only non-accrual loans and real estate owned, but also restructured loans on which the Bank continues to accrue interest.

     The Bank regularly reviews all non-performing assets to evaluate the adequacy of the allowances for losses on loans and REO inherent in the loan portfolio. The allowance for loan losses is maintained through a provision for loan losses, which is charged to earnings. The provisions are determined in conjunction with management's review and evaluation of current economic conditions, changes in the character and size of the loan portfolio, estimated charge-offs, and other pertinent information derived from a quarterly review of the loan portfolio and REO properties.

     The provision for loan losses in the first quarter of 1999 and 1998 was $2,460,000 and $2,820,000.

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

     The amount of the provision in 1999 is the result of management's ongoing evaluation of the adequacy of its loan and real estate owned loss allowances and the changing composition of the Corporation's loan portfolio and REO. Management will continue to evaluate the adequacy of the provision and will adjust it if necessary to reflect changes in the amount or category of loans originated, changes in current economic conditions and the credit risk of the loan portfolio and REO.


Non-Interest Income

     Total non-interest income was $6,093,000 for the three months ended March 31, 1999, compared with $4,971,000 for the same period in 1998.

     The 1999 gain on sale of loans of $2,120,000 is comprised of both a $1,258,000 gain on the sale of fixed-rate home equity loans and a $862,000 gain on residential mortgage loans. The Bank realized $643,000 on the sale of residential mortgage loans in the normal course of the Bank's mortgage banking operations during the first quarter of 1998.
Home equity loan sale gains for the first quarter of 1998 were $1,525,000. A national network of agents coupled with a call center, has allowed the Bank to aggressively pursue originations of home equity products with loan-to-value ratios of greater than 80 percent. The Bank processes and underwrites these loans and subsequently sells them into the secondary market. In some cases, the Bank retains the servicing rights on the home equity loan sales.

     Loan servicing income for the three months ended March 31, 1999 decreased to $347,000 from $517,000 from the comparable period in 1998. This decrease primarily occurred as a result of the Bank's amortization of mortgage servicing rights and prepayments. The Corporation's residential loan servicing portfolio amounted to $971,059,000 at March 31, 1999, compared with $954,107,000 at March
31,  1998.

     First Indiana's trust subsidiary, FirstTrust Indiana, managed $200,000,000 in trust assets at March 31, 1999. Trust fees generated from these assets during the first quarter of 1999 were $27,000. In April 1999, FirstTrust acquired Prime Capital Management, which has approximately $700,000,000 in trust assets.

     Loan fees increased $74,000 for the first quarter of 1999 compared with last year due to the increased activity in the business lending portfolio.

     Deposit product fees increased $196,000 for the three months ended March 31, 1999 compared with last year as a result of the Bank's successful promotional campaigns to acquire new checking accounts, and the introduction of nine new checking products in the latter half of 1998.

     During the first quarter of 1999, the Bank recognized $905,000 on the sale of $148 million in loan servicing rights, which is included as a component of other non-interest income..

Non-Interest Expense

     Total non-interest expense was $12,502,000 for the three months ended March 31, 1999, compared with $10,566,000 for the same period in 1998. Salaries and benefits increased $1,896,000 during the three months ended March 31, 1999 from the first quarter of 1998 in order to provide processing and sales support to the increased loan origination volume efforts in the targeted business, construction and consumer lending portfolios and as a result of the addition of FirstTrust. Occupancy expenses increased $127,000 in 1999 when compared with 1998 due to the Bank's expansion into new markets. Other operating expenses, such as temporary help and home equity lending expenses, decreased approximately $28,000 over 1998 levels as a result of the Bank's continued efforts to control operating expenses.

     Included in real estate owned operations-net are all of the operating revenues and expenses associated with the Corporation's real estate owned. Such net results improved by $80,000 for the three months ended March 31, 1999 from one year ago due to the decreased asset balance of real estate owned.

Capital Resources and Liquidity

     At March 31, 1999,  shareholders' equity was $167,301,000, or
9.16 percent of total assets, compared with $165,970,000, or 9.24 percent, at December 31, 1998 and $156,317,000, or 9.26 percent, at March 31,
1998.

     The Corporation paid a quarterly dividend of $.13 per common share on March 16, 1999 to shareholders of record as of March 5, 1999. This reflects an increase from $.12 per share in 1998. On March 6, 1998, the Corporation effected a six-for-five stock dividend. All per-share amounts have been adjusted to reflect the stock dividend.

     The following table shows First Indiana's strong capital levels and compliance with all capital requirements at March 31, 1999. First Indiana Bank is classified as "well-capitalized" under the OTS regulatory framework for prompt corrective action, its highest classification. To be categorized as "well-capitalized," the Bank must maintain minimum total risk-based, tier one risk-based and tier one leverage ratios as set forth in the table. The table reflects categories of assets includable under OTS regulations. There are no conditions or events since the date of classification that management believes have changed the Bank's category.


                                                                          To Be Well
                                                      For FDICIA      Capitalized Under OTS
(Dollars in Thousands)                                  Capital        Prompt Corrective
                                     Actual          Adequacy Purposes Action Provisions

                                    Amount    Ratio   Amount    Ratio   Amount    Ratio
First Indiana Bank Capital         $143,304

Tangible Capital (1)               $143,391     7.84% $27,423     1.50%   N/A      N/A

Core (Tier One) Capital             143,391     7.84%  54,845     3.00%  91,409     5.00%

Tier One Risk-Based Capital         143,391     9.98%   N/A      N/A     86,234     6.00%

Total Risk-Based Capital (2)        159,812    11.12% 114,979     8.00% 143,724    10.00%

(1) First Indiana Bank capital differs from tangible capital by the FAS115 equity securities adjustment of $(87).

(2) Risk-based capital includes a $18,070 addition for general loan loss reserves and a $1,649 deduction for land loans with loan-to-value ratios in excess of 80 percent.




     The Corporation conducts its business through its subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investment in the Bank.

     Regulations require the director of the OTS to set minimum liquidity levels between four and 10 percent of assets. Current regulations set the liquidity requirement to four percent of net withdrawable assets. The Bank's liquidity ratio at March 31, 1999, was 8.70 percent.

Financial Condition

     Total assets at March 31, 1999, were $1,826,565,000, an increase from $1,795,990,000 at December 31, 1998.

     Net loans receivable at March 31, 1999, were $1,547,263,000,
compared with $1,518,543,000 at December 31, 1998.   The predominant
growth in loans occurred in the targeted portfolios of construction, business and consumer, all of which increased from year end 1998. Mortgage-backed securities available for sale increased $29,847,000 to $59,527,000 at March 31, 1999 from year-end as a result of purchases. This increase was partially offset by a decrease in the portfolio of investments available for sale of $14,664,000.

     In April 1999, the Bank announced a restructuring of the out-of-state residential mortgage lending business of its subsidiary. Heritage Financial Group LLC will become an alliance partner with First Indiana and provide permanent mortgage financing for First Indiana's customers in Florida, North Carolina, and Oregon. First Indiana will continue to originate construction loans outside Indiana, but permanent loans will be referred to Heritage Financial Group.

     Total deposits were $1,305,728,000 at March 31, 1999, compared with $1,227,918,000 at December 31, 1998. Non-interest-bearing deposits consist of retail and commercial checking accounts, as well as official checking accounts. Commercial checking accounts are expected to become a more significant source of funds. Included in commercial checking accounts at March 31, 1999 and December 31, 1998 were approximately $7,958,000 and $4,285,000 of escrow balances maintained for loans serviced for others. These balances represent principal, interest, taxes and insurance that require separate maintenance at the request of the investor. Official checking accounts at March 31,1999 and December 31, 1998 were $39,694,000 and $51,293,000, respectively.

     In the first quarter of 1999, the Bank announced the divestiture of its five Evansville branches. Citizens Bank, which is based in Evansville, will acquire the deposits and offices of the five branches. This transaction, which includes approximately $120 million of First Indiana's current deposit base, is expected to be completed in the third quarter.

     Federal Home Loan Bank advances totaled $270,216,000 at March 31, 1999, compared with $327,247,000 at December 31, 1998.

     The Corporation also uses short-term repurchase agreements as sources of funds. Borrowings will continue to be used in the short run to compensate for periodic or other reductions in deposits or inflows at less than projected levels, and long-term to support mortgage lending activities.

Year 2000 Readiness

     The Bank is required by the Federal Financial Institutions
Examination Council ("FFIEC") to assess both the Bank's and its vendors' ability to be Year 2000 ready by June 30, 1999. The Year 2000 issue refers to shortcomings which exist in some current computer hardware and software that preclude the correct calculation of date-sensitive information from, into, and between the twentieth and twenty-first centuries, including leap year calculations. Because the Bank relies heavily on technology for transaction processing and interest calculation, preparing for the Year 2000 is a critical focus of the Bank's resources. In addition to testing the technology, the Bank has also tested embedded systems in elevators, alarm systems, and HVAC units.

     The Bank has assembled a team of associates which meets regularly to lead the Bank's Year 2000 readiness efforts. All hardware and software vendors, as well as significant other vendors and borrowers, have been identified and contact has been initiated with these individuals or companies. The Bank has an inventory of known potential Year 2000 readiness issues, and has developed action plans and contingency plans for each issue. During 1999, the Bank is completing integrated testing on interdependent systems, testing data interfaces with third parties, and is developing bank-wide contingency plans, with testing of the contingency plans to occur during the second quarter. The team is monitoring significant vendor and borrower relationships to ensure that no issues arise which cause management to question the ability of the vendor or borrower to adequately prepare for the Year 2000, and thus possibly impact the Bank's own ability to conduct business beyond the century change.

     The OTS is conducting quarterly audits of all financial institutions to assess Year 2000 readiness in accordance with FFIEC guidelines. The Bank uses an external data services bureau which provides most of the automated processing of First Indiana's customer transactions. The service bureau is also being examined by the OTS.

     The Bank's costs associated with the Year 2000 as of March 31, 1999 totaled $3,400,000. These costs include major system renovations, an upgrade of all desktop personal computers throughout the Bank, implementation of an independent location for Year 2000 testing, and fees related to third-party vendor testing. The third-party vendor testing fees resulted in a $19,000 charge to expense as incurred. The remaining expenditures relating to system and equipment purchases have been capitalized in accordance with generally accepted accounting principles. Although management sees no internal impact or risk to the Bank's ability to operate in the 21st century, it is not possible to assess the financial impact of lost revenue due to Year 2000 issues or future expenditures due to external factors at this time.

Interest-Rate Sensitivity

     First Indiana engages in rigorous, formal asset/liability management, the objectives of which are to manage interest-rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. At March 31, 1999, the Corporation's cumulative one-year interest-rate gap stood at 3.79 percent. This means that 3.79 percent of First Indiana's assets will reprice within one year without a corresponding repricing of the liabilities funding them.

     The following schedule analyzes the difference in rate-sensitive assets and liabilities or gap at March 31, 1999 and December 31, 1998.



                                                       Rate Sensitivity by Period of Maturity or Rate Change
                                                                       March 31, 1999

                                                                                     Over 180      Over
                                                               % of       Within     Days to    1 Year to      Over
(Dollars in Thousands)                    Rate     Balance    Total      180 Days     1 Year     5 Years     5 Years
Interest-Earning Assets
Investment Securities & Other              6.13%$   120,239      6.86%$    28,707       2,186      72,734      16,612
Loans Receivable (1)
  Mortgage-Backed Securities               6.42%     59,527      3.39%      6,356       5,858      31,252      16,061
  Residential Mortgage Loans               7.08%    498,200     28.41%    252,009      74,845     155,614      15,732
  Commercial Real Estate Loans             9.73%     32,039      1.83%      9,363       4,717      14,208       3,751
  Business Loans                           8.76%    200,568     11.44%    125,889       4,183      35,921      34,575
  Consumer Loans                           9.39%    597,311     34.07%    260,004      53,966     231,482      51,859
  Residential Construction Loans           8.26%    245,553     14.00%    221,460      12,303      11,790       -

       Total                               8.19%$ 1,753,437    100.00%    903,788     158,058     553,001     138,590

Interest-Bearing Liabilities

Deposits:
  Demand Deposits (2)                      1.61%$    93,416      6.19%$     -           -           -          93,416
  Passbook Deposits (3)                    2.86%     45,079      2.99%      6,087       1,008       8,064      29,920
  Money Market Savings                     4.27%    371,804     24.62%    371,804       -           -           -
  Jumbo Certificates                       5.29%    199,307     13.20%    116,147      44,994      38,166       -
  Fixed-Rate Certificates                  5.33%    469,323     31.08%    191,428     108,128     169,767       -

       Total                               4.60%  1,178,929     78.08%    685,466     154,130     215,997     123,336
Borrowings:
  FHLB Advances                            5.44%    270,216     17.90%$    60,000      35,000     160,000      15,216
  Short-Term Borrowings                    4.61%     60,746      4.02%     60,746       -           -           -

       Total                               4.75%  1,509,891    100.00%    806,212     189,130     375,997     138,552

Net - Other (4)                                     243,546                                                   243,546

    Total                                       $ 1,753,437               806,212     189,130     375,997     382,098

Rate Sensitivity Gap                                                  $    97,576 $   (31,072)$   177,004 $  (243,508)

March 31, 1999
Cumulative Rate-Sensitivity Gap                                       $    97,576 $    66,504 $   243,508

Percent of Total Interest-Earning Assets                                     5.56 %      3.79 %     13.89%

December 31, 1998
Cumulative Rate-Sensitivity Gap                                       $   132,868 $   118,070 $   248,681

Percent of Total Interest-Earning Assets                                     7.74 %      6.88 %     14.49%


(1)  The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments.  For adjustable-rate loans, interest rates adjust at intervals of six months to five years.  Included in Residential Mortgage Loans are
     $118,286,000 of Loans Held for Sale.  Included in Consumer Loans are $52,921,000 of Home
     Equity Loans Held for Sale.
(2)  These deposits have been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon historic trends of these deposits through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.  Included in this category are NOW, money market checking and non-interest bearing deposits.  The rate represents a blended rate on all deposit types in the category.
(3)  A portion of these deposits has been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon the historic minimal decay rates on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.
(4)  Net Other is the excess of other non-interest-bearing liabilities and capital over other non-interest-bearing assets.


Disclosures About Market Risk

     The Corporation's success is largely dependent upon its ability to manage interest-rate risk, which is defined as the exposure of the Corporation's net interest income and net earnings to changes in interest rates. The Bank's Asset/Liability Committee ("ALCO") is responsible for managing interest-rate risk and the Corporation has established acceptable limits for interest-rate exposure, which are reviewed on a monthly basis.
The Bank uses a model which measures interest-rate sensitivity to determine the impact on net earnings of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposits, estimated borrowing needs, anticipated loan loss provision, projected secondary marketing gains and losses, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products.
The model incorporates interest-rate sensitive instruments which are held to maturity or available for sale. The Bank has no trading assets. Based on the information and assumptions in effect at March 31, 1999, management believes that a 100 basis point increase or decrease in interest rates over a 12 month period would result in a 10.0 percent increase and a 5.3 percent decrease in net earnings, respectively, because of the change in net interest income. Because of the numerous assumptions used in the computation of interest-rate sensitivity, and the fact that the model does not assume any actions the ALCO could take in response to the change in interest rates, the results should not be relied upon as indicative of actual results.

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

Other Information

Items 1, 2  and 3 are not applicable.

Item 4.   Submission of Matters to Vote of Security Holders.

          An annual meeting of shareholders was held April 15, 1999. The following directors were elected at this meeting.

                                  Votes For           Votes Withheld

          Robert J. Laikin         10,872,239                37,046
          Marni McKinney           10,874,133                35,152
          Phyllis W. Minott        10,872,961                36,324

          The following directors' terms of office continued after the meeting.

          Gerald L. Bepko
          Andrew Jacobs, Jr.
          John W. Wynne
          Robert H. McKinney
          Owen B. Melton, Jr.
          Michael L. Smith


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

Item 6.   Exhibits and reports on Form 8-K

          (a)  Exhibits - Financial Data Schedule

          (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended March 31, 1999.

                 Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              First Indiana Corporation

May 12, 1999                    /s/Owen B. Melton, Jr.
                              Owen B. Melton, Jr.
                              President

May 12, 1999                    /s/David L. Gray
                              David L. Gray
                              Vice President and
                                 Treasurer