Form 10-Q
period 1999-06-30
FIRST INDIANA CORP
filed 1999-08-12
CIK 789670

United States Securities and Exchange Commission
           Washington, D.C.  20549
                  Form 10-Q
(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
 For the quarterly period ended June 30, 1999

                      or

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


Common Stock, par value $0.01 per share                 12,510,944 Shares
            Class                                    Outstanding at 7/31/99

   FIRST INDIANA CORPORATION AND SUBSIDIARIES
                   FORM 10-Q
                     INDEX



                                                           Page

Part I      Financial Information                            3

Item 1.     Financial Highlights

            Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as
            of June 30, 1999 and December 31, 1998           4

            Condensed Consolidated Statements of
            Earnings for the Three and Six Months
            Ended June 30, 1999 and 1998                     5

            Condensed Consolidated Statements of
            Shareholders' Equity for the Six Months
            Ended June 30, 1999                              6

            Condensed Consolidated Statements of Cash
            Flows for the Six Months Ended
            June 30, 1999 and 1998                           7

            Notes to Condensed Consolidated Financial
            Statements                                       8

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      13

Item 3.     Disclosures About Market Risk                   23


Part II     Other Information                               24

            Signatures                                      25


FINANCIAL HIGHLIGHTS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                           For the Three Months Ended
                                                     June 30,

                                               1999           1998
Total Interest Income                 $      35,917  $      34,255
Total Interest Expense                       18,427         18,429
Net Earnings                                  5,021          4,617

Basic Earnings Per Share                       0.40           0.36
Diluted Earnings Per Share                     0.39           0.35
Dividends Per Share                            0.13           0.12

Net Interest Margin                            3.89 %         3.86 %
Net Interest Spread                            3.27           3.15
Return on Average Equity                      11.97          11.64
Return on Average Assets                       1.07           1.08
Average Shares Outstanding               12,606,654     12,770,240
Average Diluted Shares Outstanding       12,831,456     13,303,957


                                           For the Six Months Ended
                                                     June 30,

                                               1999           1998
Total Interest Income                 $      70,300  $      67,385
Total Interest Expense                       36,226         35,866
Net Earnings                                  9,651          9,035

Basic Earnings Per Share                       0.76           0.71
Diluted Earnings Per Share                     0.75           0.68
Dividends Per Share                            0.26           0.24

Net Interest Margin                            3.87 %         3.92 %
Net Interest Spread                            3.23           3.21
Return on Average Equity                      11.54          11.51
Return on Average Assets                       1.05           1.08
Average Shares Outstanding               12,643,297     12,744,117
Average Diluted Shares Outstanding       12,876,487     13,301,737

                                                At June 30,

                                            1999           1998
Assets                                $   1,916,745  $   1,750,819
Loans-Net                                 1,604,192      1,453,826
Deposits                                  1,347,515      1,220,295
Shareholders' Equity                        166,716        160,223
Shareholders' Equity/Assets                    8.70 %         9.15 %
Shareholders' Equity Per Share        $       13.30  $       12.54
Market Closing Price                          21.38          26.13
Price/Earnings Multiple                       13.70 x        18.66 x

                                               At June 30, 1999

                                           Actual        Required

Capital Ratios
Tangible Capital/Total Assets                  7.68 %         1.50 %
Core (Tier One) Capital/Total Assets           7.68 %         3.00 %
Risk-Based Capital/Risk-Weighted Assets       10.42 %         8.00 %


CONDENSED CONSOLIDATED BALANCE SHEETS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Share Data)
                                                        June 30,        December 31,
                                                           1999             1998
                                                        (Unaudited)
Assets
  Cash                                             $         45,119 $         45,153
  Federal Funds Sold                                         13,000           12,500
    Total Cash and Cash Equivalents                          58,119           57,653
  Investments Available for Sale                            112,278          113,291
  Mortgage-Backed Securities Available for Sale              56,258           29,680
  Loans Held for Sale                                       105,399          112,398
  Loans Receivable                                        1,526,670        1,431,845
  Less Allowance for Loan Losses                            (27,877)         (25,700)
  Loans Receivable - Net                                  1,604,192        1,518,543
  Premises and Equipment                                     19,594           18,546
  Accrued Interest Receivable                                12,810           11,680
  Real Estate Owned - Net                                     2,557            2,204
  Prepaid Expenses and Other Assets                          50,937           44,393
    Total Assets                                   $      1,916,745 $      1,795,990

Liabilities and Shareholders' Equity
Liabilities
  Non-Interest-Bearing Deposits                    $        129,612 $        129,043
  Interest-Bearing Deposits                               1,217,903        1,098,875
    Total Deposits                                        1,347,515        1,227,918
  Federal Home Loan Bank Advances                           311,859          327,247
  Short-Term Borrowings                                      67,428           54,219
  Accrued Interest Payable                                    3,316            2,646
  Advances by Borrowers for Taxes and Insurance               2,736            1,958
  Other Liabilities                                          17,175           16,032
    Total Liabilities                                     1,750,029        1,630,020

Shareholders' Equity
  Preferred Stock, $.01 Par Value:  2,000,000 Shares
    Authorized; None Issued                                     -            -
  Common Stock, $.01 Par Value:  33,000,000 Shares
    Authorized;  13,578,574 and 13,512,902 Shares Issued and
    Outstanding, Including Shares in Treasury                   136              135
  Paid-In Capital in Excess of Par                           37,567           37,029
  Retained Earnings                                         143,659          137,063
  Accumulated Other Comprehensive Income (Loss)              (1,520)             425
  Treasury Stock-at Cost, 1,043,813 and 809,608 Shares      (13,126)          (8,682)
      Total Shareholders' Equity                            166,716          165,970

Total Liabilities and Shareholders' Equity         $      1,916,745 $      1,795,990

See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                                 Three Months Ended            Six Months Ended
                                                   June 30,                        June 30,
                                             1999          1998               1999          1998

Interest Income
 Loans                                 $      33,141 $      31,345      $      64,954 $      61,553
 Investments                                   1,445         1,887              2,988         3,747
 Mortgage-Backed Securities                      910           558              1,451         1,192
 Dividends on Federal Home
  Loan Bank Stock                                331           264                697           526
 Federal Funds Sold and
  Interest-Bearing Deposits                       90           201                210           367

  Total Interest Income                       35,917        34,255             70,300        67,385

Interest Expense
 Deposits                                     14,007        13,968             27,181        27,139
 Federal Home Loan Bank Advances               3,801         3,768              7,947         7,289
 Short-Term Borrowings                           619           693              1,098         1,438

  Total Interest Expense                      18,427        18,429             36,226        35,866

Net Interest Income                           17,490        15,826             34,074        31,519
Provision for Loan Losses                      2,460         2,320              4,920         5,140

Net Interest Income After
  Provision for Loan Losses                   15,030        13,506             29,154        26,379


Non-Interest Income
Gain on Sale of Investments
  Available for Sale                               -             -                218            19
Gain on Sale of Loans                          2,448         2,566              4,568         4,734
Loan Servicing Income                            262           428                513           945
Loan Fees                                      1,106           668              1,952         1,440
Insurance Commissions                             22            48                 41            66
Deposit Product Fee Income                       639           711              1,167         1,353
Other                                          1,835           839              3,850         1,674

  Total Non-Interest Income                    6,312         5,260             12,309        10,231

Non-Interest Expense
Salaries and Benefits                          7,285         5,474             14,291        10,584
Net Occupancy                                    773           718              1,563         1,381
Equipment                                      1,439         1,293              2,561         2,467
Office Supplies and Postage                      527           482              1,073           974
Real Estate Owned Operations - Net               169           216                289           416
Deposit Insurance                                176           169                358           336
Other                                          2,877         2,890              5,613         5,650

  Total Non-Interest Expense                  13,246        11,242             25,748        21,808

Earnings Before Income Taxes                   8,096         7,524             15,715        14,802
Income Taxes                                   3,075         2,907              6,064         5,767

Net Earnings                           $       5,021 $       4,617      $       9,651 $       9,035

Basic Earnings Per Share               $        0.40 $        0.36      $        0.76 $        0.71

Diluted Earnings Per Share             $        0.39 $        0.35      $        0.75 $        0.68

Dividends Per Common Share             $        0.13 $        0.12      $        0.26 $        0.24


See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

First Indiana Corporation and Subsidiaries                                                   Accumulated
(Dollars in Thousands, Except Per Share Data)                        Paid-In                   Other
(Unaudited)                                                          Capital                   Compre-                  Total
                                                Common Stock        in Excess    Retained     hensive      Treasury  Shareholders'
                                             Shares      Amount      of Par     Earnings      Income       Stock       Equity

Balance at December 31, 1998               12,703,294        $135     $37,029    $137,063          $425     $(8,682)   $165,970
  Comprehensive Income:
   Net Earnings For The Six Months
     Ended June 30, 1999                                                            9,651                                 9,651
   Unrealized Loss on Securities Available
     for Sale, Net of Income Taxes of $(1,324)
     and Reclassification Adjustment of $218                                                     (1,945)                 (1,945)
      Total Comprehensive Income                                                                                          7,706
  Common Stock Issued Under Restricted
     Stock Plans-Net of Amortization                                                  223                                   223
  Tax Benefit of Stock Options Exercised                                  323                                               323
  Exercise of Stock Options                    68,756           1         272                                               273
  Dividends on Common Stock ($.26 per share)                                        (3,278)                              (3,278)
  Redemption of Common Stock                   (3,084)                   ( 57)                                              (57)
  Purchase of Treasury Stock                 (234,205)                                                       (4,444)     (4,444)

Balance at June 30, 1999                   12,534,761        $136     $37,567     $143,659      $(1,520)   $(13,126)   $166,716


See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)

                                                             Six Months Ended June 30,
                                                                  1999          1998
Cash Flows from Operating Activities
  Net Earnings                                              $       9,651 $       9,035
Adjustments to Reconcile Net Earnings to:
    Net Cash Provided (Used) by Operating Activities
     (Gain) Loss on Sale of Assets                                 (4,786)       (4,493)
     Amortization                                                   1,425           901
     Amortization of Restricted Stock Plan                            223           203
     Common Stock Issued Under Deferred Compensation Plan              --            65
     Net (Accretion) Amortization of Loans
      and Mortgage-Backed Securities                                 (151)          279
     Depreciation                                                   1,088         1,012
     Provision for Loan Losses                                      4,920         5,140
     Origination of Loans Held For Sale
      Net of Principal Collected                                 (391,216)     (303,922)
     Proceeds from Sale of Loans Held for Sale                    402,783       232,030
     Change In:
       Accrued Interest Receivable                                 (1,130)         (576)
       Prepaid Expenses and Other Assets                          (30,819)       (8,849)
       Accrued Interest Payable                                       670           620
       Other Liabilities                                            1,143          (102)

       Net Cash Provided (Used) by Operating Activities            (6,199)      (68,657)

Cash Flows from Investing Activities
  Proceeds from Maturities of
    Investment Securities Held to Maturity                             --        20,487
  Proceeds from Maturities of Investment Securities
    Available for Sale                                             18,957            --
  Proceeds from Sale of Investments Available for Sale             30,211        10,023
  Purchase of Investment Securities Available for Sale            (49,806)      (37,384)
  Purchase of Mortgage-Backed Securities Available for Sale       (30,284)           --
  Principal Collected on Mortgage-Backed Securities                 2,271         3,617
  Originations of Loans Net of Principal Collected                (73,562)      (32,460)
  Proceeds from Sale of Loans                                          --         5,294
  Proceeds from Sale of Premises and Equipment                         31            --
  Purchase of Premises and Equipment                               (2,167)       (1,780)

    Net Cash Provided (Used) by Investing Activities             (104,349)      (32,203)

Cash Flows from Financing Activities
  Net Change in Deposits                                          119,597       112,740
  Repayment of Federal Home Loan Bank Advances                   (472,071)     (209,048)
  Borrowings of Federal Home Loan Bank Advances                   456,684       238,387
  Net Change in Short-Term Borrowings                             (13,209)      (13,131)
  Net Change in Advances by Borrowers
    for Taxes and Insurance                                           778         1,235
  Stock Option Proceeds                                               216           605
  Payment for Fractional Shares                                        --           (10)
  Dividends Paid                                                   (3,278)       (3,062)
  Purchase of Treasury Stock                                       (4,444)         (442)
  Tax Benefit of Stock Options Exercised                              323           844

    Net Cash Provided by Financing Activities                     111,014       128,118

Net Change in Cash and Cash Equivalents                               466        27,258
Cash and Cash Equivalents at Beginning of Period                   57,653        50,231

Cash and Cash Equivalents at End of Period                  $      58,119 $      77,489

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
  Interest on Deposits, Advances, and
  Other Borrowed Money                                      $      35,556 $      35,246
  Income Taxes                                                      8,636         6,014
Transfer of Loans to Real Estate Owned                             23,855         5,291


See Notes to Condensed Consolidated Financial Statements

    FIRST INDIANA CORPORATION AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                  STATEMENTS
          Six Months Ended June 30, 1999
                   (Unaudited)


Note 1  -  Basis of Presentation

     The  accompanying financial statements  have  been
prepared  with generally accepted accounting principles
for   interim  financial  information  and   with   the
instruction to Form 10-Q and Rule 10-01 or Regulation S-
X.   Accordingly,  they  do  not  include  all  of  the
information   and  footnotes  required   by   generally
accepted  accounting principles for complete  financial
statements.    In   the  opinion  of  management,   all
adjustments  (consisting of normal recurring  accruals)
considered necessary for a fair presentation have  been
included.    The   condensed   consolidated   financial
statements  include  the  accounts  of  First   Indiana
Corporation  and  its subsidiaries (the "Corporation").
The  principal subsidiary of the Corporation  is  First
Indiana  Bank  and its subsidiaries  (the  "Bank").   A
summary of the Corporation's significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation's
Annual  Report on Form 10-K for the year ended December
31, 1998.

Note 2  -  Earnings Per Share

     Basic  earnings per share for 1999 and  1998  were
computed  by  dividing  net earnings  by  the  weighted
averages shares of common stock outstanding (12,606,654
and 12,770,240 for the three months ended June 30, 1999
and  1998  and 12,643,297 and 12,744,117  for  the  six
months ended June 30, 1999 and 1998).  Diluted earnings
per share for 1999 and 1998 were computed by  dividing
net earnings by the weighted average shares of  common
stock and common stock that would have been outstanding
assuming the issuance of all dilutive potential  common
shares  outstanding (12,831,456 and 13,303,957 for  the
three   months  ended  June  30,  1999  and  1998   and
12,876,487 and 13,301,737 for the six months ended June
30, 1999 and 1998) after giving retroactive effect to a six-for-five stock dividend in March 1998. Dilution of the per-share calculation relates to stock options.

Note 3 -  Allowance for Loan Losses

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

Note 4 - Segment Reporting

      The  Corporation's business units  are  primarily
organized to operate in the banking industry,  and  are
determined  by the products and services offered.   The
consumer  segment  includes the origination,  sale  and
portfolio   activities   of  both   home   equity   and
installment   loans,   and  the   residential   segment
encompasses  the  portfolio of both  residential  first
mortgage  and  Community Reinvestment Act  loans.   The
business  segment  originates construction,  commercial
and   commercial  real  estate  loans,   and   provides
traditional   cash  management  services  to   business
customers.  Investment portfolio management is included
in  the  treasury segment.  Mortgage banking activities
include   the   origination,  sale  and  servicing   of
residential  loans.   The retail segment  includes  the
Bank's  26-branch  network, as well as  the  relatively
newer  virtual  banking services.  FirstTrust  provides
trust  and  advisory services to the Bank's  customers.
Revenues  in  the Corporation's segments are  generated
from  loans, deposits, investments, servicing fees  and
loan  sales.   There  are no foreign  operations.   All
dollar amounts are in thousands.



                                                                                                                   Second
                                                                                                                   Quarter
                                                                                                      Inter-       1999
                                                                  Mortgage                   Segment  segment    Consolidated
                           Consumer Residential Business Treasury Banking  Retail FirstTrust Totals Eliminations   Totals

Average Segment Assets    $612,662 $425,631    $478,128 $186,500 $109,146 $55,241  $1,016  $1,868,324 $16,247 (1) $1,884,571

Net Interest Income          5,480    1,380       4,374      281      559   3,907       0      15,981   1,509 (2)     17,490

Revenue from External
  Customers                  1,398       33       1,316       25      954   1,201     262       5,189   1,123 (3)      6,312

Intersegment Revenues        1,120     (325)       (620)       0    1,864     310       0       2,349  (2,349)(4)          0

Significant noncash items:
  Provision for Loan
   Losses                    1,880       30         550        0        0       0       0       2,460       0          2,460

Segment Direct Profit
  (Loss) Before Income Tax   4,954      (29)      3,101       53    2,728   1,537    (210)     12,134  (4,038)(3)      8,096





                                                                                                                   Second
                                                                                                                   Quarter
                                                                                                      Inter-       1998
                                                                  Mortgage                   Segment  segment    Consolidated
                           Consumer Residential Business Treasury Banking  Retail            Totals Eliminations   Totals

Average Segment Assets    $550,413 $479,462    $327,108 $191,490 $106,913 $45,589          $1,700,975  $6,159 (1) $1,707,134

Net Interest Income          4,255    1,013       3,279      696      447   2,851              12,541   3,285 (2)     15,826

Revenue from External
  Customers                  1,482       13         769       49    1,434     804               4,551     709 (3)      5,260

Intersegment Revenues          341     (624)       (434)       0    2,134     964               2,381  (2,381)(4)          0

Significant noncash items:
  Provision for Loan
   Losses                    1,945       60         315        0        0       0               2,320       0          2,320

Segment Direct Profit
  (Loss) Before Income Tax   2,043     (404)      1,957      547    4,654   1,469              10,266  (2,742)(3)      7,524



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

(3) Represents income and expense items which are allocated to Corporate overhead departments.  These amounts are included in the Corporation's overall results, but are not part of the management reporting system.

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







                                                                                                                     YTD
                                                                                                      Inter-       6/30/99
                                                                  Mortgage                   Segment  segment    Consolidated
                           Consumer Residential Business Treasury Banking  Retail FirstTrust Totals Eliminations   Totals

Average Segment Assets    $606,581 $416,652    $455,271 $178,598 $117,800 $52,527  $  929  $1,828,358 $16,677 (1) $1,845,035

Net Interest Income         10,697    2,707       8,041      737    1,202   7,353       0      30,737   3,337 (2)     34,074

Revenue from External
  Customers                  2,440       64       2,267      218    3,098   2,138     289      10,514   1,795 (3)     12,309

Intersegment Revenues        2,938     (662)     (1,157)       0    3,797     456       0       5,373  (5,373)(4)          0

Significant noncash items:
  Provision for Loan
   Losses                    3,671       43       1,206        0        0       0       0       4,920       0          4,920

Segment Direct Profit
  (Loss) Before Income Tax   9,939    1,868       5,453      488    4,623   2,370    (591)     24,150  (8,435)(3)     15,715






                                                                                                                      YTD
                                                                                                      Inter-        6/30/98
                                                                  Mortgage                   Segment  segment    Consolidated
                           Consumer Residential Business Treasury Banking  Retail            Totals Eliminations   Totals

Average Segment Assets     541,396  486,577     321,842  190,400   84,586  44,199           1,669,001   3,726 (1)  1,672,727

Net Interest Income          8,755    1,963       6,140    1,224      814   5,948              24,844   6,675 (2)     31,519

Revenue from External
  Customers                  3,051       35       1,630       67    2,643   1,426               8,852   1,379 (3)     10,231

Intersegment Revenues        1,231   (1,210)       (733)       0    4,091   1,397               4,776  (4,776)(4)          0

Significant noncash items:
  Provision for Loan
   Losses                    2,599      133       2,408        0        0       0               5,140       0          5,140

Segment Direct Profit
  (Loss) Before Income Tax   5,959    1,266       5,554    1,031    7,169   2,534              23,513  (8,711)(3)     14,802




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

(3) Represents income and expense items which are allocated to Corporate overhead departments.  These amounts are included in the Corporation's overall results, but are not part of the management reporting system.

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




Note 5 - Current Accounting Pronouncements

     FASB Statement No. 137, "Accounting for Derivative
Instruments  and Hedging Activities - Deferral  of  the
Effective  Date of FASB Statement No. 133, an Amendment
of  FASB  Statement No. 133" was issued in  June  1999.
Statement  No.  137  defers  the  effective   date   of
Statement   No.   133,   "Accounting   for   Derivative
Instruments  and  Hedging  Activities"  for  one  year.
Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

      FASB  Statement No. 133 generally  requires  that
derivatives embedded in hybrid instruments be separated
from   their  host  contracts  and  be  accounted   for
separately  as  derivative contracts.  For  instruments
existing  at  the date of adoption, Statement  No.  133
provides  an  entity the option of  not  applying  this
provision  to  such  hybrid  instruments  entered  into
before  January 1, 1998 and not substantially  modified
thereafter.  Consistent  with  the  deferral   of   the
effective  date for one year, Statement  No.  137  also
provides  an  entity the option of  not  applying  this
provision  to  hybrid instruments entered  into  before
January  1, 1998 or 1999 and not substantially modified
thereafter.  Management  is  currently  assessing   the
impact of this Statement on the financial condition and results of operations of the Corporation in the year of adoption.

       In  October  1998,  FASB  issued  Statement   of
Financial Accounting Standard No. 134, "Accounting  for
Mortgage-Backed   Securities   Retained    after    the
Securitization of Mortgage Loans held  for  Sale  by  a
Mortgage   Banking  Enterprise".   This  Statement   is
effective for fiscal quarters beginning after  December
15,  1998,  with  earlier  application  allowed.   This
Statement had no impact on the financial condition and results of operations of the Corporation upon adoption.

Note 6 -  Reclassifications

     Certain amounts in the 1998 Condensed Consolidated
Financial Statements have been reclassified to conform to the 1999 presentation.

Management's Discussion and Analysis of
 Results of Operations and Financial Condition

Summary of Corporation's Results

     First Indiana Corporation and subsidiaries had net
earnings of $5,021,000 for the second quarter of  1999,
compared with net earnings of $4,617,000 in the  second
quarter  of 1998.  Diluted earnings per share  for  the
three  months  ended June 30, 1999 were $.39,  compared
with  $.35 per share for the same period one year  ago.
Cash  dividends for the second quarter of 1999 and 1998
were   $.13   and  $.12  per  share  of  common   stock
outstanding, respectively.

     For  the  first six months of 1999,  net  earnings
were $9,651,000, compared with $9,035,000 one year ago.
For  the  six  months  ended  June  30,  1999,  diluted
earnings  per share were $.75, compared with $0.68  for
the  same period one year ago.  Cash dividends  through
the  first  six months of 1999 and 1998 were  $.26  and
$.24   per   share   of   common   stock   outstanding,
respectively.

Net Interest Income

     Net  interest income was $17,490,000 for the three
months  ended June 30, 1999, compared with  $15,826,000
for the three months ended June 30, 1998. For the six months ended June 30, 1999, net interest income was $34,074,000, compared with $31,519,000 for the six months ended June 30, 1998.

      Net  loans outstanding grew to $1,604,192,000  at
June  30,  1999, compared with $1,453,826,000 one  year
earlier.   Residential loans outstanding  at  June  30,
1999, were $503,979,000, down ten percent from one year
ago.   The  decrease results from the Bank's  increased
activity  in  the  secondary market.  Residential  loan
sales  for  the  six months ending June 30,  1999  were
$259,002,000, compared with $165,031,000 for  the  same
period   in  1998.   At  June  30,  1999,  home  equity
outstandings    were   $603,507,000,   compared    with
$547,338,000 at June 30, 1998, a  10 percent  increase.
Business  loans  were $196,715,000 at  June  30,  1999,
compared  with  $150,759,000 one  year  earlier,  a  30
percent  increase.   Construction  loans  increased  65
percent to $281,623,000 at June 30, 1999, compared to $170,568,000 one year ago.

     Interest income for the second quarter of 1999 was $35,917,000, compared with $34,255,000 for the three months ended June 30, 1998. Interest income for the six months ended June 30, 1999 was $70,300,000, compared with $67,385,000 for the same period in 1998. Interest expense for the second quarter of 1999 was $18,427,000, compared with $18,429,000 for the three months ended
June 30, 1998. Interest expense for the six months ended June 30, 1999 and 1998 was $36,226,000 and
$35,866,000, respectively.

     During   the   second   quarter   of   1999,   the
Corporation's cost of funds was 4.72 percent,  compared
with  5.21  percent one year ago. For  the  six  months
ended  June  30,  1999,  the cost  of  funds  was  4.74
percent, compared with 5.18 percent for the same period
in  1998. The yield on earning assets was 7.99  percent
for  the  second  quarter of 1999, compared  with  8.36
percent  one year ago.  For the six months  ended  June
30, 1999, the yield on earning assets was 7.97 percent, compared with 8.39 percent for the same period in 1998.

     Annualized return on total average assets was 1.07
percent  for  the  three months ended  June  30,  1999,
compared with 1.08 percent one year ago.  For  the  six
months   ended   June   30,  1999,  the   Corporation's
annualized  return  on total average  assets  was  1.05
percent, compared with 1.08 percent for the same period in 1998.

Net Interest Margin

     Net  interest  margin consists of two  components:
interest-rate spread and the contribution of interest-free funds (primarily capital and other non-interest-bearing liabilities). The following analysis of net interest margin reflects the Corporation's ability to generate strong net interest income resulting from a prudent combination of assets and liabilities.


                                     Three Months Ended June 30,

(Dollars in Thousands)                      1999          1998
Net Interest Income                $      17,490 $      15,826


Average Interest-Earning Assets    $   1,798,308 $   1,639,420
Average Interest-Bearing Liabilities   1,561,204     1,414,995

Average Interest-Free Funds        $     237,104 $     224,425


Yield on Interest-Earning Assets            7.99%         8.36%
Yield on Interest-Bearing Liabilities       4.72%         5.21%

Interest-Rate Spread                        3.27%         3.15%
Impact of Interest-Free Funds               0.62%         0.71%

Net Interest Margin                         3.89%         3.86%

All non-accruing delinquent loans have been included in average interest-earning assets.



                                     Six Months Ended June 30,

(Dollars in Thousands)                      1999          1998
Net Interest Income                $      34,074 $      31,519


Average Interest-Earning Assets    $   1,763,091 $   1,607,247
Average Interest-Bearing Liabilities   1,527,727     1,385,965

Average Interest-Free Funds        $     235,364 $     221,282


Yield on Interest-Earning Assets            7.97%         8.39%
Yield on Interest-Bearing Liabilities       4.74%         5.18%

Interest-Rate Spread                        3.23%         3.21%
Impact of Interest-Free Funds               0.64%         0.71%

Net Interest Margin                         3.87%         3.92%

All non-accruing delinquent loans have been included in average interest-earning assets.



     The  current  declining interest-rate  environment
encourages  borrowers to replace their higher  yielding
mortgage loans with those loans offering a lower  rate.
This environment of heavy refinancing activity has been
offset  to  some  extent with lower  rates  on  deposit
products,  but still resulted in a negative  impact  on
the  Corporation's interest-rate margin for  the  first
six  months  of  1999  when compared  with  last  year.
Management   has   allowed  the  contraction   of   the
residential   portfolio,   and   has   redirected   its
investment  to  the  consumer and business  portfolios.
Management  believes the Corporation  is  strategically
positioned   for  long-term  growth  by  developing   a
customer base that has the potential of utilizing other
First Indiana Bank products and services.

Non-Performing Assets and Summary of  Loan Loss
Experience

     The following table analyzes the allowance for losses on loans and REO for the six months ended June 30, 1999 and 1998.




                                          Allowance for       REO Loss        Loan & REO
                                          Loan Losses         Allowance       Loss Allowance
                                          1999     1998     1999   1998       1999     1998
(Dollars in Thousands)
Balance of Allowance
 at Beginning of Year                  $25,700  $22,414     $500   $483    $26,200  $22,897
Provision for Losses                     4,920    5,140     (211)    45      4,709    5,185
Charge-Offs -- Residential                  --      (51)     (14)    (7)       (14)     (58)
                   -- Consumer          (2,983)  (3,686)     (19)  (193)    (3,002)  (3,879)
                   -- Construction        (208)      (9)      (4)    --       (212)      (9)
                   -- Business            (278)      --       --     --       (278)      --
                   -- Commercial Real
                      Estate                --       --      (79)    --        (79)      --
Recoveries -- Residential                   20        1       16     75         36       76
                 -- Consumer               500      552      254     89        754      641
                 -- Construction           202       69       33      8        235       77
                 -- Business                 4       17       --     --          4       17
                 -- Commercial Real
                    Estate                  --       --       24     --         24       --

Balance at June 30,                    $27,877  $24,447     $500   $500    $28,377  $24,947

Ratio of Allowance for Loan Losses to Loans
  Receivable                              1.71%    1.65%

Ratio of REO Loss Allowance to Real Estate Owned           16.36%   12.60%

Ratio of Total Loan and REO Loss Allowance to
  Non-Performing Assets                                                     167.08%  128.49%



    Non-Performing Assets

     Non-performing  assets were $16,984,000  or
 .89  percent of assets, at June 30, 1999.   This
compares with $19,880,000, or 1.11 percent of assets, at December 31, 1998 and $19,415,000, or
1.11 percent of assets, at June 30, 1998. This category includes non-accrual loans, REO, and restructured loans on which the Bank continues to accrue interest.

     The   Bank   regularly  reviews  all   non-
performing  assets to evaluate the  adequacy  of
the allowances for losses on loans and REO.  The
allowance for loan losses is maintained  through
a provision for loan losses, which is charged to
earnings.   The  provisions  are  determined  in
conjunction   with   management's   review   and
evaluation   of  current  economic   conditions,
changes  in the character and size of  the  loan
portfolio,  estimated  charge-offs,  and   other
pertinent information derived from a quarterly review of the loan portfolio and REO properties.

     The provision for losses on loans in the second quarter of 1999 was $2,460,000, compared with $2,320,000 in the second quarter of 1998.
For the six months ended June 30, 1999, the total provision for loan losses was $4,920,000, compared with $5,140,000 for the same period in 1998.

     The Bank writes down consumer loans at the date of
foreclosure and charges off the entire balance of  home
equity loans greater than 120 days delinquent with loan-
to-value  ratios above 90 percent.  If the loan  has  a
loan-to-value ratio of less than 90 percent,  the  loan
is  written  down  to its estimated  disposition  value
after  considering any first mortgage position  and  15
percent  disposition costs.  Indirect automobile  loans
greater  than  120 days delinquent are charged  off  in
full.   If  collection efforts result in  a  subsequent
recovery of all or a portion of the loan amount, the Bank recognizes the recovery at the time of receipt.

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

Non-Interest Income

     Total  non-interest income was $6,312,000 for  the
three  months  ended  June  30,  1999,  compared   with
$5,260,000 for the same period in 1998. For the six months ended June 30, 1999 and 1998, total non-interest income was $12,309,000 and $10,231,000, respectively.

     The  gain  on  sale  of loans  of  $4,568,000  and
$2,448,000  for the three and six month  periods  ended
June  30, 1999 consists of gains on the sale of  fixed-
rate  home equity loans and residential mortgage loans.
Through  the  first  six  months  of  1998,  the   Bank
recognized  $4,474,000  in  gains  on  fixed-rate  home
equity and residential mortgage loan sales.  A national
network  of   agents coupled with a  call  center,  has
allowed the Bank to aggressively pursue originations of
home  equity  products  with  loan-to-value  ratios  of
greater  than  80  percent.   The  Bank  processes  and
underwrites these loans and subsequently sells them into the secondary market. In some cases, the Bank retains the servicing rights on the home equity loan sales.


     Loan servicing income for the three and six months
ended  June  30, 1999 decreased  $166,000 and  $432,000
from  the  comparable periods in 1998.   This  decrease
primarily   occurred  as  a  result   of   the   Bank's
amortization of mortgage servicing rights, coupled with servicing sales and a general decline in the servicing portfolio. During the second quarter of 1998, the Bank recognized a gain of $260,000 on the sale of loan servicing rights. The Corporation's residential loan servicing portfolio amounted to $768,100,000 at June
30, 1999, compared with $956,017,000 at June 30, 1998.

     Loan fees increased $438,000 and $512,000 for the three and six months ending June 30, 1999 when compared with last year due to the increased activity in the business lending portfolio.

       Deposit product fees increased $376,000 and $574,000 for the three and six months ending June 30, 1999, when compared to the last year as a result of the Bank's successful promotional campaigns to acquire new checking accounts, and the introduction of nine new checking products in the latter half of 1998.

      During  the  first  quarter  of  1999,  the  Bank
recognized  $905,000  on  the sale  of  loan  servicing
rights, which is included as a component of other  non-
interest  income.  First  Indiana's  trust  subsidiary,
FirstTrust  Indiana, had $929,000,000 in  trust  assets
under management or in the process of transfer at  June
30,  1999.   Trust  fees generated  from  these  assets
during the second quarter for the three and six month periods ended June 30, 1999 are also included in other non-interest income.



Non-Interest Expense

     Non-interest expense was $13,246,000 for the three
months  ended June 30, 1999, compared with  $11,242,000
for  the same period in 1998.  Non-interest expense for
the  six  months  ended  June 30,  1999  and  1998  was
$25,748,000  and  $21,808,000, respectively.   Salaries
and benefits increased $1,811,000 and $3,707,000 during
the  three and six months ended June 30, 1999 from  the
comparable   period  in  1998  in  order   to   provide
processing and sales support to the increased loan origination volume efforts in the targeted business, construction and consumer lending portfolios.

     Included  in real estate owned operations-net  are
all  of  the operating revenues and expenses associated
with  the  Corporation's real estate owned.   Such  net
results declined by $47,000 and $127,000 for the three and six months ended June 30, 1999 from one year ago due to the increased asset balance of the consumer portion of real estate owned.


Capital Resources and Liquidity

     At   June  30,  1999,   shareholders'  equity  was
$166,716,000, or 8.70 percent of total assets, compared with $165,970,000, or 9.24 percent, at December 31, 1998 and $160,223,000, or 9.15 percent, at June 30,
1998.

     The Corporation paid a quarterly dividend of $.13 per common share June 15, 1999 to shareholders of record as of June 4, 1999. This reflects an increase from $.12 per share in 1998. For the six months ended
June 30, 1999 the Corporation has paid $.26 per share in dividends, compared to $.24 for the same period in 1998. On March 6, 1998, the Corporation effected a six-for-five stock dividend.

     The  following table shows First Indiana's  strong
capital   levels  and  compliance  with   all   capital
requirements  at  June  30,  1999.   First  Indiana  is
classified   as   "well-capitalized"  under   the   OTS
regulatory framework for prompt corrective action,  its
highest  classification.  To be categorized  as  "well-
capitalized," the Bank must maintain minimum total risk-
based, tier one risk-based and tier one leverage ratios
as   set  forth  in  the  table.   The  table  reflects
categories  of assets includable under OTS regulations.
There are no conditions or events since the date of classification that management believes have changed the Bank's category.



                                                                          To Be Well
                                                      For FDICIA      Capitalized Under OTS
(Dollars in Thousands)                                  Capital        Prompt Corrective
                                     Actual          Adequacy Purposes Action Provisions

                                    Amount    Ratio   Amount    Ratio   Amount    Ratio
First Indiana Bank Capital         $145,671

Tangible Capital (1)               $147,191     7.68% $28,737     1.50%   N/A      N/A

Core (Tier One) Capital             147,191     7.68%  57,474     3.00%  95,790     5.00%

Tier One Risk-Based Capital         147,191     9.25%   N/A      N/A     95,465     6.00%

Total Risk-Based Capital (2)        165,816    10.42% 127,287     8.00% 159,109    10.00%

(1) First Indiana Bank capital differs from tangible capital by the FAS115 equity securities adjustment of $1,520.

(2) Risk-based capital includes a $19,987 addition for general loan loss reserves and a $1,362 deduction for land loans with loan-to-value ratios in excess of 80 percent.


     The  Corporation conducts its business through its
subsidiaries.   The  main  source  of  funds  for   the
Corporation   is   dividends  from   the   Bank.    The
Corporation has no significant assets other than its investment in the Bank.

     Regulations require the director of the OTS to set minimum liquidity levels between four and 10 percent of assets. In the fourth quarter of 1997, the regulations were altered to lower the liquidity requirement to four percent of net withdrawable assets, and the definition of net withdrawable assets was simplified. This change did not have a significant impact on the Corporation's liquidity position. The Corporation's liquidity ratio at June 30, 1999, was 8.90 percent.


Interest-Rate Sensitivity

     First   Indiana   engages  in   rigorous,   formal
asset/liability management, the objectives of which are
to   manage   interest-rate   risk,   ensure   adequate
liquidity,  and coordinate sources and uses  of  funds.
At June 30, 1999, the Corporation's cumulative one-year
interest-rate gap stood at (2.16) percent.  This  means
that  2.16  percent of First Indiana's liailities  will
reprice   within  one  year  without  a   corresponding
repricing of the assets funding them.

     The following schedule analyzes the difference in rate-sensitive assets and liabilities or gap at June
30, 1999 and December 31, 1998.


                                                       Rate Sensitivity by Period of Maturity or Rate Change
                                                                       June 30, 1999

                                                                                     Over 180      Over
                                                               % of       Within     Days to    1 Year to      Over
(Dollars in Thousands)                    Rate     Balance    Total      180 Days     1 Year     5 Years     5 Years
Interest-Earning Assets
Investment Securities & Other              5.80%$   141,890      7.75%$    31,604       7,174      86,500      16,612
Loans Receivable (1)
  Mortgage-Backed Securities               6.40%     56,258      3.07%      8,530       8,677      39,051         -
  Residential Mortgage Loans               7.25%    503,979     27.54%    200,637      70,586     192,836      39,920
  Commercial Real Estate Loans             9.36%     32,990      1.80%      9,188       4,603      14,433       4,766
  Business Loans                           8.35%    196,715     10.75%    128,760       7,402      57,802       2,751
  Consumer Loans                           9.17%    616,762     33.70%    260,385      36,981     171,476     147,920
  Residential Construction Loans           7.83%    281,623     15.39%    253,820      14,101      13,702       -

       Total                               8.00%$ 1,830,217    100.00%    892,924     149,524     575,800     211,969

Interest-Bearing Liabilities

Deposits:
  Demand Deposits (2)                      1.58%$    94,897      5.94%$     -           -           -          94,897
  Passbook Deposits (3)                    2.85%     45,441      2.85%      6,449       1,008       8,064      29,920
  Money Market Savings                     4.10%    383,392     24.00%    383,392       -           -           -
  Jumbo Certificates                       5.22%    209,150     13.09%    109,073      35,906      64,171       -
  Fixed-Rate Certificates                  5.23%    485,023     30.37%    182,156     126,595     176,272       -

       Total                               4.50%  1,217,903     76.25%    681,070     163,509     248,507     124,817
Borrowings:
  FHLB Advances                            5.42%    311,859     19.53%$   135,000      35,000     125,000      16,859
  Short-Term Borrowings                    4.60%     67,428      4.22%     67,428       -           -           -

       Total                               4.68%  1,597,190    100.00%    883,498     198,509     373,507     141,676

Net - Other (4)                                     233,027                                                   233,027

    Total                                       $ 1,830,217               883,498     198,509     373,507     374,703

Rate Sensitivity Gap                                                  $     9,426 $   (48,985)$   202,293 $  (162,734)

June 30, 1999
Cumulative Rate-Sensitivity Gap                                       $     9,426 $   (39,559)$   162,734

Percent of Total Interest-Earning Assets                                     0.52 %     (2.16)%      8.89%

December 31, 1998
Cumulative Rate-Sensitivity Gap                                       $   132,868 $   118,070 $   248,681

Percent of Total Interest-Earning Assets                                     7.74 %      6.88 %     14.49%


(1)  The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments.  For adjustable-rate loans, interest rates adjust at intervals of six months to five years.  Included in Residential Mortgage Loans are
     $62,869,000 of Loans Held for Sale.  Included in Consumer Loans are $42,530,000 of Home
     Equity Loans Held for Sale.
(2)  These deposits have been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon historic trends of these deposits through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.  Included in this category are NOW, money market checking and non-interest bearing deposits.  The rate represents a blended rate on all deposit types in the category.
(3)  A portion of these deposits has been included in the Over 5 Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon the historic minimal decay rates on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.
(4)  Net Other is the excess of other non-interest-bearing liabilities and capital over other non-interest-bearing assets.


Financial Condition

     Total assets at June 30, 1999, were $1,916,745,000
an increase from $1,795,990,000 at December 31, 1998.

      Net  loans  receivable at  June  30,  1999,  were
$1,604,192,000,   compared   with   $1,518,543,000   at
December  31,  1998.  The predominant growth  in  loans
occurred  in  the targeted portfolios of  construction,
business and consumer, all of which increased from year-
end  1998.   Mortgage-backed securities  available  for
sale  increased $26,578,000 to $56,258,000 at June  30,
1999 from year-end as a result of purchases.

      In April 1999, the Bank announced a restructuring
of   the   out-of-state  residential  mortgage  lending
business  of its subsidiary.  Heritage Financial  Group
LLC will become an alliance partner with First Indiana and provide permanent mortgage financing for First
Indiana's  customers  in Florida, North  Carolina,  and
Oregon. This alliance is expected to be consummated in the third quarter of 1999. First Indiana will continue to originate construction loans outside Indiana, but permanent loans will be referred to Heritage Financial
Group.

      Total  deposits were $1,347,515,000 at  June  30,
1999,  compared  with $1,227,918,000  at  December  31,
1998.   Non-interest-bearing deposits consist of retail
and  commercial checking accounts, as well as  official
checking  accounts.  Commercial checking  accounts  are
expected to become a more significant source of  funds.
Included  in commercial checking accounts at  June  30,
1999   and   December   31,  1998  were   approximately
$3,554,000 and $4,285,000 of escrow balances maintained
for   loans   serviced  for  others.   These   balances
represent principal, interest, taxes and insurance that
require  separate  maintenance at the  request  of  the
investor.  Official checking accounts at June 30,  1999
and December 31, 1998 were $50,605,000 and $51,293,000,
respectively.

      In  the first quarter of 1999, the Bank announced
the   divestiture  of  its  five  Evansville  branches.
Citizens  Bank,  which  is based  in  Evansville,  will
acquire  the deposits and offices of the five branches.
This  transaction,  which includes  approximately  $120
million of First Indiana's current deposit base, is expected to be completed in the third quarter.

       Federal   Home   Loan  Bank   advances   totaled
$311,859,000   at   June  30,   1999,   compared   with
$327,247,000 at December 31, 1998.

      The  Corporation also uses short-term  repurchase
agreements  as  sources  of  funds.   Borrowings   will
continue to be used in the short run to compensate for periodic or other reductions in deposits or inflows at less than projected levels, and long-term to support mortgage lending activities.

Year 2000 Readiness

     The  Bank  is  required by the  Federal  Financial
Institutions  Examination Council ("FFIEC")  to  assess
both  the  Bank's and its vendors' ability to  be  Year
2000  ready  by  June 30, 1999.  The  Year  2000  issue
refers  to  shortcomings which exist  in  some  current
computer  hardware  and  software  that  preclude   the
correct calculation of date-sensitive information from,
into,   and  between  the  twentieth  and  twenty-first
centuries,  including leap year calculations.   Because
the Bank relies heavily on technology for transaction processing and interest calculation, preparing for the Year 2000 is a critical focus of the Bank's resources.
In addition to testing the technology, the Bank is also making plans to ensure the availability of funds in order to meet potentially high liquidity needs during December, 1999.

Risks of Year 2000 Issues
     The Bank faces two primary risks in regard to Year
2000   issues:   technical  risk  and  liquidity  risk.
"Technical risk" refers to possible disruption  of  the
Bank's  operations because of computer failure  by  the
Bank  or  third parties. The impact or the severity  on
Bank operations would depend on the nature and duration
of  the  failure.   The  most  serious  effect  on  the
operations  of the Bank could result if basic  services
provided  by  the Bank's external service  bureau  were
disrupted.   Disruptions  in  other  services  such  as
telecommunications and electric power could also have a serious effect. The Bank cannot make any assurance that significant disruptions attributable to such parties will not occur. Failure of a third party fully to address its Year 2000 issues could have an adverse effect on the business, operations, and/or financial condition of the Bank.

      "Liquidity  risk" refers to the  fact  that  Bank
customers   might  withdraw  substantial   amounts   of
currency   to  cover  fears  that  Year  2000  computer
glitches will shut down the Bank's computer systems and automated teller machines and render withdrawals from financial institutions difficult. The Bank has taken proactive steps to address this possibility and is considering what additional steps, if any, may be needed.


State of Readiness
     The  Bank has assembled a team of associates which
meets  regularly to lead the Bank's Year 2000 readiness
efforts.  All hardware and software vendors, as well as
significant  other  vendors and  borrowers,  have  been
identified and contacted.  The Bank has an inventory of
known  potential  Year 2000 readiness issues,  and  has
developed action plans and contingency plans  for  each
issue.   During 1999, the Bank is completing integrated
testing   of   interdependent  systems,  testing   data
interfaces with third parties, and is developing bank-wide contingency plans, with testing of the contingency plans to occur during the second and third quarters.
The team is monitoring significant vendor and borrower relationships to ensure that no issues arise which cause management to question the ability of the vendor or borrower to adequately prepare for the Year 2000, and thus possibly impact the Bank's own ability to conduct business beyond the century change.

     The  OTS  is  conducting  regular  audits  of  all
financial institutions to assess Year 2000 readiness in
accordance  with  FFIEC guidelines. The  Bank  uses  an
external  data services bureau which provides  most  of
the  automated  processing of First Indiana's  customer
transactions.  The Bank's external service  bureau  has
reported  that it expects its systems to be  year  2000
compliant in all material respects. The service bureau is also being examined by the OTS.

Costs to Address Year 2000 Issues
     The Bank's costs associated with the Year 2000  as
of  June  30, 1999, totaled $4.6 million.  These  costs
include  major  system renovations, an upgrade  of  all
desktop   personal  computers  throughout   the   Bank,
implementation of an independent location for Year 2000
testing,   and  fees  related  to  third-party   vendor
testing.   The third-party vendor testing fees resulted
in  a  $21,000  charge  to expense  as  incurred.   The
remaining expenditures relating to system and equipment
purchases  have  been capitalized  in  accordance  with
generally  accepted  accounting  principles.   Although
management sees no internal impact or risk to the Bank's ability to operate in the 21st century, it is not possible to assess the financial impact of lost revenue due to Year 2000 issues or future expenditures due to external factors at this time.

Contingency Plans
      While the Bank has undertaken significant efforts
to  assess, remediate and test their technical  systems
to  address  Year 2000 processing issues,  it  is  also
developing contingency plans.  These contingency  plans
are  intended  to  provide  alternative  processes  and
actions in the event of systems malfunction or failures
due  to  Year  2000 issues.  The Bank  is  required  to
follow   FFIEC   guidance  advising   two   levels   of
contingency   planning  -  remediation  and   business-
resumption.  Remediation contingency plans address  the
actions  to  be taken if the remediation  efforts  fall
behind schedule or appear in jeopardy of not delivering
a  Year  2000  ready  system when required.   Business-
resumption contingency plans address the actions that would be taken if key business processes could not be performed in the normal manner upon entering the next century due to system or third party failures.

      The Bank has defined remediation contingency plan
requirements  that are intended to provide  alternative
processes and actions to address failed or unsuccessful
remediation efforts.  The first priority is their  core
processes and mission-critical systems.  The  Bank  has
developed  business  resumption contingency  plans  for
each  of its key business processes and is required  to
have  them tested by September 30, 1999.  The business-
resumption  plans of the Bank include the  four  phases
cited in the FFIEC contingency planning process.  These
four  phases  are:  (i) establishment  of  organization
planning  guidelines,  (ii) completion  of  a  business
impact  analysis including the definition of Year  2000
failure scenarios, (iii) development of a contingency plan for core systems including contingency trigger dates, and (iv) review and periodic testing of plan viability.

           The  management of the Bank believes  it  is
taking  reasonable steps to address and remediate  Year
2000   issues,  especially  with  respect  to  mission-
critical systems and liquidity. However, the Bank can make no representation that all of its systems and, especially, those of significant third parties, will be Year 2000 ready or that it will not be adversely affected by Year 2000 issues.

Disclosures About Market Risk

     The  Corporation's  success is  largely  dependent
upon its ability to manage interest-rate risk, which is
defined  as  the  exposure  of  the  Corporation's  net
interest income and net earnings to changes in interest
rates.   The Bank's Asset/Liability Committee  ("ALCO")
is  responsible for managing interest-rate risk and the
Corporation  has  established  acceptable  limits   for
interest-rate exposure, which are reviewed on a monthly
basis.   The Bank uses a model which measures interest-
rate  sensitivity  to  determine  the  impact  on   net
earnings of immediate and sustained upward and downward
movements  in  interest rates.  Incorporated  into  the
model   are  assumptions  regarding  the  current   and
anticipated   interest   rate  environment,   estimated
prepayment  rates  of certain assets  and  liabilities,
forecasted  loan and deposit originations,  contractual
maturities   and  renewal  rates  on  certificates   of
deposits,  estimated borrowing needs, anticipated  loan
loss provision, projected secondary marketing gains and
losses,  expected  repricing spreads  on  variable-rate
products, and contractual maturities and repayments  on
lending    and   investment   products.    The    model
incorporates interest-rate sensitive instruments which are held to maturity or available for sale. The Bank has no trading assets. Based on the information and assumptions in effect at June 30, 1999, management believes that a 100 basis point increase or decrease in interest rates over a 12 month period would result in a
3.2 percent increase and a 4.0 percent decrease in net earnings, respectively, because of the change in net interest income. Because of the numerous assumptions used in the computation of interest-rate sensitivity, and the fact that the model does not assume any actions the ALCO could take in response to the change in interest rates, the results should not be relied upon as indicative of actual results.

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

Item 6.   Exhibits and reports on Form 8-K

          (a)  Exhibits   Financial Data Schedule

          (b)  Reports on Form 8-K     There were no reports on
               Form 8-K filed during the six months ended June 30, 1999.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              First Indiana Corporation

August 12, 1999               /s/Owen B. Melton, Jr.
                              Owen B. Melton, Jr.
                              President

August 12, 1999               /s/David L. Gray
                              David L. Gray
                              Vice President and
                                 Treasurer