Form 10-Q
period 1999-09-30
FIRST INDIANA CORP
filed 1999-11-12
CIK 789670

United States Securities and Exchange Commission
                Washington, D.C.  20549
                      Form 10-Q
(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1999

                            or

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


Common Stock, par value $0.01 per share                 12,513,344 Shares
            Class                                    Outstanding at 10/31/99

   FIRST INDIANA CORPORATION AND SUBSIDIARIES
                   FORM 10-Q
                     INDEX



                                                           Page

Part I      Financial Information                            3

Item 1.     Financial Highlights

            Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as
            of September 30, 1999 and December 31, 1998      4

            Condensed Consolidated Statements of
            Earnings for the Three and Nine Months
            Ended September 30, 1999 and 1998                5

            Condensed Consolidated Statements of
            Shareholders' Equity for the Nine Months
            Ended September 30, 1999                         6

            Condensed Consolidated Statements of Cash
            Flows for the Nine Months Ended
            September 30, 1999 and 1998                      7

            Notes to Condensed Consolidated Financial
            Statements                                       8

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      12

Item 3.     Disclosures About Market Risk                   24


Part II     Other Information                               25

            Signatures                                      26


FINANCIAL HIGHLIGHTS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                        For the Three Months Ended
                                               September 30,

                                               1999           1998
Total Interest Income                 $      37,545  $      34,857
Total Interest Expense                       19,301         18,905
Net Earnings                                  6,622          5,003

Basic Earnings Per Share                       0.53           0.39
Diluted Earnings Per Share                     0.52           0.38
Dividends Per Share                            0.13           0.12

Net Interest Margin                            3.98 %         3.81 %
Net Interest Spread                            3.36           3.08
Return on Average Equity                      15.60          12.36
Return on Average Assets                       1.38           1.15
Average Shares Outstanding               12,509,044     12,750,527
Average Diluted Shares Outstanding       12,788,964     13,255,871


                                         For the Nine Months Ended
                                                September 30,

                                               1999           1998
Total Interest Income                 $     107,845  $     102,242
Total Interest Expense                       55,527         54,771
Net Earnings                                 16,273         14,038

Basic Earnings Per Share                       1.29           1.10
Diluted Earnings Per Share                     1.27           1.06
Dividends Per Share                            0.39           0.36

Net Interest Margin                            3.90 %         3.88 %
Net Interest Spread                            3.28           3.16
Return on Average Equity                      12.90          11.80
Return on Average Assets                       1.16           1.10
Average Shares Outstanding               12,598,219     12,746,277
Average Diluted Shares Outstanding       12,853,797     13,286,412

                                              At September 30,

                                            1999           1998
Assets                                $   1,878,586  $   1,738,652
Loans-Net                                 1,614,055      1,462,763
Deposits                                  1,272,985      1,211,714
Shareholders' Equity                        172,898        163,061
Shareholders' Equity/Assets                    9.20 %         9.38 %
Shareholders' Equity Per Share        $       13.82  $       12.83
Market Closing Price                          21.00          21.00
Price/Earnings Multiple                       10.10 x        13.82 x

                                            At September 30, 1999

                                           Actual        Required

Capital Ratios
Tangible Capital/Total Assets                  8.14 %         1.50 %
Core (Tier One) Capital/Total Assets           8.14 %         3.00 %
Risk-Based Capital/Risk-Weighted Assets       10.62 %         8.00 %


CONDENSED CONSOLIDATED BALANCE SHEETS
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Share Data)
                                                      September 30,      December 31,
                                                           1999              1998
                                                        (Unaudited)
Assets
  Cash                                             $         32,547 $         45,153
  Federal Funds Sold                                         42,000           12,500
  Total Cash and Cash Equivalents                            74,547           57,653
  Investments Available for Sale                             45,364          113,291
  Mortgage-Backed Securities Available for Sale              58,457           29,680
  Loans Held for Sale                                        81,319          112,398
  Loans Receivable                                        1,561,501        1,431,845
  Less Allowance for Loan Losses                            (28,765)         (25,700)
  Loans Receivable - Net                                  1,614,055        1,518,543
  Premises and Equipment                                     16,553           18,546
  Accrued Interest Receivable                                12,056           11,680
  Real Estate Owned - Net                                     2,121            2,204
  Prepaid Expenses and Other Assets                          55,433           44,393
    Total Assets                                   $      1,878,586 $      1,795,990

Liabilities and Shareholders' Equity
Liabilities
  Non-Interest-Bearing Deposits                    $        148,752 $        129,043
  Interest-Bearing Deposits                               1,124,233        1,098,875
    Total Deposits                                        1,272,985        1,227,918
  Federal Home Loan Bank Advances                           371,854          327,247
  Short-Term Borrowings                                      33,222           54,219
  Accrued Interest Payable                                    4,825            2,646
  Advances by Borrowers for Taxes and Insurance               4,503            1,958
  Other Liabilities                                          18,299           16,032
    Total Liabilities                                     1,705,688        1,630,020

Shareholders' Equity
  Preferred Stock, $.01 Par Value:  2,000,000 Shares
    Authorized; None Issued                                      --               --
  Common Stock, $.01 Par Value:  33,000,000 Shares
    Authorized;  13,602,157 and 13,512,902 Shares Issued and
    Outstanding, Including Shares in Treasury                   136              135
  Paid-In Capital in Excess of Par                           37,986           37,029
  Retained Earnings                                         148,767          137,063
  Accumulated Other Comprehensive Income (Loss)                 (10)             425
  Treasury Stock-at Cost, 1,088,813 and 809,608 Shares      (13,981)          (8,682)
      Total Shareholders' Equity                            172,898          165,970

Total Liabilities and Shareholders' Equity         $      1,878,586 $      1,795,990

See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                              Three Months Ended               Nine Months Ended
                                                 September 30,                    September 30,
                                             1999          1998               1999          1998

Interest Income
 Loans                                 $      34,658 $      32,117      $      99,612 $      93,670
 Investments                                   1,614         1,879              4,602         5,626
 Mortgage-Backed Securities                      832           456              2,283         1,648
 Dividends on Federal Home
  Loan Bank Stock                                370           306              1,067           832
 Federal Funds Sold and
  Interest-Bearing Deposits                       71            99                281           466

  Total Interest Income                       37,545        34,857            107,845       102,242

Interest Expense
 Deposits                                     13,812        14,227             40,993        41,366
 Federal Home Loan Bank Advances               4,851         3,929             12,798        11,218
 Short-Term Borrowings                           638           749              1,736         2,187

  Total Interest Expense                      19,301        18,905             55,527        54,771

Net Interest Income                           18,244        15,952             52,318        47,471
Provision for Loan Losses                      1,950         2,320              6,870         7,460

Net Interest Income After
  Provision for Loan Losses                   16,294        13,632             45,448        40,011


Non-Interest Income
Gain (Loss) on Sale of Investments
  Available for Sale                          (1,690)            -             (1,472)           19
Gain (Loss) on Sale of Mortgage
  Backed Securities Available for Sale        (1,543)          368             (1,543)          368
Gain (Loss) on Sale of Loans                     441         2,712              5,009         7,554
Loan Servicing Income                            326           385                839         1,330
Loan Fees                                        795           906              2,747         2,346
Insurance Commissions                             21            20                 62            85
Customer Fee Income                            1,400         1,000              3,782         2,882
Sale of Deposits                               7,590             -              7,590             -
Other                                            703           900              3,338         1,938

  Total Non-Interest Income                    8,043         6,291             20,352        16,522

Non-Interest Expense
Salaries and Benefits                          7,390         5,888             21,681        16,472
Net Occupancy                                    725           776              2,288         2,157
Deposit Insurance                                186           178                544           514
Real Estate Owned Operations - Net               116           226                405           642
Equipment                                      1,798         1,349              4,359         3,816
Office Supplies and Postage                      526           516              1,602         1,490
Other                                          3,065         2,816              8,675         8,466

  Total Non-Interest Expense                  13,806        11,749             39,554        33,557

Earnings Before Income Taxes                  10,531         8,174             26,246        22,976
Income Taxes                                   3,909         3,171              9,973         8,938

Net Earnings                           $       6,622 $       5,003      $      16,273 $      14,038

Basic Earnings Per Share               $        0.53 $        0.39      $        1.29 $        1.10

Diluted Earnings Per Share             $        0.52 $        0.38      $        1.27 $        1.06

Dividends Per Common Share             $        0.13 $        0.12      $        0.39 $        0.36


See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

First Indiana Corporation and Subsidiaries                                        Accumulated
(Dollars in Thousands, Except Per Share Data)               Paid-In               Other
(Unaudited)                                                 Capital               Compre-                Total
                                            Common Stock    in Excess  Retained   hensive     Treasury   Shareholders'
                                          Shares    Amount  of Par     Earnings   Income      Stock      Equity

Balance at December 31, 1998            12,703,294   $135   $37,029    $137,063   $425        $(8,682)   $165,970
  Comprehensive Income:
   Net Earnings For The Nine Months
     Ended September 30, 1999                                            16,273                            16,273
   Unrealized Loss on Securities
     Available for Sale, Net of
     Income Taxes of $163 and
     Reclassification Adjustment
     of $(1,472)                                                                  (435)                      (435)
      Total Comprehensive Income                                                                           15,838
  Common Stock Issued Under Restricted
      Stock Plans-Net of Amortization                                       335                               335
  Tax Benefit of Stock Options
      Exercised                                                 427                                           427
  Exercise of Stock Options                 92,339      1       587                                           588
  Dividends on Common Stock
      ($.39 per share)                                                   (4,904)                           (4,904)
  Redemption of Common Stock                (3,084)             (57)                                          (57)
  Purchase of Treasury Stock              (279,205)                                            (5,299)     (5,299)

Balance at September 30, 1999           12,513,344   $136   $37,986    $148,767   $(10)      $(13,981)   $172,898


See Notes to Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)
                                                        Nine Six Months Ended September 30,
                                                                  1999          1998
Cash Flows from Operating Activities
  Net Earnings                                              $      16,273 $      14,038
Adjustments to Reconcile Net Earnings to:
    Net Cash Provided (Used) by Operating Activities
     (Gain) Loss on Sale of Assets and Liabilities                 (8,863)       (7,941)
     Amortization of Investment Premium and Prepaid Assets          1,519         1,372
     Amortization of Restricted Stock Plan                            335           314
     Net (Accretion) Amortization of Loans
      and Mortgage-Backed Securities                                 (685)          345
     Depreciation                                                   1,820         1,710
     Provision for Loan Losses                                      6,870         7,460
     Origination of Loans Held For Sale
      Net of Principal Collected                                 (526,496)     (447,964)
     Proceeds from Sale of Loans Held for Sale                    563,492       430,117
     Change In:
       Accrued Interest Receivable                                   (376)         (458)
       Prepaid Expenses and Other Assets                          (21,622)      (12,261)
       Accrued Interest Payable                                     2,179         1,386
       Other Liabilities                                            2,267         1,081

       Net Cash Provided (Used) by Operating Activities            36,713       (10,801)

Cash Flows from Investing Activities
  Proceeds from Maturities of
    Investment Securities Held to Maturity                             --        20,679
  Proceeds from Maturities of Investment Securities
    Available for Sale                                              4,775            --
  Proceeds from Sale of Investments Available for Sale            142,500        10,023
  Proceeds from Sale of Mortgage-Backed Securities
    Available for Sale                                             55,752        23,483
  Purchase of Investment Securities Available for Sale            (80,000)      (47,375)
  Purchase of Mortgage-Backed Securities Available for Sale       (86,126)       (9,967)
  Principal Collected on Mortgage-Backed Securities                   769         1,928
  Originations of Loans Net of Principal Collected               (166,563)      (89,781)
  Proceeds from Sale of Loans                                      40,055         7,391
  Proceeds from Sale of Premises and Equipment                      1,621            --
  Purchase of Premises and Equipment                               (2,169)       (4,441)

    Net Cash Provided (Used) by Investing Activities              (89,386)      (88,060)

Cash Flows from Financing Activities
  Net Change in Deposits                                          165,007       104,159
  Sale of Deposits                                               (112,350)           --
  Repayment of Federal Home Loan Bank Advances                   (552,087)     (259,048)
  Borrowings of Federal Home Loan Bank Advances                   596,694       288,837
  Net Change in Short-Term Borrowings                             (20,997)      (23,293)
  Net Change in Advances by Borrowers
    for Taxes and Insurance                                         2,545         2,811
  Stock Option Proceeds and Redemption of Common Stock                531           604
  Tax Benefit of Stock Options Exercised                              427           844
  Common Stock Issued Under Deferred Compensation Plan                 --            65
  Payment for Fractional Shares                                        --           (10)
  Dividends Paid                                                   (4,904)       (4,590)
  Purchase of Treasury Stock                                       (5,299)       (1,999)

    Net Cash Provided by Financing Activities                      69,567       108,380

Net Change in Cash and Cash Equivalents                            16,894         9,519
Cash and Cash Equivalents at Beginning of Period                   57,653        50,231

Cash and Cash Equivalents at End of Period                  $      74,547 $      59,750

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
  Interest on Deposits, Advances, and
  Other Borrowed Money                                      $      53,348 $      53,385
  Income Taxes                                                     12,933         8,873
  Transfer of Mortgage-Backed Securities to
    Available for Sale                                                 --        19,274
  Transfer of Investment Securities to Available for Sale              --         5,423
  Transfer of Loans to Real Estate Owned                            7,620         7,757

See Notes to Condensed Consolited Financial Statements


See Notes to Condensed Consolidated Financial Statements

    FIRST INDIANA CORPORATION AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                  STATEMENTS
  Three and Nine Months Ended September 30, 1999
                   (Unaudited)


Note 1  -  Basis of Presentation

     The accompanying financial statements have been prepared with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements include the accounts of First Indiana Corporation and its subsidiaries (the "Corporation"). The principal subsidiary of the Corporation is First Indiana Bank and its subsidiaries (the "Bank"). A summary of the Corporation's significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.


Note 2  -  Earnings Per Share

     Basic earnings per share for 1999 and 1998 were computed by dividing net earnings by the weighted averages shares of common stock outstanding, 12,509,044 and 12,750,527 for the three months ended September 30, 1999 and 1998, and 12,598,219 and 12,746,277 for the nine months ended September 30, 1999 and 1998. Diluted earnings per share for 1999 and 1998 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (12,788,964 and 13,255,871 for the three months ended September 30, 1999 and 1998, and 12,853,797 and 13,286,412 for the nine months ended September 30, 1999 and
1998) after giving retroactive effect to a six-for-five stock dividend in March 1998. Dilution of the per-share calculation relates to stock options.


Note 3 -  Allowance for Loan Loss Reserve

     Allowances have been established for possible losses on loans and real estate owned ("REO"). The provisions for losses charged to operations are based on management's judgment of current circumstances and the credit risk of the loan portfolio and REO. Management believes that these allowances are adequate for loan losses inherent in the loan and REO portfolios. While management uses available information to recognize losses on loans and REO, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examinations, periodically review these allowances and may require the Corporation to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Note 4 - Segment Reporting

     The Corporation's business units are primarily organized to operate in the banking industry, and are determined by the products and services offered. The consumer segment includes the origination, sale, and portfolio activities of both home equity and installment loans, and the residential segment encompasses the portfolio of both residential first mortgage and Community Reinvestment Act loans. The business segment originates construction, commercial, and commercial real estate loans, and provides traditional cash management services to business customers. Investment portfolio management is included in the treasury segment. Mortgage banking activities include the origination, sale, and servicing of residential loans. The retail segment includes the Bank's 21-branch network, as well as the relatively newer virtual banking services. FirstTrust, which commenced operations in the first quarter of 1999, provides trust and advisory services to the Bank's customers. Revenues in the Corporation's segments are generated from loans, deposits, investments, servicing fees, loan sales and trust and advisory services. There are no foreign operations.

Segment Reporting                                                                                                        Third
                                                                                                                        Quarter
                                                                                                                          1999
                                                                 Mortgage                     Segment    Intersegment Consolidated
                          Consumer Residential Business Treasury Banking  Retail   FirstTrust Totals     Eliminations    Totals

Average Segment Assets    $656,116 $462,910    $501,756 $183,500 $47,673  $54,348  $1,103     $1,902,803 $16,692  (1) $1,919,195

Net Interest Income          5,888    1,527       4,637      238     189    4,034       0         16,513   1,731  (2)     18,244

Non-Interest Income
   (Expense)                   551     (455)        897    4,320     237    1,271     407          7,228     815  (3)      8,043

Intersegment Income
   (Expense)                 3,224     (819)       (493)       0    2,403     276       0          2,196  (2,196) (4)          0

Significant noncash items:
   Provision for Loan
      Losses                 1,809        7         135        0        0       0       0          1,950       0           1,950

Earnings (Loss) Before
   Income Tax                6,871      163       3,724    4,286      891   1,099    (148)        14,490  (3,959) (3)     10,531



                                                                                                                         Third
                                                                                                                        Quarter
                                                                                                                          1998
                                                                  Mortgage                    Segment    Intersegment Consolidated
                           Consumer Residential Business Treasury Banking  Retail             Totals     Eliminations    Totals

Average Segment Assets    $529,253  $466,834    $365,195 $175,364 $92,629  $43,775            $1,673,050 $70,828  (1)  $1,743,878

Net Interest Income          4,411       967       3,439      390     671    2,286                12,163   3,789  (2)      15,952

Non-Interest Income
   (Expense)                   (41)       39       1,037      368   3,477      856                 5,736     555  (3)       6,291

Intersegment Income
   (Expense)                   399      (513)       (421)       0   2,003      940                 2,407  (2,407) (4)           0

Significant noncash items:
   Provision for Loan
      Losses                 1,854        11         455        0       0        0                 2,320       0            2,320

Earnings (Loss) Before
   Income Tax                2,284      (372)      2,935      840   4,713      664                11,064  (2,890) (3)       8,174



(1) Segment assets differ from consolidated assets due to reclassification adjustments (primarily related to income tax assets)
    that are not reflected in the management reporting system.

(2) The net interest income amounts in the segment results reflect not only the actual interest income and expense from segment activities, but also amounts for transfer income and expense to match fund each segment.  Transfer income and expense is assigned to each asset and liability based on the treasury yield curve.  These match-funding entries are not made to the
    Corporation's actual results.

(3) Represents other income and expense items which are allocated to Corporate overhead departments.  These amounts are included in the Corporation's overall results, but are not part of the management reporting system.

(4) Intersegment income and expenses are received by one segment for performing a service for another segment.  In the case of residential and consumer portfolios, an amount is paid to the origination office which is capitalized in the portfolio and amortized over a four-year period.  These charges are similar to premiums paid for the purchase of loans, and are treated as such for management reporting.  These entries are eliminated from the Corporation's actual results.



Segment Reporting                                                                                                        YTD
                                                                                                                       9/30/99
                                                                 Mortgage                    Segment    Intersegment Consolidated
                          Consumer Residential Business Treasury Banking  Retail  FirstTrust Totals     Eliminations    Totals

Average Segment Assets    $625,670 $431,998    $470,766 $180,232 $94,989  $53,134 $987       $1,853,173 $17,396  (1) $1,870,569

Net Interest Income         16,586    4,234      12,678      975   1,391   11,387    0           47,251   5,067  (2)     52,318

Non-Interest Income
   (Expense)                 2,991     (390)      3,163    4,538   3,336    3,408  696           17,742   2,610  (3)     20,352

Intersegment Income
   (Expense)                 6,163   (1,481)     (1,650)       0   6,201      733    0            7,570  (7,570) (4)          0

Significant noncash items:
   Provision for Loan
      Losses                 5,480       50       1,341        0       0        0    0            6,870       0           6,870

Earnings (Loss) Before
   Income Tax               17,616    2,043       9,208    4,774   5,514    3,469 (739)          39,489 (13,243) (3)     26,246



                                                                                                                         YTD
                                                                                                                       9/30/98
                                                                 Mortgage                    Segment    Intersegment Consolidated
                          Consumer Residential Business Treasury Banking  Retail             Totals     Eliminations    Totals

Average Segment Assets    $543,359 $475,671    $339,803 $186,115 $101,734 $44,985            $1,691,666 $ 4,780  (1) $1,696,446

Net Interest Income         13,166    2,906       9,579    1,615    1,508   8,233                37,007  10,464  (2)     47,471

Non-Interest Income
   (Expense)                 3,010       76       2,667      435    6,119   2,282                14,589   1,933  (3)     16,522

Intersegment Income
   (Expense)                 1,630   (1,630)     (1,154)       0    6,000   2,336                 7,183  (7,183) (4)          0

Significant noncash items:
   Provision for Loan
      Losses                 5,320       32       1,304        0        0       0                 6,656     804           7,460

Earnings (Loss) Before
   Income Tax                7,631      (50)      8,101    1,871   12,317   3,197                33,068 (10,092) (3)     22,976




(1) Segment assets differ from consolidated assets due to reclassification adjustments (primarily related to income tax assets)
    that are not reflected in the management reporting system.

(2) The net interest income amounts in the segment results reflect not only the actual interest income and expense from segment activities, but also amounts for transfer income and expense to match fund each segment.  Transfer income and expense is assigned to each asset and liability based on the treasury yield curve.  These match-funding entries are not made to the
    Corporation's actual results.

(3) Represents other income and expense items which are allocated to Corporate overhead departments.  These amounts are included in the Corporation's overall results, but are not part of the management reporting system.

(4) Intersegment income and expenses are received by one segment for performing a service for another segment.  In the case of residential and consumer portfolios, an amount is paid to the origination office, which is capitalized in the portfolio and amortized over a four-year period.  These charges are similar to premiums paid for the purchase of loans, and are treated as such for management reporting.  These entries are eliminated from the Corporation's actual results.


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


Management's Discussion and Analysis of
   Results of Operations and Financial Condition

Summary of Corporation's Results

     First Indiana Corporation and subsidiaries had net earnings of $6,622,000 for the third quarter of 1999, including two significant events and related transactions explained below, compared with net earnings of $5,003,000 in the third quarter of 1998. Diluted earnings per share for the three months ended September 30, 1999 were $.52, compared with $.38 per share for the same period one year ago. Prior to these two events and related transactions (see next paragraph), third quarter operating earnings were $5,600,000, or $.44 per
diluted share, for the quarter ended September 30, 1999.   Cash dividends for
the third quarter of 1999 and 1998 were $.13 and $.12 per share of common stock outstanding, respectively.

     In April 1999, the Bank announced a divestiture of the out-of-state residential mortgage lending business of its subsidiary. An alliance partner will provide permanent mortgage financing for First Indiana's customers in Florida, North Carolina, and Oregon. During the third quarter of 1999, the Bank sold the deposits at the Evansville, Indiana-area branches. Both of these events are discussed more fully in subsequent paragraphs.

     For the first nine months of 1999, net earnings were $16,273,000, compared with $14,038,000 one year ago. For the nine months ended September 30, 1999, diluted earnings per share were $1.27, compared with $1.06 for the same period one year ago. Operating earnings, excluding the two significant events and related transactions, were $15,300,000, or $1.20 per diluted share, for the nine months ended September 30, 1999. Cash dividends through the first nine months of 1999 and 1998 were $.39 and $.36 per share of common stock outstanding, respectively.


Net Interest Income

     Net interest income was $18,244,000 for the three months ended September 30, 1999, compared with $15,952,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, net interest income was $52,318,000 compared with $47,471,000 for the nine months ended September 30, 1998.

     Net loans outstanding increased to $1,614,055,000 at September 30, 1999, compared with $1,518,543,000 one year earlier. Residential loans outstanding at September 30, 1999 were $445,287,000, down 14 percent from one year ago. The decrease results from the Bank's increased activity in the secondary market. Residential loan sales for the third quarter of 1999 were $135,978,000, compared with $132,612,000 for the same period in 1998.
Consumer loans sales for the third quarter of 1999 were $63,437,000, compared with $64,753,000 for the same period in 1998. At September 30, 1999, home equity loans outstanding were $650,865,000, compared with $554,962,000 at September 30, 1998, a 17 percent increase. Business loans were $208,129,000 at September 30, 1999, compared with $162,969,000 one year earlier, a 28 percent increase. Construction loans outstanding increased 47 percent to $292,524,000 at September 30, 1999 compared with $198,563,000 at September
30, 1998. In order to enhance net interest income, First Indiana has targeted the consumer, business and construction loan portfolios for growth in 1999 while de-emphasizing residential loan portfolio growth.

     Interest income for the third quarter of 1999 was $37,545,000, compared with $34,857,000 for the three months ended September 30, 1998. Interest income for the nine months ended September 30, 1999 was $107,845,000, compared with $102,242,000 for the same period in 1998. Interest expense for the third quarter of 1999 was $19,301,000, compared with $18,905,000 for the three months ended September 30, 1998. Interest expense for the nine months ended September 30, 1999 and 1998 was $55,527,000 and $54,771,000, respectively.

     During the third quarter of 1999, the Corporation's cost of funds was 4.83 percent, compared with 5.24 percent one year ago. For the nine months ended September 30, 1999, the cost of funds was 4.77 percent, compared with 5.20 percent for the same period in 1998. The yield on earning assets was 8.19 percent for the third quarter of 1999, compared with 8.32 percent one year ago. For the nine months ended September 30, 1999, the yield on earning assets was
8.05 percent, compared with 8.36 percent for the same period in 1998.

     Annualized return on total average assets was 1.38 percent for the three months ended September 30, 1999, compared with 1.15 percent for the same period in 1998. For the nine months ended September 30, 1999, the Corporation's annualized return on total average assets was 1.16 percent, compared with 1.10 percent for the same period in 1998.


Net Interest Margin

     Net interest margin consists of two components: interest-rate spread and the contribution of interest-free funds (primarily capital and other non-interest-bearing liabilities). The following analysis of net interest margin reflects the Corporation's ability to generate strong net interest income resulting from a prudent combination of assets and liabilities.



                                Three Months Ended September 30,

(Dollars in Thousands)                      1999          1998
Net Interest Income                $      18,244 $      15,952


Average Interest-Earning Assets    $   1,834,643 $   1,675,392
Average Interest-Bearing Liabilities   1,597,344     1,442,733

Average Interest-Free Funds        $     237,299 $     232,659


Yield on Interest-Earning Assets            8.19%         8.32%
Yield on Interest-Bearing Liabilities       4.83%         5.24%

Interest-Rate Spread                        3.36%         3.08%
Impact of Interest-Free Funds               0.62%         0.73%

Net Interest Margin                         3.98%         3.81%

All non-accruing delinquent loans have been included in average interest-earning assets.



                                 Nine Months Ended September 30,

(Dollars in Thousands)                      1999          1998
Net Interest Income                $      52,318 $      47,471


Average Interest-Earning Assets    $   1,786,942 $   1,630,679
Average Interest-Bearing Liabilities   1,550,933     1,404,887

Average Interest-Free Funds        $     236,009 $     225,792


Yield on Interest-Earning Assets            8.05%         8.36%
Yield on Interest-Bearing Liabilities       4.77%         5.20%

Interest-Rate Spread                        3.28%         3.16%
Impact of Interest-Free Funds               0.62%         0.72%

Net Interest Margin                         3.90%         3.88%

All non-accruing delinquent loans have been included in average interest-earning assets.


     The environment of heavy refinancing activity due to declining interest rates earlier in the year has slowed now that rates are on the rise. This, the contraction of the residential portfolio, and the redirection of investments to the consumer and business portfolios, has resulted in an improved interest-rate margin for the Bank when compared with last year. Management believes the Corporation is strategically positioned for long-term growth by developing a customer base that has the potential of utilizing other First Indiana Bank products and services.


Non-Performing Assets and Summary of Loan Loss Experience

     The following table analyzes the allowance for losses on loans and REO for the nine months ended September 30, 1999 and 1998.





                                          Allowance for      REO Loss          Loan & REO
                                           Loan Losses       Allowance       Loss Allowance
                                          1999     1998     1999   1998       1999     1998
(Dollars in Thousands)
Balance of Allowance
   at Beginning of Year                $25,700  $22,414     $500   $483    $26,200  $22,897
Provision for Losses                     6,870    7,460     (481)   (77)     6,389    7,383
Charge-Offs -- Residential                 (22)     (51)     (14)    (7)       (36)     (58)
            -- Consumer                 (4,254)  (5,564)     (40)  (240)    (4,295)  (5,804)
            -- Construction               (208)    (576)     (10)    --       (217)    (576)
            -- Business                   (348)     (15)      --     --       (348)     (15)
            -- Commercial Real Estate       --       --      (79)    --        (79)      --
Recoveries  -- Residential                  --        2       72    100         72      102
            -- Consumer                    805      738      335    233       1,141     971
            -- Construction                215       79      141      8         355      87
            -- Business                      8       36       --     --           8      36
            -- Commercial Real Estate       --       --       76     --          76      --

Balance at September 30,               $28,765  $24,523     $500   $500     $29,265 $25,023

Ratio of Allowance for Loan Losses
   to Loans Receivable                   1.75%    1.65%

Ratio of REO Loss Allowance to Real
   Estate Owned                                           19.08% 12.60%

Ratio of Total Loan and REO Loss
   Allowance to Non-Performing Assets                                       190.87% 130.17%



     Non-performing assets were $15,333,000, or 0.82 percent of assets, at September 30, 1999. This compares with $19,880,000, or 1.11 percent of assets, at December 31, 1998 and $19,224,000, or 1.11 percent of assets, at September 30, 1998. This category includes not only non-accrual loans and real estate owned, but also restructured loans on which the Bank continues to accrue interest.

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

     Due to favorable trends in delinquencies, non-performing loans and net charge-offs, management has decided to lower the loan loss provision for the quarter. The provision for loan losses in the third quarter of 1999 and 1998 was $1,950,000 and $2,320,000. For the nine months ended September 30, 1999, the total provision for loan losses was $6,870,000, compared with $7,460,000 for the same period in 1998.

     The amount of the provision in 1999 is the result of management's ongoing evaluation of the adequacy of its loan and real estate owned loss allowances and the changing composition of the Corporation's loan portfolio and REO. Management will continue to evaluate the adequacy of the provision and will adjust it if necessary, based on the estimate of losses inherent in the portfolio.


Non-Interest Income

     Total non-interest income was $8,043,000 for the three months ended September 30, 1999, compared with $6,291,000 for the same period in 1998. For the nine months ended September 30, 1999 and 1998, total non-interest income was $20,352,000 and $16,522,000, respectively.

     The 1999 gain on sale of loans of $5,009,000 is comprised of both a $4,031,000 gain on the sale of fixed-rate home equity loans and a $1,102,000 gain on residential mortgage loans. A national network of agents, coupled with a call center, has allowed the Bank to aggressively pursue originations of home equity products with loan-to-value ratios of greater than 80 percent. The Bank processes and underwrites these loans and subsequently sells them into the secondary market. In some cases, the Bank retains the servicing rights on the home equity loan sales.

     Loan servicing income for the three and nine months ended September 30, 1999 decreased by $59,000 and $491,000 from the comparable periods in 1998. This decrease primarily occurred as a result of the Bank's amortization of mortgage servicing rights and loan prepayments. The Corporation's residential loan servicing portfolio amounted to $853,139,000 at September 30, 1999, compared with $954,1342,000 at September 30, 1998. The consumer loan servicing portfolio was $209,089,000 at September 30, 1999, compared with $90,507,000 at September 30, 1998.

     Loan fees increased $401,000 for the nine months ended September 30, 1999 compared with the same period last year due to the increased business lending activity.

     Customer fee income increased $400,000 for the three months and $900,000 for the nine months ended September 30, 1999 compared with the same periods last year, primarily as a result of the Bank's successful promotional campaigns to acquire new checking accounts.

     First Indiana's trust subsidiary, FirstTrust Indiana, had $934,000,000 in trust assets under management or in the process of transfer at September 30, 1999. Trust fees generated from these assets are also included in other non-interest income.

     During the first quarter of 1999, the Bank recognized $905,000 on the sale of $148 million in loan servicing rights, which is included as a component of other non-interest income.

     During the third quarter of 1999, the Bank recognized a $7,590,000 gain on the sale of deposits at the Evansville, Indiana-area branches. The Bank also elected to sell certain loans and investment securities available for sale, which resulted in a $4,400,000 loss. In addition, approximately $1,600,000 in various non-interest expense categories related to the Evansville and mortgage divestiture was recognized during the quarter. These transactions are part of First Indiana' strategy of concentrating on Central Indiana, the fastest growing region of the state.


Non-Interest Expense

     Total non-interest expense was $13,806,000 for the three months ended September 30, 1999, compared with $11,749,000 for the same period in 1998. Non-interest expense for the nine months ended September 30, 1999 and 1998 was $39,554,000 and $33,557,000, respectively. Salaries and benefits increased $1,502,000 during the three months ended September 30, 1999 compared to the third quarter of 1998 in order to provide processing and sales support to the increased loan origination volume efforts in the targeted business, construction, and consumer lending and as a result of the addition of FirstTrust. Occupancy expenses increased $131,000 in 1999 when compared with 1998 due to the Bank's expansion into new markets. Equipment, a component of other operating expenses, increased $543,000 in 1999 compared with 1998, primarily due to an enhancement of the Branch Banks teller systems.

     Included in real estate owned operations-net are all of the operating revenues and expenses associated with the Corporation's real estate owned. Such net results improved by $110,000 and $237,000 for the three and nine months ended September 30, 1999 from one year ago due to the decreased asset balance of real estate owned.


Capital Resources and Liquidity

     At September 30, 1999, shareholders' equity was $172,898,000, or 9.20 percent of total assets, compared with $165,970,000, or 9.24 percent, at December 31, 1998 and $163,061,000, or 9.38 percent, at September 30, 1998.

     The Corporation paid a quarterly dividend of $.13 per common share on September 15, 1999 to shareholders of record as of September 3, 1999. This reflects an increase from $.12 per share in 1998. On March 6, 1998, the Corporation effected a six-for-five stock dividend. All per-share amounts have been adjusted to reflect the stock dividend.

     The following table shows First Indiana's strong capital levels and compliance with all capital requirements at September 30, 1999. First Indiana Bank is classified as "well-capitalized" under the OTS regulatory framework for prompt corrective action, its highest classification. To be categorized as "well-capitalized," the Bank must maintain minimum total risk-based, tier one risk-based and tier one leverage ratios as set forth in the table. The table reflects categories of assets includable under OTS regulations. There are no conditions or events since the date of classification that management believes have changed the Bank's category.



                                                                             To Be Well
                                                          For FDICIA    Capitalized Under OTS
(Dollars in Thousands)                                     Capital        Prompt Corrective
                                         Actual       Adequacy Purposes   Action Provisions

                                     Amount    Ratio   Amount    Ratio   Amount    Ratio
First Indiana Bank Capital         $152,593

Tangible Capital (1)               $152,603     8.14% $ 28,104    1.50%   N/A      N/A

Core (Tier One) Capital             152,603     8.14%   56,208    3.00%  $ 93,680  5.00%

Tier One Risk-Based Capital         152,603     9.46%   N/A        N/A     96,794  6.00%

Total Risk-Based Capital (2)        171,292    10.62%  129,058    8.00%   161,323 10.00%

(1) First Indiana Bank capital differs from tangible capital by the FAS115 equity securities adjustment of $10.

(2) Risk-based capital includes a $20,272 addition for general loan loss reserves and a
    $1,583 deduction for land loans with loan-to-value ratios in excess of 80 percent.



     The Corporation conducts its business through its subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investment in the Bank.

     Regulations require the director of the OTS to set minimum liquidity levels between four and 10 percent of assets. In the fourth quarter of 1997, the regulations were altered to lower the liquidity requirement to four percent of net withdrawable assets, and the definition of net withdrawable assets was simplified. This change did not have a significant impact on the Corporation's liquidity position. The Corporation's liquidity ratio at September 30, 1999, was 8.00 percent.


Financial Condition

     Total assets at September 30, 1999, were $1,878,586,000, an increase from $1,795,990,000 at December 31, 1998.

     Net loans receivable at September 30, 1999, were $1,614,055,000, compared
with $1,518,543,000 at December 31, 1998.   The predominant growth in loans
occurred in the targeted portfolios of construction, business, and consumer, all of which increased from year-end 1998. Mortgage-backed securities available for sale increased $28,777,000 to $58,457,000 at September 30, 1999 from year-end as a result of purchases. This increase was offset by a decrease in the portfolio of investments available for sale of $67,927,000.

     In April 1999, the Bank announced a divestiture of the out-of-state residential mortgage lending business of its subsidiary. An alliance partner will provide permanent mortgage financing for First Indiana's customers in Florida, North Carolina, and Oregon. This alliance was consummated in the third quarter of 1999. First Indiana will continue to originate construction loans outside Indiana, but permanent loans are now referred to Heritage Financial Group.

     Total deposits were $1,272,985,000 at September 30, 1999, compared with $1,227,918,000 at December 31, 1998. Non-interest-bearing deposits consist of retail and commercial checking accounts, as well as official checking accounts. Commercial checking accounts are expected to become a more significant source of funds. Included in commercial checking accounts at September 30, 1999 and December 31, 1998 were approximately $5,895,000 and $4,285,000 of escrow balances maintained for loans serviced for others. These balances represent principal, interest, taxes, and insurance that require separate maintenance at the request of the investor. Official checking accounts at September 30,1999 and December 31, 1998 were $44,397,000 and $51,293,000, respectively.

     In the first quarter of 1999, the Bank announced the divestiture of its five Evansville branches. Civitas Bank, which is based in Evansville, acquired the deposits and offices of the five branches. This transaction, which included approximately $120 million of First Indiana's current deposit base, was completed in the third quarter.

     Federal Home Loan Bank advances totaled $371,854,000 at September 30, 1999, compared with $327,247,000 at December 31, 1998. These additional funds were used for loan originations and the divestiture of the Evansville branches.

     The Corporation also uses short-term repurchase agreements as sources of funds. Borrowings will continue to be used in the short run to compensate for periodic or other reductions in deposits or inflows at less than projected levels, and long-term to support mortgage lending activities.


Year 2000 Readiness

     The Bank was required by the Federal Financial Institutions Examination Council ("FFIEC") to assess both the Bank's and its vendors' ability to be Year 2000 ready by June 30, 1999. The Year 2000 issue refers to shortcomings which exist in some current computer hardware and software that preclude the correct calculation of date-sensitive information from, into, and between the twentieth and twenty-first centuries, including leap year calculations. Because the Bank relies heavily on technology for transaction processing and interest calculation, preparing for the Year 2000 is a critical focus of the Bank's resources. In addition to testing the technology, the Bank is also making plans to ensure the availability of funds in order to meet potentially high liquidity needs during December 1999.

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

State of Readiness

     The Bank has assembled a team of associates, which meets regularly to lead the Bank's Year 2000 readiness efforts. All hardware and software vendors, as well as significant other vendors and borrowers, have been identified and contacted. The Bank has an inventory of known potential Year 2000 readiness issues, and has developed action plans and contingency plans for each issue. During 1999, the Bank is completing integrated testing of interdependent systems, testing data interfaces with third parties, and is developing bank-wide contingency plans, with testing of the contingency plans to occur during the second, third, and fourth quarters. The team is monitoring significant vendor and borrower relationships to ensure that no issues arise which cause management to question the ability of the vendor or borrower to adequately prepare for the Year 2000, and thus possibly impact the Bank's own ability to conduct business beyond the century change.

     The OTS is conducting regular examinations of all financial institutions to assess Year 2000 readiness in accordance with FFIEC guidelines. The Bank uses an external data services bureau, which provides most of the automated processing of First Indiana's customer transactions. The Bank's external service bureau has reported that it expects its systems to be year 2000 compliant in all material respects. The service bureau is also examined by the OTS. The Bank's Year 2000 Team will continuously monitor this service bureau's Year 2000 readiness efforts throughout the remainder of the year.

Costs to Address Year 2000 Issues

     The Bank's expenditures associated with the Year 2000 as of September 30, 1999 totaled $4.7 million, all of which related to 1999. These costs include major system renovations, an upgrade of all desktop personal computers throughout the Bank, implementation of an independent location for Year 2000 testing, and fees related to third-party vendor testing. The Bank expensed $761,000 of these expenditures in 1999. The remaining expenditures relating to system and equipment purchases have been capitalized in accordance with generally accepted accounting principles. Management does not anticipate additional significant Year 2000 related expenditures for the remainder of the year. Although management sees no internal impact or risk to the Bank's ability to operate in the 21st century, it is not possible to assess the financial impact of lost revenue due toYear 2000 issues attributable to external factors.

Contingency Plans

     While the Bank has undertaken significant efforts to assess, remediate, and test their technical systems to address Year 2000 processing issues, it is also developing contingency plans. These contingency plans are intended to provide alternative processes and actions in the event of systems malfunction or failures due to Year 2000 issues. The Bank is required to follow FFIEC guidance advising two levels of contingency planning - remediation and business-resumption. Remediation contingency plans address the actions to be taken if the remediation efforts fall behind schedule or appear in jeopardy of not delivering a Year 2000 ready system when required. Business-resumption contingency plans address the actions that would be taken if key business processes could not be performed in the normal manner upon entering the next century due to system or third party failures.

     The Bank has defined remediation contingency plan requirements that are intended to provide alternative processes and actions to address failed or unsuccessful remediation efforts. The first priority is their core processes and mission-critical systems. The Bank has developed business resumption contingency plans for each of its key business processes and is required to have them tested by October 30, 1999. The business-resumption plans of the Bank include the four phases cited in the FFIEC contingency planning process. These four phases are: (i) establishment of organization planning guidelines,
(ii) completion of a business impact analysis including the definition of Year 2000 failure scenarios, (iii) development of a contingency plan for core systems including contingency trigger dates, and (iv) review and periodic testing of plan viability.

     The management of the Bank believes it is taking reasonable steps to address and remediate Year 2000 issues, especially with respect to mission-critical systems and liquidity. However, the Bank can make no representation that all of its systems and, especially, those of significant third parties, will be Year 2000 ready or that it will not be adversely affected by Year 2000 issues.

Interest-Rate Sensitivity

     First Indiana engages in rigorous, formal asset/liability management, the objectives of which are to manage interest-rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. At September 30, 1999, the Corporation's cumulative one-year interest-rate gap stood at a negative
1.82 percent. This means that 1.82 percent of First Indiana's assets liabilities will reprice within one year without a corresponding repricing of the assets they fund. This liability sensitive position is a significant change when compared to the cumulative one-year interest-rate gap at December 31, 1998. The near-term maturity of fixed rate certificates of deposits is the most significant component of this change.

     The following schedule analyzes the difference in rate-sensitive assets and liabilities or gap at September 30, 1999 and December 31, 1998.



                                                       Rate Sensitivity by Period of Maturity or Rate Change
                                                                  September 30, 1999

                                                                                Over 180    Over 1
                                                               % of    Within    Days to   Year to    Over
(Dollars in Thousands)                     Rate     Balance    Total  180 Days   1 Year    5 Years   5 Years
Interest-Earning Assets
Investment Securities & Other             6.32%  $  107,457    5.94%  $ 59,919  $      -  $ 27,445  $ 20,093
Loans Receivable (1)
  Mortgage-Backed Securities              7.01%      58,457    3.23%     8,706     8,290    41,461         -
  Residential Mortgage Loans              7.71%     445,287   24.62%   131,947    68,796   203,641    40,903
  Commercial Real Estate Loans            8.39%      33,225    1.84%     8,392     1,909    16,732     6,193
  Business Loans                          8.90%     208,129   11.51%   137,138    11,331    51,134     8,526
  Consumer Loans                          8.84%     663,655   36.69%   286,108    47,290   236,899    93,357
  Residential Construction Loans          7.91%     292,527   16.17%   263,380    14,632    14,512         -

       Total                              8.20%  $1,808,737  100.00%   895,590   152,248   591,824    169,072

Interest-Bearing Liabilities

Deposits:
  Demand Deposits (2)                     1.25%  $   73,711    4.82%  $      -         -         -     73,711
  Passbook Deposits (3)                   2.57%      38,266    2.50%     3,173       907     7,258     26,928
  Money Market Savings                    4.23%     346,321   22.65%   346,321         -         -          -
  Jumbo Certificates                      5.45%     258,059   16.87%   126,990    38,812    92,257          -
  Fixed-Rate Certificates                 5.23%     407,863   26.67%   141,105   135,202   131,556          -

       Total                              4.62%   1,124,202   73.51%   617,589   174,921   231,071    100,639
Borrowings:
  FHLB Advances                           5.55%     371,854   24.32%  $220,000    35,000   110,000      6,854
  Short-Term Borrowings                   4.38%      33,222    2.17%    33,222         -         -          -

       Total                              4.84%   1,529,278  100.00%   870,811   209,921   341,053    107,493

Net - Other (4)                                     279,456                                           279,456

    Total                                        $1,808,734            870,811   209,921   341,053    386,994

Rate Sensitivity Gap                                                  $ 24,779 $ (57,673) $250,757  $(217,862)

September 30, 1999
Cumulative Rate-Sensitivity Gap                                       $ 24,779 $ (32,894) $217,877

Percent of Total Interest-Earning Assets                                 1.37%   (1.82)%    12.05%

December 31, 1998
Cumulative Rate-Sensitivity Gap                                       $132,868 $ 118,070  $248,681

Percent of Total Interest-Earning Assets                                 7.74%     6.88%    14.49%


(1) The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayment adjusted for estimated prepayments.  For adjustable-rate loans, interest rates adjust at intervals of six months to five years.  Included in Residential Mortgage Loans is $17,860 of Loans
    Held for Sale.  Included in Consumer Loans is $63,459 of Home Equity Loans Held for Sale.

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


Disclosures About Market Risk

   The Corporation's success is largely dependent upon its ability to manage interest-rate risk, which is defined as the exposure of the Corporation's net interest income and net earnings to changes in interest rates. The Bank's Asset/Liability Committee ("ALCO") is responsible for managing interest-rate risk and the Corporation has established acceptable limits for interest-rate exposure, which are reviewed on a monthly basis. The Bank uses a model which measures interest-rate sensitivity to determine the impact on net earnings of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities, and renewal rates on certificates of deposits, estimated borrowing needs, anticipated loan loss provision, projected secondary marketing gains and losses, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest-rate sensitive instruments which are held to maturity or available for sale. The Bank has no trading assets. Based on the information and assumptions in effect at September 30, 1999, management believes that a 100 basis point increase or decrease in interest rates over a 12 month period would result in a 1.2 percent increase and a 8.9 percent decrease in net earnings, respectively, because of the change in net interest income. Because of the numerous assumptions used in the computation of interest-rate sensitivity, and the fact that the model does not assume any actions the ALCO could take in response to the change in interest rates, the results should not be relied upon as indicative of actual results.

     Historically the Bank enters into forward sales contracts for future delivery of residential fixed-rate mortgage loans at a specified yield in order to limit market risk associated with its pipeline of residential mortgage loans held for sale and commitments to fund residential mortgage loans. Market risk arises from the possible inability of either party to comply with the contract terms.

     The Bank designates these forward sales contracts as hedges. To qualify as a hedge, the forward sales contract must be effective in reducing the market risk of the identified anticipated residential mortgage loan sale which is probable to occur. Effectiveness is evaluated on an ongoing basis through analysis of the residential mortgage loan pipeline position. Commitments under these forward sales contracts and the underlying residential mortgage loans are valued, and the net position is carried at the lower of cost or market. Unrecognized gains and losses on these forward sales contracts are generally immaterial and are charged to current earnings as an adjustment to the gain or loss on residential mortgage loan sales when realized, or when the contract matures or is terminated.

Other Information

Items 1, 2, 3, and 4 are not applicable.


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

Item 6. Exhibits and reports on Form 8-K

          (a)  Exhibits   Financial Data Schedule

          (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended September 30, 1999.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              First Indiana Corporation

November 9, 1999              /s/Owen B. Melton, Jr.
                              Owen B. Melton, Jr.
                              President

November 9, 1999              /s/David L. Gray
                              David L. Gray
                              Vice President and Treasurer