Form 10-K
period 1999-12-31
FIRST INDIANA CORP
filed 2000-03-20
CIK 789670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

                              (Mark One)
 [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 for the fiscal year ended December 31, 1999

                                  or

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934
              For the transition period from____ to ____

                   Commission File Number 0-14354

                       FIRST INDIANA CORPORATION
         (Exact name of registrant as specified in its charter)

              Indiana                                  35-1692825
-----------------------------------  ------------------------------------------
      (State of Incorporation)            (I.R.S. Employer Identification No.)

       135 N. Pennsylvania St.
        Indianapolis, Indiana                            46204
-----------------------------------  ------------------------------------------
(Address of principal executive offices)              (Zip Code)


             Registrant's telephone number, including area code:
                               (317) 269-1200

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                    NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                   Name of Each Exchange
    Title of Each Class                             on Which Registered
-----------------------------------  ------------------------------------------
Common Stock, $.01 par value                            NASDAQ

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

   State the aggregate market value of the voting stock held by non-affiliates of the registrant: $176,419,000 as of February 18, 2000.

   On February 18, 2000, the registrant had 12,577,512 shares of common stock outstanding, $.01 par value.

   Documents Incorporated by Reference: Portions of the Annual Report to Shareholders for the Year Ended December 31, 1999 (Part II) and portions of the definitive proxy statement for the 2000 Annual Meeting of Shareholders
(Part III).

                     FIRST INDIANA CORPORATION

                             FORM 10-K

                         Table of Contents


                                                                                  Page

PART I                                                                              3

   Item 1.      Business                                                            3

   Item 2.      Properties                                                         31

   Item 3.      Legal Proceedings                                                  31

   Item 4.      Submission of Matters to a Vote of Security Holders                31

PART II                                                                            32

   Item 5.      Market for Registrant's Common Equity and Related Shareholder
                Matters                                                            32

   Item 6.      Selected Financial Data                                            32

   Item 7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operation                                               32

   Item 7A.     Quantitative and Qualitative Disclosures About Market Risk         32

   Item 8.      Financial Statements and Supplementary Data                        32

   Item 9.      Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                           33

PART III                                                                           33

   Item 10.     Directors and Executive Officers of the Registrant                 33

   Item 11.     Executive Compensation                                             34

   Item 12.     Security Ownership of Certain Beneficial Owners and Management     34

   Item 13.     Certain Relationships and Related Transactions                     35

PART IV                                                                            35

   Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
                8-K                                                                35

SIGNATURES                                                                         36

EXHIBIT INDEX                                                                      37


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

                                 PART I

Item I. Business

First Indiana Corporation

   First Indiana Corporation, an Indiana corporation formed in 1986 ("Corporation"), is a nondiversified, unitary savings and loan holding company. The principal asset of the Corporation is the outstanding stock of First Indiana Bank ("First Indiana" or "Bank"), its wholly owned subsidiary. The Corporation has no separate operations, and its business consists only of First Indiana and its subsidiaries. First Indiana's subsidiaries include One Mortgage Corporation, a mortgage origination subsidiary; One Investment Corporation, an operating subsidiary; Pioneer Service Corporation, a limited partnership; and One Property Corporation, a real estate investment subsidiary.

First Indiana Bank

   First Indiana is a federally chartered stock savings bank whose depository accounts are insured by the Savings Association Insurance Fund ("SAIF") of
the Federal Deposit Insurance Corporation ("FDIC").   Established in 1934,
First Indiana was operated as a federally chartered, mutual savings and loan institution until August 1983, when it converted to a federal stock savings bank. First Indiana has $2.0 billion in assets and is the largest publicly held bank based in Indianapolis.

   First Indiana is engaged primarily in the business of attracting deposits from the general public and originating home equity loans, residential construction loans, and business loans. First Indiana offers a full range of banking services through 23 banking offices located throughout metropolitan Indianapolis, Franklin, Pendleton, Westfield, Mooresville, and Rushville, Indiana. The Bank also originates home equity loans indirectly through a network of loan originators and loan agents throughout the United States.

   During the third quarter of 1999, First Indiana completed two significant events, both of which are discussed more fully in Item 7. These were the sale of $120 million of deposits of the Bank's five Evansville, Indiana-area branches and changes in the Bank's mortgage banking strategy.

   In August, First Indiana sold its Evansville Division to another bank. This action reflects the Bank's relationship-based strategy as it allowed the Bank to focus resources in Central Indiana, the fastest-growing region of the state.

   Also in the third quarter, the Bank exited the traditional mortgage banking business in favor of originating mortgages for relationship customers.
Mortgage lending has become a commodity business, where the only differentiating factor for most customers is a low rate of interest; consequently, First Indiana shifted its emphasis to products and services where the Bank can add value in other ways. First Indiana continues to offer consumer loan products, which allows the Bank to capitalize on prosperous markets throughout the United States and diversify geographic risk, without the overhead of fixed offices.

   First Indiana has construction and consumer loan service offices throughout Indiana and in Arizona, Florida, Illinois, North Carolina, Ohio, and Oregon. In early 1999, First Indiana established a new operating subsidiary, One Investment Corporation. One Investment Corporation purchases and sells loan participations originated by First Indiana and by others in the secondary market.

   FirstTrust Indiana, the Bank's trust and investment advisory division, completed its first year of operation since receiving trust powers on December 31, 1998. Account relationships have been accepted in three product lines: personal trust, institutional investment management, and estate and guardianship administration. FirstTrust enables First Indiana to diversify sources of non-interest income while providing a broader spectrum of products to retail and commercial customers.

   The metropolitan area served by First Indiana consists of Indianapolis, the State's capital and largest city, and the surrounding six-county suburban and agricultural areas in the central part of the State. The population of the metropolitan Indianapolis area in 1990 was approximately 1,200,000. Indianapolis' diversified economy includes manufacturing and service industries, such as Eli Lilly & Company (pharmaceuticals), the federal and state governments, General Motors (automotive), and Ameritech (communications).

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

Lending Activities

   General.   First Indiana has a substantial market presence in residential construction lending, commercial real estate lending, business loans, and consumer loans, primarily home equity loans originated both on a direct and indirect basis.

   To minimize the mismatch between the duration of its interest-rate-sensitive assets and liabilities, First Indiana has a policy of (i) increasing its portfolio of adjustable-rate and shorter-term mortgage, consumer, and business loans; (ii) selling most fixed-rate, longer-term loans into the secondary market unless those loans can be funded by liabilities of a similar maturity; and (iii) increasing transaction accounts, which are less volatile than certificates of deposit.

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


Loan Portfolio Composition
(Dollars in Thousands)
                                                                     At December 31,
                            -------------------------------------------------------------------------------------------------------
                                 1999                 1998                 1997                 1996                 1995
                            -------------------------------------------------------------------------------------------------------
                            Amount      Percent  Amount      Percent  Amount      Percent  Amount      Percent  Amount      Percent
                            -------------------------------------------------------------------------------------------------------
Loans by Type of Security
First Mortgage Loans
 Secured by:
   Single-Family Units      $  930,204   47.6%   $  937,321   52.9%   $  750,619   49.5%   $  640,743   47.4%   $  625,133   45.1%
   2-4 Family Units              1,398    0.1%        1,489    0.1%        1,093    0.1%        1,643    0.1%        1,885    0.1%
   Over 4 Family Units           8,645    0.4%        7,365    0.4%        9,844    0.6%        9,586    0.7%       18,946    1.4%
Mortgage-Backed
 Securities                     54,734    2.8%       29,680    1.7%       38,081    2.5%       36,152    2.7%       49,089    3.5%
Commercial Real Estate
 and Other Mortgage
 Loans                          25,654    1.4%       25,411    1.4%       32,269    2.1%       37,735    2.8%       46,137    3.3%
Consumer Loans                 675,763   34.6%      580,525   32.8%      548,016   36.1%      526,769   38.9%      575,009   41.4%
Business Loans                 255,199   13.1%      189,074   10.7%      137,517    9.1%      100,513    7.4%       72,146    5.2%
                            -------------------------------------------------------------------------------------------------------
Total Mortgage-Backed
 Securities and Loans
 Receivable (Before Net
 Items)                     $1,951,597  100.0%   $1,770,865  100.0%   $1,517,439  100.0%   $1,353,141  100.0%   $1,388,345  100.0%
                            =======================================================================================================
Loans by Type of Loan
Real Estate:
Conventional:
  Loans on Existing
   Property                 $  509,214   26.1%   $  551,641   31.2%   $  530,603   35.0%   $  463,211   34.2%   $  464,604   33.5%
  Construction Loans:
   Commercial Real
    Estate Loans                     -    0.0%            -    0.0%            -    0.0%           11    0.0%        6,835    0.5%
   Residential Loans            453,384  23.2%      406,650   23.0%      253,259   16.7%      214,433   15.8%      207,957   15.0%
Insured or Guaranteed:
  Mortgage-Backed
   Securities                    54,734   2.8%       29,680    1.7%       38,081    2.5%       36,152    2.7%       49,089    3.5%
  FHA and VA Loans                3,303   0.2%       13,295    0.8%        9,963    0.7%       12,052    0.9%       12,705    0.9%
                            -------------------------------------------------------------------------------------------------------
Total Real Estate Loans      1,020,635   52.3%    1,001,266   56.5%      831,906   54.8%      725,859   53.6%      741,190   53.4%
Consumer Loans                 675,763   34.6%      580,525   32.8%      548,016   36.1%      526,769   38.9%      575,009   41.4%
Business Loans                 255,199   13.1%      189,074   10.7%      137,517    9.1%      100,513    7.4%       72,146    5.2%
                            -------------------------------------------------------------------------------------------------------
Total Mortgage-Backed
 Securities and Loans
 Receivable (Before Net
 Items)                     $1,951,597  100.0%   $1,770,865  100.0%   $1,517,439  100.0%   $1,353,141  100.0%   $1,388,345  100.0%
                            =======================================================================================================



Loan Portfolio Composition - Continued                                  At December 31,
                                                --------------------------------------------------------------
(Dollars in Thousands)                             1999         1998         1997         1996         1995
                                                --------------------------------------------------------------
Total Loans Receivable (Before Net Items)       $1,896,863   $1,741,185   $1,479,358   $1,316,989   $1,339,256
Less:
  Undisbursed Portion of Loans                     198,632      200,732      110,629       84,173       72,511
  Deferred Income, Unearned Discounts,
   and Unamortized Premiums                         (3,950)      (3,790)      (2,412)      (1,762)        (624)
  Allowance for Loan Losses                         28,759       25,700       22,414       18,768       16,234
                                                --------------------------------------------------------------
Total Loans Receivable Before Mortgage Backed
 Securities                                      1,673,422    1,518,543    1,348,727    1,215,810    1,251,135
Plus:
   Mortgage Backed Securities                       54,734       29,680       38,081       36,152       49,089
                                                --------------------------------------------------------------
Mortgage Backed Securities and Loans
 Receivable - Net                               $1,728,156   $1,548,223   $1,386,808   $1,251,962   $1,300,224
                                                ==============================================================


   Adjustable- and Fixed-Rate Loans. The following table sets forth the balances at the dates indicated of all loans receivable and mortgage-backed securities before net items which have fixed interest rates and adjustable interest rates. Adjustable-rate loans include all loans with original maturities of five years or less.


(Dollars in Thousands)                                     At December 31,
                                   --------------------------------------------------------------
                                      1999         1998         1997         1996         1995
                                   --------------------------------------------------------------
Residential Mortgage Loans
Fixed Rates                        $  183,341   $  230,955   $  189,323   $  166,968   $  186,885
Adjustable Rates                      801,597      737,500      602,835      512,965      491,681
                                   --------------------------------------------------------------
Total                              $  984,938   $  968,455   $  792,158   $  679,933   $  678,566
                                   ==============================================================

Commercial Real Estate Loans
Fixed Rates                        $    9,134   $    6,855   $    6,099   $   17,213   $   11,948
Adjustable Rates                       26,563       25,956       33,649       28,713       50,676
                                   --------------------------------------------------------------
Total                              $   35,697   $   32,811   $   39,748   $   45,926   $   62,624
                                   ==============================================================

Total Residential Mortgage and
 Commercial Real Estate Loans
Fixed Rates                        $  192,475   $  237,810   $  195,422   $  184,181   $  198,833
Adjustable Rates                      828,160      763,456      636,484      541,678      542,357
                                   --------------------------------------------------------------
Total                              $1,020,635   $1,001,266   $  831,906   $  725,859   $  741,190
                                   ==============================================================

Consumer Loans
Fixed Rates                        $  480,489   $  437,267   $  395,423   $  368,697   $  411,030
Adjustable Rates                      195,274      143,258      152,593      158,072      163,979
                                   --------------------------------------------------------------
Total                              $  675,763   $  580,525   $  548,016   $  526,769   $  575,009
                                   ==============================================================

Business Loans
Fixed Rates                        $   70,923   $   61,272   $   47,577   $        -   $    5,699
Adjustable Rates                      184,276      127,802       89,940      100,513       66,447
                                   --------------------------------------------------------------
Total                              $  255,199   $  189,074   $  137,517   $  100,513   $   72,146
                                   ==============================================================

Total Mortgage Backed Securities
 and Loans Receivable
Fixed Rates                        $  743,888   $  736,349   $  638,422   $  552,878   $  615,562
Adjustable Rates                    1,207,710    1,034,516      879,017      800,263      772,783
                                   --------------------------------------------------------------
Total                              $1,951,597   $1,770,865   $1,517,439   $1,353,141   $1,388,345
                                   ==============================================================


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

   During the third quarter of 1999, the Bank exited the traditional mortgage banking business in favor of originating mortgages for relationship customers. Mortgage lending has become a commodity business, where the only differentiating factor for most customers is a low rate; consequently, First Indiana shifted its emphasis onto products and services where the Bank can add value in other ways. The initial result of this change in strategy was a decrease in residential loan originations. Residential mortgage loan originations amounted to $494 million in 1999, compared with $744 million in 1998. Another result was a reduction in the sales of residential mortgage loans into the secondary market as part of the Bank's normal mortgage banking activity. This resulted in pre-tax gains of $1.3 million during 1999, compared with gains of $3.0 million in 1998.

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

   First Indiana's construction loans are made both to individuals and builders. These loans have terms ranging from six months to one year and include options for the homebuyer to convert the loan to fixed- or adjustable-rate permanent financing. The interest rate on construction loans is generally one percent over the Bank's prime rate and adjusts upon changes in the prime rate. At December 31, 1999 and 1998, the Bank's gross construction loans outstanding equaled $453 million and $407 million, respectively.

   Commercial Loans.   First Indiana offers a variety of commercial loans,
primarily business loans and commercial real estate loans (including land development loans).

   Included in business loans at December 31, 1999 are $25 million in land development loans, which are exclusively for the acquisition and development of land into individual single-family building lots. The interest rate on land development loans is generally one and one-quarter percent over the Bank's prime rate, which adjusts upon changes in the prime rate, and the term of these loans is generally 36 months.

   The following table presents the remaining maturities and rate sensitivity of residential construction and business loans.


                                          Remaining Maturities
                                  -------------------------------------
(Dollars in Thousands)            One Year   Over One Year   Over
                                  or Less    to Five Years   Five Years   Total      Percent
                                  ----------------------------------------------------------
Type of Loan:
 Residential Construction - Net   $260,417   $13,593         $    -       $274,010    53.7%
 Business - Net                    180,276    46,463          9,202        235,941    46.3%
                                  ----------------------------------------------------------
Total                             $440,693   $60,056         $9,202       $509,951   100.0%
                                  ==========================================================
Rate Sensitivity:
 Fixed Rate                       $ 19,979   $42,547         $8,397       $ 70,923    13.9%
 Adjustable Rate                   420,714    17,509            805        439,028    86.1%
                                  ----------------------------------------------------------
Total                             $440,693   $60,056         $9,202       $509,951   100.0%
                                  ==========================================================


   Multi-family and commercial real estate lending was a substantial part of First Indiana's business activities from the early 1970s until 1991, when such activity was largely curtailed because of the economic environment. With the changing economic environment and improved market for commercial real estate lending, the Bank intends to increase somewhat its volume of these loans to include permanent financing for selected apartments, office buildings, and warehouses, though much of this additional volume will be sold. The Bank's management continues to monitor the credit quality of these loans aggressively, both with respect to new originations and loans already in the portfolio.

   The following table shows, as of December 31, 1999 and 1998, outstanding multi-family and commercial real estate loans originated and purchased by First Indiana.


                                1999                  1998
                          ---------------------------------------
(Dollars in Thousands)    Amount     Percent    Amount    Percent
                          ---------------------------------------
Loans Originated          $35,225     98.7%     $32,036    97.6%
Loans Purchased               472      1.3%         778     2.4%
                          ---------------------------------------
                          $35,697    100.0%     $32,814   100.0%
                          =======================================


   Consumer Lending. As part of its strategy for growth, First Indiana has increased its origination and purchase of consumer loans, primarily home equity loans and home equity lines of credit. At December 31, 1999, such loans totaled $675.8 million, of which $26.6 million were held for sale, compared with $580.5 million, of which $45.9 million were held for sale, at December
31, 1998. Much of the increase in 1999 occurred as First Indiana capitalized on alternative delivery channels for originations by utilizing a national network of originators and a telemarketing call center.

   Consumer loans generally have shorter terms and higher interest rates than residential loans but involve somewhat higher credit risks, particularly for unsecured lending. Of the $675.8 million of consumer loans outstanding at December 31, 1999, 98.4 percent were secured by first or second mortgages on real property, 0.2 percent was secured by deposits, and 1.4 percent were secured by personal property or were unsecured.

   First Indiana offers revolving lines of credit and loans secured by a lien on the equity in the borrower's home in amounts up to 100 percent of the appraised value of the real estate. For lines of credit at or below an 80 percent loan-to-value ("LTV") ratio, the interest rate is typically the Wall Street Journal prime rate plus one or two percent, depending on the amount of the loan. The interest rate rises in various increments as the LTV ratio increases. The highest rate charged is the Wall Street Journal prime rate plus
4.5 percent for lines of credit at a 100 percent LTV. At December 31, 1999, the Bank had approximately $364.2 million in home equity loans above 80 percent LTV. Holders of revolving lines of credit with up to an 80 percent LTV ratio are billed monthly for interest at the daily periodic rate due on the daily loan balances for the billing cycle. Generally, holders of revolving lines of credit above 85 percent LTV are required to pay all interest due, with a minimum payment of $50. At December 31, 1999, First Indiana had approved $286 million of 80 percent LTV lines of credit, of which $133 million were outstanding, compared with $252 million of such lines which had been approved at December 31, 1998, $110 million of which were outstanding.

   First Indiana also offers variable- and fixed-rate term home equity loans with up to a 100 percent LTV ratio. Borrowers of fixed-rate term loans make fixed payments over a term ranging from one to 15 years. Variable-rate term loans in excess of 80 percent LTV feature monthly payments equal to two percent of the outstanding loan balance.

   First Indiana makes loans secured by deposits and overdraft loans in connection with its checking accounts. First Indiana also offers auto loans; fixed-rate, fixed-term unsecured loans; and Visa credit cards through an agent.

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

   Federal regulations limit the amount of consumer loans that savings institutions are able to originate and hold in their loan portfolios. First Indiana complies with such regulations, and the amount of its consumer loan portfolio is approximately $514 million below the maximum permitted at December 31, 1999.

   Origination, Purchase, and Sale of Loans. As a federally chartered savings bank, First Indiana has general authority to make real estate loans throughout the United States. At December 31, 1999, however, over 45% of First Indiana's real estate loans receivable were secured by real estate located in Indiana. The Bank originates home equity loans through a national network of consumer lending offices, which has expanded to include 45 states.

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

   Loan originations come from a number of sources. Residential loan originations are attributable primarily to referrals from real estate brokers, builders, and walk-in customers. Construction loan originations are obtained primarily by direct solicitation of builders and repeat business from builders. Multi-family and commercial real estate loan originations are obtained from previous borrowers and direct contacts with First Indiana. Consumer loans come from walk-in customers, loan brokers, agents, and originators.

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

   Servicing Activity. First Indiana's sale of whole loans and loan participations in the secondary market generates income and provides additional funds for loan originations. During 1999, the Bank identified and sold $148 million in out-of-market loan servicing at a gain of $905,000.

   At December 31, 1999, First Indiana serviced approximately $1,104 million in loans and loan participations which it had sold. As of December 31, 1999, approximately $7.5 million in loans, or about 0.4 percent of First Indiana's mortgage-backed securities and loans receivable after net items, were serviced by others.

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

   Fair values for individual strata are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of loan servicing rights, and the related valuation allowance, to change significantly in the future. At December 31, 1999 and 1998, the balance of capitalized loan servicing rights included in other assets was $8,759,000 and $5,770,000, with a fair market value of $11,405,000 and $6,865,000. The amounts capitalized in 1999, 1998, and 1997 were $6,040,000, $3,891,00 and
$893,000, and the amounts amortized to loan servicing income were $1,919,000, $1,823,000 and $819,000.

Asset Quality

   General.   First Indiana's asset quality is directly affected by the credit risk of the assets on its balance sheet. Most of First Indiana's credit risk is concentrated in its loan portfolios and, to a lesser extent, its real estate owned ("REO") portfolio. Consequently, First Indiana has established policies and procedures to ensure accurate and timely assessment of credit risk from the date the loan is originated or purchased.

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

   For the homogeneous loan portfolios and the asset specific loan portfolios where the loan amount is less than the minimum threshold established for that portfolio, when a loan becomes contractually delinquent 90 days in either interest or principal, the loan is considered non-accrual and is classified as Substandard. All other loans within these portfolio segments are considered pass loans. For the asset specific loan portfolios, a loan is considered non-accrual based on the specific circumstances but in no event later than a contractual delinquency of 90 days in either interest or principal.

   The determination of the required ALLL ("Target Reserve") for Pass Loans is based on two different analyses of the empirical data for each loan portfolio over the preceding 36 months. The first analysis, the Trend Forecast, consists of linear and non-linear regression analysis of the loans outstanding, the level and trend of delinquencies and the level and trend of net charge-offs for the portfolio. The second analysis, the Formula Calculation, is completed for each loan portfolio and is based on the correlation of the level of loans delinquent 60 days or more to the level of net charge-offs. The result of each analysis is the projected level of net charge-offs for the next twelve months for the individual loan portfolio.

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

   On the basis of management's review of its assets as of December 31, 1999 on a net basis, First Indiana had classified $40.3 million as Substandard, compared with $31.8 million and $33.4 million at December 31, 1998 and 1997, respectively. The amount of First Indiana's Doubtful and Loss loans at each such date was immaterial.

   Non-Performing Assets. First Indiana categorizes its non-performing assets into four categories: Non-Accrual Loans, Impaired Loans, Restructured Loans, and Real Estate Owned.

   First Indiana places loans on non-accrual status when payments of principal or interest become 90 days or more past due, or earlier when an analysis of a borrower's creditworthiness indicates that payments could become past due. Total non-accrual loans were $16.0 million at December 31, 1999, compared with $17.2 and $18.4 million at December 31, 1998 and 1997, respectively.

   Loans are classified as impaired when an analysis of a borrower's creditworthiness indicates it is unlikely that the borrower can meet contractual obligations for principal and interest repayments. At December 31, 1999, First Indiana had identified one impaired loan, totaling $1.72 million, which had an allocated reserve of $0.71 million.

   REO is generally acquired by foreclosure or deed in lieu of foreclosure and is carried at the lower of cost (the unpaid balance at the date of acquisition plus foreclosure and other related costs) or fair market value less reasonable disposal costs to sell. A review of REO properties, including the adequacy of the loss allowance and decisions whether to charge off REO, occurs in conjunction with the review of the loan portfolios.

   First Indiana has carefully managed its loan portfolio, including its non-performing assets, to reduce exposure to the commercial real estate loan sector and to diversify its assets geographically and by type of loan. Accordingly, First Indiana has not experienced the difficulties faced by savings institutions which have had concentrations in areas of the country most adversely affected by economic cycles. First Indiana's non-performing assets fell in 1999 to $19.4 million at December 31, 1999 from $19.9 million one year earlier.

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

   The relative mix of investment securities and loans in First Indiana's portfolio is dependent upon management's evaluation of the yields available on loans compared to investment securities. The Board of Directors has established an investment policy, and the Investment Committee of the Board meets quarterly with management to establish more specific investment guidelines about types of investments, relative amounts, and maturities. First Indiana's current investment guidelines limit purchases of corporate bonds to an investment rating of A- or greater. Liquid investments are managed to ensure that regulatory liquidity requirements are satisfied.

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

   At December 31, 1999, First Indiana's investments totaled $103.2 million, or
5.21 percent of total assets, and consisted primarily of U.S. Treasury and agency obligations, corporate debt securities and asset-backed securities. For additional information concerning investments held by the Corporation at certain dates, see the Corporation's Consolidated Financial Statements, including Note 2 thereto.

   At December 31, 1999, First Indiana also had mortgage-backed securities classified as available for sale. At December 31, 1999, these mortgage-backed securities totaled $54.7 million, or 2.76 percent of total assets. For additional information concerning mortgage-backed securities held by the Corporation, see the Corporation's Consolidated Financial Statements, including Notes 2 and 3 thereto.

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

   Deposits. First Indiana has a wide variety of deposit programs designed to attract both short-term and long-term deposits from the general public. These deposit accounts include passbook accounts, non-interest-bearing consumer and commercial demand accounts, NOW accounts, and money market checking accounts, as well as fixed-rate certificates and money market accounts. In 2000, First Indiana plans to continue to increase consumer and commercial checking accounts and certificates of deposit in an effort to reduce funding costs and strengthen core deposits.

   The following table shows the distribution of First Indiana's deposits by interest-rate categories at each of the dates indicated:


                                     At December 31,
                          ------------------------------------
(Dollars in Thousands)       1999        1998       1997
                          ------------------------------------
Rate:
Under 3.00%               $  278,429   $  551,421   $  205,265
3.00 - 5.00                  509,556      217,244      385,859
5.01 - 7.00                  524,079      457,988      493,012
7.01 - 9.00                       51          756       23,032
9.01 - 11.00                       -          509          387
                          ------------------------------------
                          $1,312,115   $1,227,918   $1,107,555
                          ====================================


   The following table reflects the increase (decrease) in deposits for various types of deposit programs offered by First Indiana for each of the periods indicated:

                                                            At December 31,
                                                  --------------------------------
                                                     1999        1998        1997
(Dollars in Thousands)                            --------------------------------
NOW Checking and Non-Interest-Bearing Deposits    $ (8,714)   $ 41,210    $ 13,342
Money Market Checking                                  (49)     (1,858)     (9,106)
Passbook and Statement Savings                     (21,793)     63,052      (1,056)
Money Market Savings                                15,113        (661)     (2,914)
Jumbo Certificates of $100 or More                 136,926      49,232      23,358
Fixed-Rate Certificates                            (37,286)    (30,612)    (11,555)
(Dollars in Thousands)                            --------------------------------
Net Increase (Decrease)                           $ 84,197    $120,363    $ 12,069
                                                  ================================


   First Indiana's jumbo certificates of $100,000 or more at December 31, 1999, the maturities of such deposits, and the percentage of total deposits represented by these certificates are set forth in the table below:


                            Three     Over Three   Over Six
                          Months or   Months to    Months to   Over One              Percent of
                            Less      Six Months   One Year      Year     Total       Deposits
(Dollars in Thousands)    ---------------------------------------------------------------------
Jumbo Certificates of
$100  or More             $104,527    $34,849      $40,291     $127,247   $306,914   23.39%
                          =====================================================================


   Borrowings. The FHLB of Indianapolis functions as a central reserve bank providing credit for depository institutions in Indiana and Michigan. As a member of the FHLB, First Indiana is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of First Indiana's residential mortgage loans and other assets, subject to credit standards. The FHLB advances are made pursuant to several different credit programs, each with its own interest rate and range of maturities.

   The FHLB prescribes the acceptable uses for advances and imposes size limits on them. Acceptable uses have included expansion of residential mortgage lending and short-term liquidity needs. Depending on the program, limitations on the amount of advances are generally based on the FHLB's assessment of the institution's creditworthiness. At December 31, 1999, First Indiana had $366.9 million in FHLB advances (18.53 percent of total assets), with a weighted average interest rate of 5.75 percent.

   First Indiana also enters into repurchase agreements as a short-term source of borrowing, but only with registered government securities dealers.

   The following table sets forth certain information regarding repurchase agreements and federal funds purchased (short-term borrowings) at and for the years ended on the dates indicated.

                                                       At December 31,
                                                ----------------------------
                                                  1999      1998      1997
                                                ----------------------------
(Dollars in Thousands)
Highest Month-End Balance of Short-Term
Borrowings During the Year                      $98,754   $62,620   $84,896

Average Month-End Balance of Short-Term
Borrowings During The Year                       54,578    51,166    38,899

Weighted Average Interest Rate of Short-Term
Borrowings During the Year                         5.0%      5.3%      5.5%

Weighted Average Interest Rate of Short-Term
Borrowings at End of the Year                      5.4%      4.8%      5.5%


Regulatory Capital

   Risk-Based Capital. Savings institutions are required to have risk-based capital of eight percent of risk-weighted assets. At December 31, 1999, First Indiana's risk-based capital was $176.1 million, or 11.10 percent of risk-weighted assets. Risk-based capital is defined as common equity, less goodwill, the excess portion of land loans with a loan-to-value ratio of greater than 80 percent, and investments in non-mortgage-lending-related subsidiaries, plus general allowances for loan losses. Risk-weighting of assets is derived from assigning one of four risk-weighted categories to an institution's assets, based on the degree of credit risk associated with the asset. The categories range from zero percent for low-risk assets (such as United States Treasury securities) to 100 percent for high-risk assets (such as real estate owned). The carrying value of each asset is then multiplied by the risk-weighting applicable to the asset category. The sum of the products of the calculation equals total risk-weighted assets.

   Core Capital. Savings institutions are also required to maintain a minimum leverage ratio, under which core (Tier One) capital must equal at least 4 percent of total assets, but not less than the minimum required by the Office of the Comptroller of the Currency ("OCC") for national banks, which minimum currently stands at 4 percent. First Indiana's primary regulator, the OTS, is expected to adopt the OCC minimum. The components of core capital are the same as those set by the OCC for national banks, and consist of common equity, plus non-cumulative preferred stock and minority interest in consolidated subsidiaries, minus certain intangible assets, including purchased loan servicing. At December 31, 1999, First Indiana's core capital and leverage ratio were $157.7 million and 7.98 percent.

   Tangible Capital. Savings institutions must also maintain minimum tangible capital of 1.5 percent of total assets. First Indiana's tangible capital and tangible capital ratio at December 31, 1999, were $157.7 million and 7.98 percent, respectively.

   Capital Regulations. The OTS has minimum capital standards that place savings institutions into one of five categories, from "critically undercapitalized" to "well-capitalized," depending on levels of three measures of capital. A well-capitalized institution as defined by the regulations has a total risk-based capital ratio of at least ten percent, a Tier One (core) risk-based capital ratio of at least six percent, and a leverage (core) risk-based capital ratio of at least five percent. At December 31, 1999 First Indiana was classified as "well-capitalized."

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

   The OTS issued this final rule to implement the portions of Section 305 of the Federal Deposit Insurance Corporation Improvement Act of 1991, which requires the agencies to revise their risk-based capital standards for insured depository institutions to ensure that those standards take adequate account of concentration of credit risk and the risks of nontraditional activities. The final rule amends the risk-based capital standards by explicitly identifying concentration of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy. Based on its interest-rate risk at December 31, 1999, First Indiana was not required to add to its risk-based capital under this regulation.

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

Regulation

Federal Deposit Insurance Corporation Improvement Act of 1991

   The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), contains various provisions intended to recapitalize the Bank Insurance Fund and enacts a number of regulatory reforms that affect all insured depository institutions, regardless of the insurance fund in which they participate. Among other things, FDICIA grants the OTS broader regulatory authority to take prompt corrective action against insured institutions that do not meet capital requirements, including placing severely under-capitalized institutions into conservatorship or receivership. Since First Indiana exceeded all capital requirements at December 31, 1999, these provisions are not expected to have an impact on its operations.

Gramm-Leach-Bliley Act of 1999

   On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act ("GLB Act"). The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by repealing certain provisions of the Glass-Steagall Act and revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a "Financial Holding Company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities approved by order or regulation of the Federal Reserve Board. The GLB Act also permits national banks to engage in certain expanded activities through the formation of financial subsidiaries and restricts financial institutions from sharing customer nonpublic personal information with non-affiliated parties unless the customer has had an opportunity to opt out of the disclosure.

   In addition, the GLB Act provides that no company may acquire control of an insured savings association after May 4, 1999, unless that company either (i) engages only in the financial activities permissible for a Financial Holding Company or (ii) is a grandfathered, unitary savings and loan holding company. The GLB Act generally grandfathers any company that was a unitary savings and loan holding company on May 4, 1999. Such a company may continue to operate under present law as long as (i) the company continues to control only one savings institution or its successor (excluding supervisory acquisitions) that it controlled on May 4, 1999 and (ii) each controlled institution meets the qualified thrift lender test. The Corporation is a grandfathered unitary savings and loan holding company.

   The Corporation does not believe that the GLB Act will have any immediate, material impact on its operations. However, to the extent that the GLB Act permits commercial banks, securities firms and insurance companies to affiliate, the Act may have the effect of increasing the amount of competition that the Corporation faces from other companies offering financial products, many of which may have substantially more financial resources.

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

   During the most recent trust examination, the OTS examiners verbally informed the Bank that a federal savings bank rendering investment advice for a fee may be required to file Form ADV with the Securities and Exchange Commission ("SEC") as a "registered investment advisor" under the Investment Advisors Act of 1940. While national and state "banks" are specifically exempted from this requirement, it is unclear whether federal savings banks are included in the definition for this purpose.

   First Indiana Bank is currently compiling the data necessary to complete the SEC filing and take any other actions that may be required for full compliance with the Investment Advisors Act, if necessary, but is concurrently seeking advice of legal counsel for clarification of the responsibilities of a federal savings bank under the Act.

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

   At December 31, 1999, the qualified thrift investment percentage test for First Indiana was near 83 percent. First Indiana complies with the new QTL test as revised upon enactment of FDICIA.

  Liquidity. Under applicable federal regulations, savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain banker's acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of withdrawable deposits plus short-term borrowings. Under HOLA, this liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of four percent to ten percent, depending upon economic conditions and the deposit flows of member institutions. The Bank's liquidity ratio at December 31, 1999 was 6.80 percent. In 1997, the
OTS lowered the liquidity requirement to four percent of net withdrawable assets, simplified the definition of net withdrawable assets, and eliminated a separate requirement for short-term liquidity. At December 31, 1999, First Indiana was in compliance with these liquidity requirements.

   Loans-to-One-Borrower Limitations. HOLA generally requires savings institutions to comply with the loans-to-one-borrower limitations applicable to national banks. In general, national banks may make loans to one borrower in amounts up to 15 percent of the bank's unimpaired capital and surplus, plus an additional 10 percent of capital and surplus for loans secured by readily marketable collateral. At December 31, 1999, First Indiana's loan-to-one borrower limitation was approximately $27.7 million, and no loans to a single borrower exceeded that amount.

   Commercial Real Property Loans. HOLA limits the aggregate amount of commercial real estate loans that a federal savings institution may make to an amount not in excess of 400 percent of the savings institution's capital. First Indiana was in compliance with the commercial real property loan limitation at December 31, 1999.

   Limitation on Capital Distributions. Under OTS regulations, a savings institution has no restrictions on capital distributions as long as, after the distribution, it is still classified as "adequately capitalized." An adequately capitalized savings association is one with a total risk-based capital ratio of 8 percent or greater, a Tier 1 risk-based capital ratio of 4 percent or greater, and a leverage ratio of 4 percent or greater. No regulatory approval of the capital distribution is required, but prior notice must be given to the OTS.

   Limitation of Equity Risk Investments. Under applicable regulations, First Indiana is generally prohibited from investing directly in equity securities and real estate (other than that used for offices and related facilities or acquired through, or in lieu of, foreclosure or on which a contract purchaser has defaulted). In addition, OTS regulations limit the aggregate investment by savings institutions in certain equity risk investments including equity securities, real estate, service corporations and operating subsidiaries and loans for the purchase of land and construction loans made after February 27, 1987 on non-residential properties with loan-to-value ratios exceeding 80 percent. At December 31, 1999, First Indiana was in compliance with the equity risk investment limitations.

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

   In the third quarter of 1996, the FDIC levied an industry-wide special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), which insures First Indiana's customers' deposits. The Bank incurred a one-time pre-tax charge to earnings of $6,749,000 to comply with this assessment. Beginning January 1, 1997, deposit insurance premiums between $.00 and $.27 per $100 of deposits are in effect, based on the same nine-category rating system discussed in the previous paragraph. The Deposit Insurance Funds Act of 1996 ("Funds Act") also separated, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the SAIF assessment. As part of the deposit insurance assessments, institutions pay a FICO assessment for debt service requirements. The FICO assessment rate is subject to change on a quarterly basis, depending on the debt service requirements. In January 2000, First Indiana paid $.0212 per $100 of deposits to comply with this assessment. The total deposit insurance expense paid was $712,000, $691,000, and $693,000 for 1999, 1998, and
1997, respectively.

   First Indiana was a well-capitalized institution throughout 1999, and paid no deposit insurance premiums other than the FICO assessment. Because it is well-capitalized, First Indiana will continue to pay no deposit insurance premiums in 1999, but these premiums could increase in the future if the aggregate SAIF premiums paid by all SAIF-insured institutions do not equal or exceed 1.25% of insurable deposits.

   Community Reinvestment Act. Ratings of savings institutions under the Community Reinvestment Act of 1977 ("CRA") must be disclosed. The disclosure includes both a four-tier descriptive rating using terms such as satisfactory and unsatisfactory and a written evaluation of each institution's performance. Also, the FHLB is required to adopt regulations establishing standards of community investment and service for members of the FHLB System to meet to be eligible for long-term advances. Those regulations are required to take into account a savings institution's CRA record and the member's record of lending to first-time home buyers. At December 31, 1999, the Bank's rating was "satisfactory." The Bank intends to maintain its long-standing record of community lending and to meet or exceed the CRA standards under FIRREA.

Transactions with Affiliates

   Pursuant to HOLA, transactions engaged in by a savings institution or one of its subsidiaries with affiliates of the savings institution generally are subject to the affiliate transaction restrictions contained in Sections
371c (23) and 371c-1 (23B) of the Federal Reserve Act. Section 371c (23) of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member depository institution or one of its subsidiaries with an affiliate, while Section 371c-1 (23B) of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same as and at least as favorable to the member bank or its subsidiary as the terms that would apply to or would be offered in a comparable transaction with an unaffiliated party.

   Section 375b (22(h)) of the Federal Reserve Act imposes restrictions on loans to executive officers, directors, and principal shareholders. Under
Section 375b (22(h)), loans to an executive officer or to a greater than 10 percent shareholder of a savings institution, or certain affiliated entities of either, may not exceed the institution's loan-to-one-borrower limit when considered with all other outstanding loans to such person and affiliated entities. Section 375b (22(h)) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and greater than 10 percent shareholders of a savings institution and their respective affiliates, unless the loan is approved in advance by a majority of the board of directors of the institution, with any interested director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person) for which such prior board of director approval is required, as the greater of $25,000 or 5 percent of capital and surplus. Prior board of director approval is also required if an amount is requested that, when aggregated with all other extensions of credit to that person, and all related interests of that person, exceeds $500,000. First Indiana is in compliance with these regulations.

Federal Home Loan Bank System

   The Federal Home Loan Bank System ("FHLB") consists of 12 regional Banks, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLB provides a central credit facility for member savings institutions. As a member of the FHLB, First Indiana is required to own shares of capital stock in the FHLB. The calculation of the required stock amount is the greater of one percent of the aggregate unpaid mortgage loan,
 .3 percent of total assets, or 1/20 of its advances from the FHLB. As of December 31, 1999, First Indiana was in compliance with this requirement.

Federal Reserve System

   The Federal Reserve Board has adopted regulations that require savings institutions to maintain non-earning reserves against their transaction accounts (primarily NOW and regular checking accounts) and non-personal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than one and one-half years. At December 31, 1999, First Indiana was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the Director of the OTS. Because required reserves must be maintained in the form of vault cash or non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

Federal Securities Law

   The stock of the Corporation is registered with the SEC under the Securities Exchange Act of 1934 ("Exchange Act"). The Corporation will be subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

   Corporation stock held by persons who are affiliates (generally officers, directors, and principal stockholders) of the Corporation may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Corporation meets specified current public information requirements, each affiliate of the Corporation is able to sell in the public market, without registration, a limited number of shares in any three-month period.

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

   The Federal Financial Institutions Examination Council (the "FFIEC") has adopted all provisions of SFAS 109 for regulatory reporting purposes, including those provisions related to deferred tax assets. However, the FFIEC agencies have imposed a limitation on the amount of net deferred tax assets that may be included in the calculation of regulatory capital. The limitation requires an institution to deduct from capital, when computing its regulatory capital ratios, any amount of net deferred tax asset that is not supported by the sum of the carryback potential of the institution plus the lower of the next twelve months' estimated earnings or ten percent of Tier 1 capital. At December 31, 1999, First Indiana met all the above requirements and had no adjustments to regulatory capital.

   The Internal Revenue Service has examined the tax returns of First Indiana through 1996.

   State.   Effective January 1, 1999, the State of Indiana imposes a franchise tax on the "apportioned income" of depository institutions at a fixed rate of
8.5 percent per year. This franchise tax is imposed in lieu of the gross income tax, adjusted gross income tax, savings and loan excise tax and supplemental net income tax otherwise imposed on certain corporate entities and depository institutions. "Apportioned income" consists of the taxpayer's "adjusted gross income" multiplied by the depository institution's total receipts attributable to transacting business in Indiana divided by total receipts attributable to transacting business everywhere. For example, tax-exempt interest is included in the depository institution's adjusted gross income for state franchise tax purposes. The Indiana Department of Revenue has examined the state income tax returns of First Indiana through 1994.

Service Corporation Subsidiaries

  OTS regulations permit federal savings institutions to invest in the capital stock, obligations, or specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2 percent of an institution's assets, plus an additional one percent of assets if the amount over 2 percent is used for specified community or inner-city development purposes. In addition, federal regulations permit institutions to make specified types of loans to such subsidiaries (other than special-purpose finance subsidiaries), in which the institution owns more than 10 percent of the stock, in an aggregate amount not exceeding 50 percent of the institution's regulatory capital if the institution's regulatory capital is in compliance with applicable regulations. FIRREA requires a savings institution which acquires a non-savings institution subsidiary, or which elects to conduct a new activity within a subsidiary, to give the FDIC and the OTS at least 30 days' advance written notice. The FDIC may, after consultation with the OTS, prohibit specific activities if it determines such activities pose a serious threat to the SAIF. Moreover, savings institutions must deduct from capital, for purposes of meeting the leverage limit, tangible capital, and risk-based capital requirements, their entire investment in and loans to a subsidiary engaged in activities permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries).

   One Investment Corporation. One Investment Corporation is a wholly owned subsidiary formed in January 1999 to engage in the purchase and sale of loan participations originated both by First Indiana and by others in the secondary market.

   One Mortgage Corporation. One Mortgage Corporation is a wholly owned subsidiary formed in 1983 to originate single-family residential mortgage loans outside of Indiana for sale to First Indiana or for sale into the secondary market. Since the third quarter of 1999, when the Bank exited the traditional mortgage banking business in favor of originating mortgages for our relationship customers, One Mortgage Corporation has not engaged in any such activities.

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

Employees

   At December 31, 1999, the Corporation and its subsidiaries employed 577 persons, including part-time employees. Management considers its relations with its employees to be excellent. None of these employees is represented by any collective bargaining group.

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

Item 2. Properties

   At December 31, 1999, the Corporation operated through 23 full-service banking centers and 15 loan origination offices in addition to its headquarters
and operations locations.    The Corporation leases its headquarters location,
11 of the branches and 14 of the origination offices, and owns the remaining locations. The aggregate carrying value at December 31, 1999 of the properties owned or leased, including headquarters properties and leasehold improvements at the leased offices, was $17.1 million. See Notes 6 and 12 to the Corporation's Consolidated Financial Statements. The carrying value of First Indiana's data processing equipment at December 31, 1999 was $1.8 million.

Item 3. Legal Proceedings

   There are no pending legal proceedings to which the Corporation or any subsidiary was a party or to which any of their property is subject other than litigation which, in the opinion of management, is not material to the Corporation's business, operations, or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Corporation's security holders during the three months ended December 31, 1999.

                                Part II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
Matters

   The information required by this item is incorporated by reference from page 46 of the Corporation's 1999 Annual Report under the heading, "Corporate Information."

   For restrictions on the Corporation's present or future ability to pay dividends, see Note 11 of "Notes to Consolidated Financial Statements" on page 36 - 37 of the Corporation's 1999 Annual Report, which is incorporated herein by reference.

   The Corporation paid a cash dividend of $.13 per share outstanding in each quarter of 1999 and $.12 per share outstanding in each quarter of 1998, as adjusted for a six-for-five stock dividend on March 6, 1998.

Item 6. Selected Financial Data

   The information required by this item is incorporated by reference to page 23 of the Corporation's 1999 Annual Report from the material under the heading "Five-Year Summary of Selected Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information required by this item is incorporated by reference to pages 12 - 22 of the Corporation's 1999 Annual Report from the material under the heading "Financial Review."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The information required by this item is incorporated by reference to page 22 of the Corporation's 1999 Annual Report from the material under the heading "Asset/Liability Management and Market Risk."

Item 8. Financial Statements and Supplementary Data

   The Corporation's Consolidated Financial Statements and Notes to Consolidated Financial Statements at December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999 are incorporated by reference to pages 24 - 44 of the Corporation's 1999 Annual Report. The Corporation's unaudited quarterly financial data for each of the years in the two-year period ended December 31, 1999 is incorporated by reference to Note 15 of "Notes to Consolidated Financial Statements" on page 43 of the Corporation's 1999 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.


                                   Part III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item with respect to the directors is incorporated by reference to pages 5-7 and page 19 of the Corporation's Proxy Statement dated March 14, 2000 under the heading "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance."

   The following table sets forth information about the executive officers of the Corporation and the Bank who are not directors of the Corporation or the Bank. All executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.


                                                                          Year First
     Name                      Position                           Age   Elected Officer
---------------------------------------------------------------------------------------
David L. Gray        Vice President and Treasurer of the          56    1981
                     Corporation; Chief Financial Officer and
                     Senior Vice President, Financial
                     Management Division of the Bank

David A. Lindsey     Senior Vice President, Consumer Finance      49    1983
                     Division of the Bank

Merrill E. Matlock   Senior Vice President, Commercial and        50    1984
                     Mortgage Banking Division of the Bank

Timothy J. O'Neill   Senior Vice President, Correspondent         52    1972
                     Banking Services Division of the Bank

Edward E. Pollack    Senior Vice President, Technology and        51    1998
                     Operations Division of the Bank

Kenneth L. Turchi    Senior Vice President, Retail Banking,       41    1987
                     Marketing, and Strategic Planning Division
                     of the Bank


   David L. Gray has been with the Bank since July 1981, and currently serves as the Corporation's vice president and treasurer, and the Bank's chief financial officer and senior vice president, Financial Management Division. He also serves as the chairman of the Bank's Asset/Liability Committee.

   David A. Lindsey has been with the Bank since January 1983, serving as the Bank's senior vice president, Consumer Finance Division. He oversees the Bank's national consumer sales force.

   Merrill E. Matlock is senior vice president of the Bank's Commercial and Mortgage Banking Division. He is responsible for the Bank's residential, construction, business, and commercial real estate lending. Mr. Matlock has worked for First Indiana since 1984 and was most recently first vice president of the construction lending department.

   Timothy J. O'Neill has been with the Bank since 1970. He currently serves as the Bank's senior vice president, Correspondent Banking Services Division. As part of his current responsibilities, he develops relationships with smaller community banks to provide private label products and services to their customers.

   Edward E. Pollack joined the Bank in 1998, and offers many years of experience in operations and technology at the nation's largest guarantor of student loans. He is serving as senior vice president, Technology and Operations Division.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference to pages 1-8 of the material under the heading "Proxy Statement" and "Proposal No 1:
Election of Directors" in the Corporation's Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference to pages 8-9 of the material under the heading "Certain Transactions" in the Corporation's Proxy Statement.


                               Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.      The following documents are filed as part of this report:


                                                                       1999 Annual Report
                                                                          (Exhibit 13)
    Financial Statements                                                     Page(s)

Consolidated Balance Sheets as of December 31, 1999 and 1998             24

Consolidated Statements of Earnings for the Years Ended December 31,
1999, 1998, and 1997                                                     25

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 1999, 1998, and 1997                                        26

Consolidated Statements of Cash Flows for the Years Ended December
31, 1999, 1998, and 1997                                                 27

Notes to Consolidated Financial Statements                             28-43

Independent Auditors' Report                                             44

Exhibits

Refer to list of exhibits on pages                                     38-39

b.   Reports on Form 8-K
     No Reports on Form 8-K were filed during the three months ended December 31, 1999.

c. The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit index on pages 38-39.

d.   Financial Statement Schedules required by Regulation S-X.

          None


                                    Signatures


   Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDIANA CORPORATION


By:/s/ Owen B. Melton, Jr.
       Owen B. Melton, Jr.
        President and Chief Operating Officer
       Date: March 16, 2000

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                 Officers


By: /s/Marni McKinney                       By: /s/David L. Gray
       Marni McKinney                              David L. Gray
       Vice Chairman and Chief                     Vice President and
         Executive Officer                           Treasurer
       Date: March 16, 2000                        Date: March 16, 2000

                                 Directors


By: /s/Gerald L. Bepko                      By: /s/Robert H. McKinney
       Gerald L. Bepko                             Robert H. McKinney
       Date: March 16, 2000                        Date: March 16, 2000


By: /s/Andrew Jacobs, Jr.                   By: /s/Owen B. Melton, Jr.
       Andrew Jacobs, Jr.                          Owen B. Melton, Jr.
       Date: March 16, 2000                        Date: March 16, 2000


By: /s/Robert H. McKinney                   By: /s/Phyllis W. Minott
       Robert H. McKinney                          Phyllis W. Minott
       Date: March 16, 2000                        Date: March 16, 2000


By: /s/John W. Wynne                        By: /s/Michael L. Smith
       John W. Wynne                               Michael L. Smith
       Date: March 16, 2000                        Date: March 16, 2000


By: /s/Robert J. Laikin
       Robert J. Laikin
       Date: March 16, 2000


Exhibit Index

                                                                                  Page(s) (by
Exhibit                                                                           Sequential
Number                                                                            Numbering
                                                                                  System)

3(a)    Articles of Incorporation and Bylaws of First Indiana Corporation         10-K 39

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

10(i)   Supplemental Benefit Plan Agreement effective May 1, 1997 between
        First Indiana and each of David L. Gray, David A. Lindsey, Merrill E.
        Matlock, Timothy J. O'Neill, and Kenneth L. Turchi, and effective
        January 4, 1999 between First Indiana and Edward E. Pollack, incorporated by reference to Exhibit 10(i) of the Registrant's Annual
        Report on Form 10-K for the year ended December 31, 1997.

10(j) Form of Employment Agreement between Registrant and each of Robert H. McKinney, Owen B. Melton, Jr. and Marni McKinney, incorporated by reference to Exhibit 10(j) of the Registrant's Annual
        Report on Form 10-K for the year ended December 31, 1997.

10(k)   Form of Employment Agreement between First Indiana and each of
        David L. Gray, David A. Lindsey, Merrill E. Matlock, Timothy J.
        O'Neill, Kenneth L. Turchi, and Edward E. Pollack, incorporated by reference to Exhibit 10(k) of the Registrant's Annual Report on Form
        10-K for the year ended December 31, 1997.

13      1999 Annual Report.                                                       10-K 60

21      Subsidiaries of First Indiana Corporation and First Indiana Bank.         10-K 116

22      Definitive Proxy Statement relating to the 2000 Annual Meeting of
        Shareholders.                                                             10-K 117

23      Consent of KPMG LLP.                                                      10-K 141

27      Financial Data Schedule.                                                  10-K 143
