Form 10-K/A
period 1999-12-31
FIRST INDIANA CORP
filed 2000-04-05
CIK 789670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                              FORM 10-K/A
                          Amendment No. 1 to:

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

d.   Financial Statement Schedules required by Regulation S-X.

          None


                                    Signatures


   Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDIANA CORPORATION


By:/s/ David L. Gray
       David L. Gray
        Vice President and Treasurer
       Date: April 5, 2000


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

13      1999 Annual Report.                                                       10-K 60

21      Subsidiaries of First Indiana Corporation and First Indiana Bank.         10-K 116

22      Definitive Proxy Statement relating to the 2000 Annual Meeting of
        Shareholders, incorporated by reference to Exhibit 22 of the Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1999.

23      Consent of KPMG LLP.                                                      10-K 117

27      Financial Data Schedule.                                                  10-K 119
