Form 10-Q
period 2000-03-31
FIRST INDIANA CORP
filed 2000-05-22
CIK 789670

United States Securities and Exchange Commission
                      Washington, D.C.  20549
                             Form 10-Q
    (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
           For the quarterly period ended March 31, 2000

                            or

    (  )  Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
        For the Transition Period from ________ to ________
                  Commission File Number 0-14354

                     FIRST INDIANA CORPORATION
        (Exact name of registrant as specified in its charter)


           Indiana                                 35-1692825
------------------------------------------------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
 incorporation or organization)


135 North Pennsylvania Street, Indianapolis, IN         46204
------------------------------------------------------------------------------
    (Address of principal executive office)           (Zip Code)


                            (317) 269-1200
------------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

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

                Class                                        Shares
------------------------------------------------------------------------------
Common Stock, par value $0.01 per share              Outstanding at 04/30/2000
                                                           12,626,603


                  FIRST INDIANA CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

                                                                                   Page

Part I      Financial Information                                                    3

Item 1.     Financial Highlights                                                     3

            Condensed Consolidated Financial Statements:                             3

            Condensed Consolidated Balance Sheets as of March 31, 2000 and           4
            December 31, 1999

            Condensed Consolidated Statements of Earnings for the Three Months       5
            Ended March 31, 2000 and 1999

            Condensed Consolidated Statements of Shareholders' Equity for the        6
            Three Months Ended March 31, 2000

            Condensed Consolidated Statements of Cash Flows for the Three Months     7
            Ended March 31, 2000 and 1999

            Notes to Condensed Consolidated Financial Statements                     8

Item 2.     Management's Discussion and Analysis of Financial Condition and         10
            Results of Operations

Item 3.     Disclosures About Market Risk                                           19

Part II     Other Information                                                       20

            Signatures                                                              21




Financial Highlights
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                      For the Three Months Ended
                                               March 31,
                                            2000           1999
                                      ---------------------------
Total Interest Income                 $    40,256    $    34,287
Total Interest Expense                     21,295         17,799
Net Earnings                                5,517          4,630

Basic Earnings Per Share                     0.44           0.37
Diluted Earnings Per Share                   0.43           0.36
Dividends Per Share                          0.14           0.13

Net Interest Margin                          3.93%          3.82%
Net Interest Spread                          3.26           3.18
Return on Average Equity                    12.30          11.10
Return on Average Assets                     1.11           1.03
Average Shares Outstanding             12,607,682     12,679,940
Average Diluted Shares Outstanding     12,798,432     12,925,995

                                              At March 31,
                                           2000           1999
                                      ---------------------------
Assets                                $ 2,065,247    $ 1,826,565
Loans - Net                             1,764,268      1,547,263
Deposits                                1,351,794      1,305,728
Shareholders' Equity                      180,770        167,301
Shareholders' Equity/Assets                  8.75%          9.16%
Shareholders' Equity Per Share        $     14.32    $     13.21
Market Closing Price                        18.50          19.00
Price/Earnings Multiple                     10.76x         13.19x

                                           At March 31, 2000
                                          Actual     Required
                                          -------------------
Capital Adequacy Ratios
Tangible Capital/Total Assets              7.85%     1.50%
Core (Tier One) Capital/Total Assets       7.85      4.00
Risk-Based Capital/Risk-Weighted Assets   11.01      8.00



Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                                           March 31,     December 31,
                                                             2000            1999
                                                          ------------   -----------
Assets
 Cash                                                      $   46,732    $   30,941
 Federal Funds Sold                                            15,000        30,500
                                                           -----------   -----------
  Total Cash and Cash Equivalents                              61,732        61,441
 Investments Available for Sale                               100,374       103,169
 Mortgage-Backed Securities Available for Sale                 52,739        54,734
 Loans Held for Sale                                           31,130        32,567
 Loans Receivable                                           1,763,268     1,669,614
  Less Allowance for Loan Losses                               30,130        28,759
                                                           -----------   -----------
 Loans Receivable - Net                                     1,764,268     1,673,422
 Premises and Equipment                                        17,167        17,071
 Accrued Interest Receivable                                   14,129        13,554
 Real Estate Owned - Net                                        1,146         1,227
 Prepaid Expenses and Other Assets                             53,692        55,156
                                                           -----------   -----------
Total Assets                                               $2,065,247    $1,979,774
                                                           ===========   ===========

Liabilities and Shareholders' Equity
 Liabilities
  Non-Interest-Bearing Deposits                            $  139,797    $  114,356
  Interest-Bearing Deposits                                 1,211,997     1,197,759
                                                           -----------   -----------
   Total Deposits                                           1,351,794     1,312,115
  Federal Home Loan Bank Advances                             391,821       366,854
  Short-Term Borrowings                                       114,842        98,754
  Accrued Interest Payable                                      6,394         5,605
  Advances by Borrowers for Taxes and Insurance                 4,844         1,377
  Other Liabilities                                            14,782        17,966
                                                           -----------   -----------
 Total Liabilities                                          1,884,477     1,802,671
                                                           -----------   -----------

 Shareholders' Equity
  Preferred Stock, $.01 Par Value:  2,000,000
   Shares  Authorized; None Issued                                  -             -
  Common Stock, $.01 Par Value:  33,000,000 Shares
   Authorized;  13,712,527 and 13,611,965 Shares Issued
   and Outstanding, Including Shares in Treasury                  137           136
  Paid-In Capital in Excess of Par                             39,341        37,962
  Retained Earnings                                           156,733       153,710
  Accumulated Other Comprehensive Income (Loss)                (1,478)         (724)
  Treasury Stock-at Cost, 1,086,671 and 1,088,813 Shares      (13,963)      (13,981)
                                                           -----------   -----------
 Total Shareholders' Equity                                   180,770       177,103
                                                           -----------   -----------

 Commitments and Contingent Liabilities                             -             -

                                                           -----------   -----------
Total Liabilities and Shareholders' Equity                 $2,065,247    $1,979,774
                                                           ===========   ===========

See Notes to Condensed Consolidated Financial Statements



Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                           2000       1999
                                                         --------   --------
Interest Income
 Loans                                                   $ 37,068   $ 31,717
 Investments                                                1,711      1,543
 Mortgage-Backed Securities                                   950        541
 Dividends on Federal Home Loan Bank Stock                    405        366
 Federal Funds Sold and Interest-Bearing Deposits             122        120
                                                         --------   --------
Total Interest Income                                      40,256     34,287
                                                         --------   --------

Interest Expense
 Deposits                                                  14,395     13,174
 Federal Home Loan Bank Advances                            5,530      4,146
 Short-Term Borrowings                                      1,370        479
                                                         --------   --------
Total Interest Expense                                     21,295     17,799
                                                         --------   --------

Net Interest Income                                        18,961     16,488
 Provision for Loan Losses                                  2,439      2,460
                                                         --------   --------
Net Interest Income After Provision for Loan Losses        16,522     14,028
                                                         --------   --------

Non-Interest Income
 Customer Fee Income                                        1,653      1,245
 Sale of Investments Held For Sale                             10        218
 Sale of Loans                                              1,020      2,120
 Loan Servicing Income                                        296        347
 Loan Fees                                                    657        846
 Trust Fees                                                   306         27
 Other                                                        836      1,290
                                                         --------   --------
Total Non-Interest Income                                   4,778      6,093
                                                         --------   --------

Non-Interest Expense
 Salaries and Benefits                                      7,033      7,006
 Net Occupancy                                                680        790
 Equipment                                                  1,420      1,123
 Deposit Insurance                                             66        182
 Real Estate Owned Operations - Net                           124        120
 Office Supplies and Postage                                  470        549
 Other                                                      2,595      2,732
                                                         --------   --------
Total Non-Interest Expense                                 12,388     12,502
                                                         --------   --------

Earnings Before Income Taxes                                8,912      7,619
 Income Taxes                                               3,395      2,989
                                                         --------   --------
Net Earnings                                             $  5,517   $  4,630
                                                         ========   ========

Basic Earnings Per Share                                 $   0.44   $   0.37
                                                         ========   ========

Diluted Earnings Per Share                               $   0.43   $   0.36
                                                         ========   ========

Dividends Per Common Share                               $   0.14   $   0.13
                                                         ========   ========

See Notes to Condensed Consolidated Financial Statements



Condensed Consolidated Statements of Shareholders' Equity
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                  Paid-In               Accumulated
                                                                  Capital               Other                     Total
                                                Common Stock      in Excess  Retained   Comprehensive  Treasury   Shareholders'
                                             Shares       Amount  of Par     Earnings   Income         Stock      Equity
                                             ----------------------------------------------------------------------------------
Balance at December 31, 1999                 12,523,152   $136    $37,962    $153,710   $  (724)       $(13,981)  $177,103
Comprehensive Income:
Net Earnings - Year to Date                           -      -          -       5,517         -               -      5,517
Unrealized Loss on Securities Available
 for Sale, Net of Income Taxes of $1,246
 and Reclassification Adjustment of $10               -      -          -           -      (754)              -       (754)
                                                                                                                  ---------
   Total Comprehensive Income                                                                                        4,763
                                                                                                                  ---------
Common Stock Issued Under Restricted
 Stock Plans - Net of Amortization               36,000      -        792        (726)        -               -         66
Exercise of Stock Options                        67,213      1        401           -         -               -        402
Redemption of Common Stock                       (2,651)     -        (56)          -         -               -        (56)
Tax Benefit of Option Compensation                    -      -        214           -         -               -        214
Dividends on Common Stock ($.14 per share)            -      -          -      (1,768)        -               -     (1,768)
Reissuance of Treasury Stock                      2,142      -         28           -         -              18         46
                                             ----------------------------------------------------------------------------------
Balance at March 31, 2000                    12,625,856   $137    $39,341    $156,733   $(1,478)       $(13,963)  $180,770
                                             ==================================================================================

See Notes to Condensed Consolidated Financial Statements



Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)
                                                               Three Months Ended March 31,
                                                                  2000              1999
                                                               ----------        ----------
Cash Flows from Operating Activities
Net Earnings                                                   $   5,517         $   4,630
Adjustments to Reconcile Net Earnings to:
 Net Cash Provided (Used) by Operating Activities
  (Gain) Loss on Sale of Assets and Deposits                      (1,030)           (2,338)
  Amortization of Net Premium, Prepaid Assets and
   Negative Goodwill                                                 (96)              586
  Amortization of Restricted Stock Plan                               66               111
  Depreciation                                                       702               495
  Loan and Mortgage-Backed Securities Net Accretion                  (59)             (153)
  Provision for Loan Losses, Net                                   2,439             2,460
  Origination of Loans Held For Sale Net of Principal
   Collected                                                     (66,101)         (278,820)
  Proceeds from Sale of Loans Held for Sale                       68,558           222,130
  Change In:
   Accrued Interest Receivable                                      (575)               32
   Prepaid Expenses, Market Valuation, and Other Assets              422              (894)
   Accrued Interest Payable                                          789             1,195
   Other Liabilities                                              (3,184)             (729)
                                                               ----------        ----------
Net Cash Provided (Used) by Operating Activities                   7,448           (51,295)

Cash Flows from Investing Activities
 Proceeds from Sale of Investments Available for Sale             12,255            30,211
 Proceeds from Maturities of Investment Securities
  Held to Maturity                                                     -            13,663
 Proceeds from Maturities of Investment Securities
  Available for Sale                                                  10                 -
 Purchase of Investment Securities Available for Sale            (10,000)          (29,701)
 Purchase of Mortgage Backed Securities Available for Sale             -           (30,284)
 Principal Collected on Mortgage-Backed Securities                 1,504               251
 Originations of Loans Net of Principal Collected                (93,251)           29,015
 Purchase of Premises and Equipment                                 (660)           (1,357)
 Proceeds from Sale of Premises and Equipment                        (54)               25
                                                               ----------        ----------
Net Cash Provided (Used) by Investing Activities                 (90,196)           11,823

Cash Flows from Financing Activities
 Net Change in Deposits                                           39,679            77,810
 Repayment of Federal Home Loan Bank Advances                   (320,034)         (397,031)
 Borrowings of Federal Home Loan Bank Advances                   345,001           340,000
 Net Change in Short-Term Borrowings                              16,088             6,527
 Net Change in Advances by Borrowers for Taxes and Insurance       3,467             1,709
 Stock Option Proceeds and Redemption of Common Stock                346               154
 Tax Benefit of Stock Option Compensation                            214               212
 Purchase of Treasury Stock                                            -            (1,619)
 Reissuance of Treasury Stock                                         46                 -
 Dividends Paid                                                   (1,768)           (1,645)
                                                               ----------        ----------
Net Cash Provided by Financing Activities                         83,039            26,117

Net Change in Cash and Cash Equivalents                              291           (13,355)
Cash and Cash Equivalents at Beginning of Period                  61,441            57,653
                                                               ----------        ----------
Cash and Cash Equivalents at End of Period                     $  61,732         $  44,298
                                                               ==========        ==========

Supplemental Disclosures of Cash Flow Information
 Cash Paid During the Period For:
  Interest on Deposits, Advances, and Other Borrowed Money     $  20,506         $  16,604
  Income Taxes                                                       760             3,836
 Transfer of Loans to Real Estate Owned                            1,435             1,232

See Notes to Condensed Consolidated Financial Statements


                 FIRST INDIANA CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Three Months Ended March 31, 2000
                                (Unaudited)


Note 1  -  Basis of Presentation

   The accompanying financial statements have been prepared with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements include the accounts of First Indiana Corporation and its subsidiaries ("Corporation"). The principal subsidiary of the Corporation is First Indiana Bank and its subsidiaries ("Bank"). A summary of the Corporation's significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2  -  Earnings Per Share

   Basic earnings per share for 2000 and 1999 were computed by dividing net earnings by the weighted averages shares of common stock outstanding, 12,607,682 and 12,679,940 for the three months ended March 31, 2000 and 1999. Diluted earnings per share for 2000 and 1999 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (12,798,432 and 12,925,995 for the three months ended March 31, 2000 and 1999). Dilution of the per-share calculation relates to stock options.

Note 3 -  Allowance for Loan Losses

   Allowances have been established for losses on loans and real estate owned ("REO"). The provisions for losses charged to operations are based on management's judgment of current circumstances and the credit risk of the loan portfolio and REO. Management believes that these allowances are adequate to provide for loan losses inherent in the loan and REO portfolios. While management uses available information to recognize losses on loans and REO, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examinations, periodically review these allowances and may require the Corporation to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Note 4 - Segment Reporting

   The Corporation's business units are primarily organized to operate in the banking industry, and are determined by the products and services offered.
The consumer segment includes the origination, sale, servicing, and portfolio activities of both home equity and installment loans, and the residential segment encompasses the origination, sale, servicing, and portfolio of both residential first mortgage and Community Reinvestment Act loans. The business segment originates construction, commercial, and commercial real estate loans, and provides traditional cash management services to business customers. Investment portfolio management is included in the treasury segment. The retail segment includes the Bank's 23-branch network, as well as virtual banking services, which were introduced in February 1998. FirstTrust, which commenced operations in the first quarter of 1999, provides trust and advisory services to the Bank's customers. Revenues in the Corporation's segments are generated from loans, deposits, investments, servicing fees, loan sales and trust and advisory services. There are no foreign operations.


Segment Reporting
                                                                                                               First Quarter
                                                                                                                   2000
                                                                                       Total      Intersegment Consolidated
                          Consumer  Residential Business Treasury Retail   FirstTrust Segments    Eliminations    Totals
                          ---------------------------------------------------------------------------------------------------
Average Segment Assets    $706,629  $497,034    $554,744 $216,135 $20,042  $1,016     $1,995,600  $(1,103) (1)  $1,994,497

Net Interest Income          5,561     1,590       4,643      963   4,911       -         17,668    1,293  (2)      18,961

Non-Interest Income
   (Expense)                 1,344       370         847       10   1,415     306          4,292      486  (3)       4,778

Intersegment Income
   (Expense)                 1,088        (9)          -        -       -       -          1,079   (1,079) (4)           -

Significant Non-cash
 Items:
   Provision for Loan
    Losses                   2,151        62         226        -       -       -          2,439        -            2,439

Earnings (Loss) Before
   Income Tax                4,998     1,323       3,155      827   3,091     (56)        13,338   (4,426) (3)       8,912


                                                                                                               First Quarter
                                                                                                                   1999
                                                                                       Total      Intersegment Consolidated
                          Consumer  Residential Business Treasury Retail   FirstTrust Segments    Eliminations    Totals
                          ---------------------------------------------------------------------------------------------------
Average Segment Assets    $604,700  $529,930    $432,414 $170,695 $49,812  $ 842      $1,788,393  $17,105  (1) $1,805,498

Net Interest Income          5,219     1,926       2,814      456   3,445      -          13,860    2,628  (2)     16,488

Non-Interest Income
   (Expense)                 2,141     1,454         571      193     937     27           5,323      770  (3)      6,093

Intersegment Income
   (Expense)                 1,818     1,600        (540)       -     146      -           3,024   (3,024) (4)          -

Significant Non-cash
 Items:
   Provision for Loan
    Losses                   1,792        12         656        -       -      -           2,460        -           2,460

Earnings (Loss) Before
   Income Tax                5,990     3,155       1,771      436     832   (381)         11,803   (4,184) (3)      7,619


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

Note 6 -  Reclassifications

   Certain amounts in the 1999 Condensed Consolidated Financial Statements have been reclassified to conform to the 2000 presentation.

Note 7 -  Subsequent Event

   On April 19, 2000, First Indiana and The Somerset Group, Inc. ("Somerset") jointly announced the signing of a definitive agreement pursuant to which Somerset will be merged with and into a wholly-owned subsidiary of First Indiana. The merger agreement provides that each shareholder of Somerset will have the option of receiving 1.21 shares of First Indiana common stock (valued at $21.48, based on First Indiana's April 18, 2000 closing price of $17.75 per share) or $24.70 in cash, or a combination of each (with cash limited to 35% of Somerset's shares outstanding at closing), for each share of Somerset stock owned as of the effective date of the merger. Based on First Indiana's April 18, 2000 closing price, and assuming that 80% of Somerset's shares are exchanged for stock and 20% are exchanged for cash, the transaction has an aggregate value of approximately $63 million. This transaction, which is expected to close in August 2000, will be accounted for using purchase accounting. The transaction is also subject to approval by First Indiana and Somerset shareholders, the Office of Thrift Supervision, and the Securities and Exchange Commission.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Summary of Corporation's Results

   First Indiana Corporation and subsidiaries had net earnings of $5,517,000 for the first quarter of 2000, compared with net earnings of $4,630,000 in the first quarter of 1999. Diluted earnings per share for the three months ended March 31, 2000 were $.43, compared with $.36 per share for the same period one year ago. Cash dividends for the first quarter of 2000 and 1999 were $.14 and $.13 per share of common stock outstanding, respectively.

Net Interest Income

   Net interest income was $18,961,000 for the three months ended March 31, 2000, compared with $16,488,000 for the three months ended March 31, 1999. In order to enhance net interest income, First Indiana has targeted the consumer, business, and construction loan portfolios for growth in 2000 while de-emphasizing residential loan portfolio growth.

   Net loans outstanding increased to $1,764,268,000 at March 31, 2000, compared with $1,547,263,000 one year earlier. At March 31, 2000, home equity loans outstanding were $707,283,000, compared with $583,492,000 at March 31, 1999, a 21 percent increase. Business loans were $254,775,000 at March 31, 2000, compared with $200,568,000 one year earlier, a 27 percent increase. Construction loans outstanding increased 13 percent to $276,265,000 at March 31, 2000 compared with $245,553,000 at March 31, 1999. Residential loan sales for the first quarter of 2000 were $9,057,000, compared with $151,703,000 for the same period in 1999. Consumer loans sales for the first quarter of 2000 were $58,481,000, compared with $68,307,000 for the same period in 1999.

   Interest income for the first quarter of 2000 was $40,256,000, compared with $34,287,000 for the three months ended March 31, 1999. Interest expense for the first quarter of 2000 was $21,295,000, compared with $17,799,000 for the three months ended March 31, 1999. The increase in interest expense is related to both the growth in deposits and the increase in short-term borrowings to fund the increase in loans outstanding.

   During the first quarter of 2000, the Corporation's cost of funds was 5.08 percent, compared with 4.76 percent one year ago. The yield on earning assets was 8.34 percent for the first quarter of 2000, compared with 7.94 percent one year ago. These changes are both related to the rising interest rate environment.

   Annualized return on total average assets was 1.11 percent for the three months ended March 31, 2000, compared with 1.03 percent for the same period in 1999.

Net Interest Margin

   Net interest margin consists of two components: interest-rate spread and the contribution of interest-free funds (primarily capital and other non-interest-bearing liabilities). The following analysis of net interest margin reflects the Corporation's ability to generate strong net interest income resulting from a prudent combination of assets and liabilities.


Net Interest Margin                     Three Months Ended March 31,
(Dollars in Thousands)                      2000             1999
                                        -----------      -----------
Net Interest Income                     $   18,961       $   16,488
                                        ===========      ===========

Average Interest-Earning Assets         $1,929,852       $1,727,871
Average Interest-Bearing Liabilities     1,675,944        1,494,253
                                        -----------      -----------
  Average Interest-Free Funds           $  253,908       $  233,618
                                        ===========      ===========

Yield on Interest-Earning Assets              8.34%            7.94%
Yield on Interest-Bearing Liabilities         5.08             4.76
                                        -----------      -----------
  Interest-Rate Spread                        3.26             3.18
Impact of Interest-Free Funds                 0.67             0.64
                                        -----------      -----------
  Net Interest Margin                         3.93%            3.82%
                                        ===========      ===========


All non-accruing delinquent loans have been included in average interest-earning assets.


   Margin has been closely monitored throughout the industry because recent interest rate increases have put upward pressure on deposit costs. To counteract this, the Bank has focused efforts on prime-based business and consumer lending, which helps ease the downward pressure on net interest margin. A direct result of loan growth has been favorable gains in net interest margin.

Non-Performing Assets and Summary of Loan Loss Experience

     The following table analyzes the allowance for loan losses and REO for the three months ended March 31, 2000 and 1999.


                                                    Allowance for                               Loan & REO
                                                     Loan Losses       REO Loss Allowance     Loss Allowance
                                                   2000       1999      2000       1999       2000      1999
                                                 -------------------   ------------------   ------------------
(Dollars in Thousands)
Balance of Loss Allowance at Beginning of Year   $28,759    $25,700    $ 500      $ 500     $29,259   $26,200
Provision for Losses                               2,439      2,460      (96)        (6)      2,343     2,454
Charge-Offs - Residential                            (24)         -        -        (14)        (24)      (14)
            - Consumer                            (1,151)    (1,678)      (3)       (17)     (1,154)   (1,695)
            - Construction                           (25)       (34)      (2)         -         (27)      (34)
            - Business                               (65)      (277)       -          -         (65)     (277)
            - Commercial Real Estate                   -          -        -        (79)          -       (79)
Recoveries  - Residential                              -          -        4          8           4         8
            - Consumer                               151        207       56         80         207       287
            - Construction                            36         28       41         28          77        56
            - Business                                10          2        -          -          10         2
            - Commercial Real Estate                   -          -        -          -           -         -
                                                 -------------------   -----------------   -------------------
Balance at March 31,                             $30,130    $26,408    $ 500      $ 500     $30,630   $26,908
                                                 ===================   =================   ===================

Ratio of Allowance for Loan Losses
  to Loans Receivable                              1.68%      1.68%

Ratio of REO Loss Allowance
  to Real Estate Owned                                                 30.38%    19.75%

Ratio of Total Loan and REO Loss
  Allowance to Non-Performing Assets                                                       141.49%    153.73%


   Non-performing assets were $21,649,000, or 1.05 percent of assets, at March 31, 2000. This compares with $19,399,000, or 0.98 percent of assets, at December 31, 1999 and $17,503,000, or 0.96 percent of assets, at March 31, 1999. This category includes not only non-accrual loans and real estate owned, but also restructured loans on which the Bank continues to accrue interest.

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

   The amount of the provision in 2000 is the result of management's ongoing evaluation of the adequacy of its loan and real estate owned loss allowances and the changing composition of the Corporation's loan portfolio and REO. Management will continue to evaluate the adequacy of the provision and will adjust it if necessary, based on the risk inherent in the portfolio.

Non-Interest Income

   Total non-interest income was $4,778,000 for the three months ended
March 31, 2000, compared with $6,093,000 for the same period in 1999. Non-interest income was down primarily due to a reduction in gain on sale for loans. This stems from a restructuring of the Bank's mortgage operations in October of 1999. The decrease in non-interest income is offset by a decrease in non-interest expense from the mortgage operations restructuring.

   The 2000 gain on sale of loans of $1,020,000 is comprised of both a $1,027,000 gain on the sale of fixed-rate home equity loans and a $7,000 loss on residential mortgage loans. A national network of agents, coupled with a call center, has allowed the Bank to aggressively pursue originations of home equity products with loan-to-value ratios of greater than 80 percent. The Bank processes and underwrites these loans and subsequently sells them into the secondary market. In some cases, the Bank retains the servicing rights on the home equity loan sales.

   The Corporation's residential loan servicing portfolio amounted to $821,894,000 at March 31, 2000, compared with $971,059,000 at March 31, 1999.
The consumer loan servicing portfolio was $285,463,000 at March 31, 2000, compared with $123,230,000 at March 31, 1999.

   Customer fee income increased $408,000 for the three months ended March 31, 2000 compared with the same period last year, primarily as a result of the Bank's successful promotional campaigns to acquire new checking accounts.

   First Indiana's trust subsidiary, FirstTrust Indiana, had $508,392,000 in trust assets under management at March 31, 2000. Trust fees generated from these assets are also included in other non-interest income.

   During the first quarter of 1999, the Bank recognized $905,000 on the sale of $148 million in loan servicing rights, which is included as a component of other non-interest income.


Non-Interest Expense

   Total non-interest expense was $12,388,000 for the three months ended March 31, 2000, compared with $12,502,000 for the same period in 1999. Salaries and benefits increased $27,000 during the three months ended March 31, 2000 compared to the first quarter of 1999. Occupancy expenses decreased $110,000 in 2000 when compared with 1999. Both are primarily due to the discontinuance of mortgage banking operations and the August 1999 sale of the Evansville division. Resources have been redeployed to commercial and consumer banking. Equipment, a component of other operating expenses, increased $297,000 in 2000 compared with the first quarter of 1999, primarily due to additional depreciation of equipment and software related to hardware and software improvements.

   Deposit Insurance premiums for the quarter ended March 31, 2000 were $66,000, compared to $182,000 for the quarter ended March 31, 1999. This $116,000 reduction is due to a drop in premiums to realign thrifts with banks.


Capital Resources and Liquidity

   At March 31, 2000, shareholders' equity was $180,770,000, or 8.75 percent of total assets, compared with $177,103,000, or 8.95 percent, at December 31, 1999 and $167,301,000, or 9.16 percent, at March 31, 1999.

   The Corporation paid a quarterly dividend of $.14 per common share on March 15, 2000 to shareholders of record as of March 3, 2000. This reflects an increase from a quarterly dividend of $.13 per share in 1999.

   The following table shows First Indiana's strong capital levels and compliance with all capital requirements at March 31, 2000. First Indiana Bank is classified as "well-capitalized" under the OTS regulatory framework for prompt corrective action, its highest classification. To be categorized as "well-capitalized," the Bank must maintain minimum total risk-based, tier one risk-based and tier one leverage ratios as set forth in the table. The table reflects categories of assets includable under OTS regulations. There are no conditions or events since the date of classification that management believes have changed the Bank's category.


Capital Requirements                                                         To Be Well
                                                                          Capitalized under
                                                         For FDICIA          OTS Prompt
(Dollars in Thousands)                                     Capital        Corrective Action
                                        Actual        Adequacy Purposes      Provisions
                                     Amount  Ratio    Amount    Ratio     Amount    Ratio
                                   ----------------   ---------------     ----------------
First Indiana Bank Capital         $160,381
Tangible Capital (1)                161,859   7.85%   $ 30,948  1.50%      N/A       N/A
Core (Tier One) Capital             161,859   7.85      82,528  4.00      $103,160   5.00%
Tier One Risk-Based Capital         161,859   9.85      N/A     N/A         98,552   6.00
Total Risk-Based Capital (2)        180,908  11.01     131,403  8.00       164,425  10.00


(1) First Indiana Bank capital differs from tangible capital by the FAS115 equity securities adjustment of ($1,478).

(2) Risk-based capital includes a $20,649 addition for general loan loss reserves and a
    $1,600 deduction for land loans with loan-to-value ratios in excess of 80 percent.


   The Corporation conducts its business through its subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investment in the Bank.

   Regulations require the director of the OTS to set minimum liquidity levels between four and 10 percent of assets. In the fourth quarter of 1997, the regulations were altered to lower the liquidity requirement to four percent of net withdrawable assets, and the definition of net withdrawable assets was simplified. This change did not have a significant impact on the Corporation's liquidity position. The Corporation's liquidity ratio at March 31, 2000, was
4.72 percent.


Financial Condition

   Total assets at March 31, 2000, were $2,065,247,000, an increase of $85,473,000 from $1,979,774,000 at December 31, 1999.

   Net loans receivable at March 31, 2000, were $1,764,268,000, compared with
$1,673,422,000 at December 31, 1999.   The predominant growth in loans occurred
in the targeted portfolios of construction, business, and consumer, all of which increased from year-end 1999.

   Total deposits were $1,351,794,000 at March 31, 2000, compared with $1,312,115,000 at December 31, 1999. This increase is primarily due to an increase in retail checking deposits and jumbo certificates of deposit. Non-interest-bearing deposits consist of retail and commercial checking accounts, as well as official checking accounts. Commercial checking accounts are expected to become a more significant source of funds. Included in commercial checking accounts at March 31, 2000 and December 31, 1999 were approximately $3,413,000 and $3,407,000 of escrow balances maintained for loans serviced for others. These balances represent principal, interest, taxes, and insurance that require separate maintenance at the request of the investor. Official checking accounts at March 31, 2000 and December 31, 1999 were $35,633,000 and $26,111,000, respectively.

   Federal Home Loan Bank advances totaled $391,821,000 at March 31, 2000, compared with $366,854,000 at December 31, 1999.

   The Corporation also uses short-term repurchase agreements as sources of funds. Borrowings will continue to be used in the short run to compensate for periodic or other reductions in deposits or inflows at less than projected levels, and long-term to support lending activities.

Interest-Rate Sensitivity

   First Indiana engages in rigorous, formal asset/liability management, the objectives of which are to manage interest-rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. At March 31, 2000, the Corporation's cumulative one-year interest-rate gap stood at a negative 7.80 percent. This means that 7.80 percent of First Indiana's liabilities will reprice within one year without a corresponding repricing of the assets they fund. Because of the changing interest rate environment, it is management's intention to reduce this liability sensitive position throughout the year.


   The following schedule analyzes the difference in rate-sensitive assets and liabilities or gap at March 31, 2000 and December 31, 1999.


                                                Rate Sensitivity by Period of Maturity or Rate Change
                                                                  March 31, 2000

                                                                               Over 180    Over One
                                                         Percent    Within     Days to     Year to    Over
(Dollars in Thousands)                Rate   Balance     of Total  180 Days    One Year    Five Years Five Years
                                      --------------------------------------------------------------------------
Interest-Earning Assets
 Investment Securities & Other        6.70%  $  135,717    6.84%   $  25,667   $      50   $ 89,657   $  20,343
 Loans Receivable (1)
  Mortgage-Backed Securities          7.24       52,739    2.66        4,927       4,647     29,299      13,866
  Residential Mortgage Loans          7.53      510,915   25.77       89,264      63,618    314,155      43,878
  Commercial Real Estate Loans        8.68       33,604    1.69        4,937       7,342     15,582       5,743
  Business Loans                      9.16      254,775   12.85      190,574       5,651     44,315      14,235
  Consumer Loans                      9.46      718,839   36.26      277,191      39,013    227,909     174,726
  Residential Construction Loans      8.72      276,265   13.93      250,403      16,567      9,295           -
                                             -------------------------------------------------------------------
   Total Interest-Earning Assets      8.56%  $1,982,854  100.00%     842,963     136,888    730,212     272,791
                                      ==========================

Interest-Bearing Liabilities

 Deposits:
  Demand Deposits (2)                 1.04%  $   97,330    5.66%           -           -          -      97,330
  Passbook Deposits (3)               2.18       39,461    2.30        4,368         907      7,258      26,928
  Money Market Savings                4.67      335,016   19.49      335,016           -          -           -
  Jumbo Certificates                  5.97      333,809   19.42      129,941      36,758    167,110           -
  Fixed-Rate Certificates             5.42      406,381   23.65      174,791      92,989    138,601           -
                                             -------------------------------------------------------------------
   Total Deposits                     4.91    1,211,997   70.52      644,116     130,654    312,969     124,258

Borrowings:
 FHLB Advances                        6.09      391,821   22.80      170,000      75,000    140,000       6,821
 Short-Term Borrowings                5.56      114,842    6.68      114,842           -          -           -
                                             -------------------------------------------------------------------
  Total Interest-Bearing Liabilities  5.22%   1,718,660  100.00%     928,958     205,654    452,969     131,079
                                      =====              =======

Net - Other (4)                                 264,194                                                 264,194
                                             ----------            ---------------------------------------------
  Total                                      $1,982,854              928,958     205,654    452,969     395,273
                                             ==========            ---------------------------------------------
Rate Sensitivity Gap                                               $ (85,995)  $ (68,766)  $277,243   $(122,482)
                                                                   =============================================

March 31, 2000                                                     $ (85,995)  $(154,761)  $122,482
                                                                   =================================

Percent of Total Interest-
 Earning Assets                                                       (4.34%)     (7.80%)      6.18%
                                                                   =================================

December 31, 1999                                                  $(101,665)  $(162,521)  $184,713
                                                                   =================================

Percent of Total Interest-
 Earning Assets                                                       (5.32%)     (8.50%)      9.67%
                                                                   =================================

(1) The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayment adjusted for estimated prepayments.  For adjustable-rate loans, interest rates adjust at intervals of six months to five years.  Included in Residential Mortgage Loans are $350 of Loans
    Held for Sale.  Included in Consumer Loans are $30,780 of Home Equity Loans Held for Sale.

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


Disclosures About Market Risk

   The Corporation's success is largely dependent upon its ability to manage interest-rate risk, which is defined as the exposure of the Corporation's net interest income and net earnings to changes in interest rates. The Bank's Asset/Liability Committee ("ALCO") is responsible for managing interest-rate risk and the Corporation has established acceptable limits for interest-rate exposure, which are reviewed on a monthly basis. The Bank uses a model which measures interest-rate sensitivity to determine the impact on net earnings of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities, and renewal rates on certificates of deposits, estimated borrowing needs, anticipated loan loss provision, projected secondary marketing gains and losses, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest-rate sensitive instruments which are held to maturity or available for sale. The Bank has no trading assets. Based on the information and assumptions in effect at March 31, 2000, management believes that a 100 basis point increase or decrease in interest rates over a 12 month period would result in a 0.6 percent decrease and a 2.2 percent decrease in net earnings, respectively, because of the change in net interest income. Because of the numerous assumptions used in the computation of interest-rate sensitivity, and the fact that the model does not assume any actions the ALCO could take in response to the change in interest rates, the results should not be relied upon as indicative of actual results.

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

Items 1, 2, and 3 are not applicable.

Item 4. Submission of matters to Vote of Security Holders.

        An annual meeting of shareholders was held April 20, 2000. The following directors were elected at this meeting.

                             Votes For      Votes Withheld
        --------------------------------------------------
        Gerald L. Bepko      10,741,181     104,173
        Andrew Jacobs, Jr.   10,775,979      69,376
        John W. Wynne        10,792,343      53,011

        The following directors' terms of office continued after the meeting.

        Robert J. Laikin
        Marni McKinney
        Phyllis W. Minott
        Robert H. McKinney
        Owen B. Melton, Jr.
        Michael L. Smith

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

Item 6. Exhibits and reports on Form 8-K

          (a)  Exhibits  -  Financial Data Schedule

          (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended March 31, 2000.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              First Indiana Corporation

May 12, 2000                  /s/Owen B. Melton, Jr.
                                 Owen B. Melton, Jr.
                                 President

May 12, 2000                  /s/David L. Gray
                                 David L. Gray
                                 Vice President and Treasurer