Form 10-Q
period 2000-06-30
FIRST INDIANA CORP
filed 2000-08-09
CIK 789670

United States Securities and Exchange Commission
                      Washington, D.C.  20549
                             Form 10-Q
    (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
           For the quarterly period ended June 30, 2000

                            or

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

                Class                                        Shares
------------------------------------------------------------------------------
Common Stock, par value $0.01 per share              Outstanding at 07/31/2000
                                                           12,614,603


                  FIRST INDIANA CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

                                                                                   Page

Part I      Financial Information                                                    3

Item 1.     Financial Highlights                                                     3

            Condensed Consolidated Financial Statements:                             3

            Condensed Consolidated Balance Sheets as of June 30, 2000 and            4
            December 31, 1999

            Condensed Consolidated Statements of Earnings for the Three              5
            and Six Months Ended June 30, 2000 and 1999

            Condensed Consolidated Statements of Shareholders' Equity for the        6
            Six Months Ended June 30, 2000

            Condensed Consolidated Statements of Cash Flows for the Six Months       7
            Ended June 30, 2000 and 1999

            Notes to Condensed Consolidated Financial Statements                     8

Item 2.     Management's Discussion and Analysis of Financial Condition and         12
            Results of Operations

Item 3.     Disclosures About Market Risk                                           21

Part II     Other Information                                                       22

            Signatures                                                              24




Financial Highlights
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                      For the Three Months Ended
                                               June 30,
                                            2000           1999
                                      ---------------------------
Total Interest Income                 $    43,184    $    35,917
Total Interest Expense                     23,623         18,427
Net Earnings                                6,179          5,021

Basic Earnings Per Share                     0.49           0.40
Diluted Earnings Per Share                   0.48           0.39
Dividends Per Share                          0.14           0.13

Net Interest Margin                          3.89%          3.89%
Net Interest Spread                          3.18           3.27
Return on Average Equity                    13.48          11.97
Return on Average Assets                     1.19           1.07
Average Shares Outstanding             12,622,194     12,606,654
Average Diluted Shares Outstanding     12,798,351     12,831,456

                                       For the Six Months Ended
                                               June 30,
                                            2000           1999
                                      ---------------------------
Total Interest Income                 $    83,440    $    70,300
Total Interest Expense                     44,918         36,226
Net Earnings                               11,696          9,651

Basic Earnings Per Share                     0.93           0.76
Diluted Earnings Per Share                   0.91           0.75
Dividends Per Share                          0.28           0.26

Net Interest Margin                          3.91%          3.87%
Net Interest Spread                          3.22           3.23
Return on Average Equity                    12.90          11.54
Return on Average Assets                     1.15           1.05
Average Shares Outstanding             12,614,938     12,643,297
Average Diluted Shares Outstanding     12,795,639     12,876,487


                                               At June 30,
                                           2000           1999
                                      ---------------------------
Assets                                $ 2,119,047    $ 1,916,745
Loans - Net                             1,816,887      1,604,192
Deposits                                1,376,203      1,347,515
Shareholders' Equity                      185,058        166,716
Shareholders' Equity/Assets                  8.73%          8.70%
Shareholders' Equity Per Share        $     14.67    $     13.30
Market Closing Price                        19.88          21.38
Price/Earnings Multiple                     10.92x         13.70x

                                           At June 30, 2000
                                          Actual     Required
                                          -------------------
Capital Adequacy Ratios
Tangible Capital/Total Assets              7.80%     1.50%
Core (Tier One) Capital/Total Assets       7.80      4.00
Risk-Based Capital/Risk-Weighted Assets   10.70      8.00



Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                                            June 30,     December 31,
                                                              2000           1999
                                                          ------------   -----------
Assets
 Cash                                                      $   34,767    $   30,941
 Federal Funds Sold                                            21,000        30,500
                                                           -----------   -----------
  Total Cash and Cash Equivalents                              55,767        61,441
 Investments Available for Sale                               100,429       103,169
 Mortgage-Backed Securities Available for Sale                 51,066        54,734
 Loans Held for Sale                                           42,517        32,567
 Loans Receivable                                           1,805,868     1,669,614
  Less Allowance for Loan Losses                               31,498        28,759
                                                           -----------   -----------
 Loans Receivable - Net                                     1,816,887     1,673,422
 Premises and Equipment                                        17,282        17,071
 Accrued Interest Receivable                                   16,201        13,554
 Real Estate Owned - Net                                        2,905         1,227
 Prepaid Expenses and Other Assets                             58,510        55,156
                                                           -----------   -----------
Total Assets                                               $2,119,047    $1,979,774
                                                           ===========   ===========

Liabilities and Shareholders' Equity
 Liabilities
  Non-Interest-Bearing Deposits                            $  130,127    $  114,356
  Interest-Bearing Deposits                                 1,246,076     1,197,759
                                                           -----------   -----------
   Total Deposits                                           1,376,203     1,312,115
  Federal Home Loan Bank Advances                             421,759       366,854
  Short-Term Borrowings                                       111,177        98,754
  Accrued Interest Payable                                      6,845         5,605
  Advances by Borrowers for Taxes and Insurance                 3,528         1,377
  Other Liabilities                                            14,477        17,966
                                                           -----------   -----------
 Total Liabilities                                          1,933,989     1,802,671
                                                           -----------   -----------

 Shareholders' Equity
  Preferred Stock, $.01 Par Value:  2,000,000
   Shares  Authorized; None Issued                                  -             -
  Common Stock, $.01 Par Value:  33,000,000 Shares
   Authorized;  13,716,274 and 13,611,965 Shares Issued
   and Outstanding, Including Shares in Treasury                  137           136
  Paid-In Capital in Excess of Par                             39,399        37,962
  Retained Earnings                                           161,211       153,710
  Accumulated Other Comprehensive Income (Loss)                (1,443)         (724)
  Treasury Stock-at Cost, 1,101,671 and 1,088,813 Shares      (14,246)      (13,981)
                                                           -----------   -----------
 Total Shareholders' Equity                                   185,058       177,103
                                                           -----------   -----------

 Commitments and Contingent Liabilities                             -             -

                                                           -----------   -----------
Total Liabilities and Shareholders' Equity                 $2,119,047    $1,979,774
                                                           ===========   ===========

See Notes to Condensed Consolidated Financial Statements



Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                         Three Months Ended       Six Months Ended
                                                              June 30,                June 30,
                                                           2000       1999         2000       1999
                                                         --------   --------     --------   --------
Interest Income
 Loans                                                   $ 39,981   $ 33,141     $ 77,049   $ 64,954
 Investments                                                1,645      1,445        3,356      2,988
 Mortgage-Backed Securities                                   920        910        1,870      1,451
 Dividends on Federal Home Loan Bank Stock                    418        331          823        697
 Federal Funds Sold and Interest-Bearing Deposits             220         90          342        210
                                                         --------   --------     --------   --------
Total Interest Income                                      43,184     35,917       83,440     70,300
                                                         --------   --------     --------   --------

Interest Expense
 Deposits                                                  15,905     14,007       30,300     27,181
 Federal Home Loan Bank Advances                            6,143      3,801       11,673      7,947
 Short-Term Borrowings                                      1,575        619        2,945      1,098
                                                         --------   --------     --------   --------
Total Interest Expense                                     23,623     18,427       44,918     36,226
                                                         --------   --------     --------   --------

Net Interest Income                                        19,561     17,490       38,522     34,074
 Provision for Loan Losses                                  2,439      2,460        4,878      4,920
                                                         --------   --------     --------   --------
Net Interest Income After Provision for Loan Losses        17,122     15,030       33,644     29,154
                                                         --------   --------     --------   --------

Non-Interest Income
 Loan and Deposit Charges                                   1,898      1,492        3,551      2,737
 Sale of Investments Held For Sale                             33          -           43        218
 Sale of Loans                                              1,303      2,448        2,323      4,568
 Loan Servicing Income                                        299        262          595        513
 Loan Fees                                                    675      1,106        1,332      1,952
 Trust Fees                                                   369        262          675        289
 Other                                                        802        742        1,638      2,032
                                                         --------   --------     --------   --------
Total Non-Interest Income                                   5,379      6,312       10,157     12,309
                                                         --------   --------     --------   --------

Non-Interest Expense
 Salaries and Benefits                                      6,702      7,285       13,735     14,291
 Net Occupancy                                                667        773        1,347      1,563
 Equipment                                                  1,537      1,439        2,957      2,561
 Deposit Insurance                                             67        176          133        358
 Real Estate Owned Operations - Net                           161        169          285        289
 Office Supplies and Postage                                  418        527          888      1,073
 Other                                                      2,791      2,877        5,386      5,613
                                                         --------   --------     --------   --------
Total Non-Interest Expense                                 12,343     13,246       24,731     25,748
                                                         --------   --------     --------   --------

Earnings Before Income Taxes                               10,158      8,096       19,070     15,715
 Income Taxes                                               3,979      3,075        7,374      6,064
                                                         --------   --------     --------   --------
Net Earnings                                             $  6,179   $  5,021     $ 11,696   $  9,651
                                                         ========   ========     ========   ========

Basic Earnings Per Share                                 $   0.49   $   0.40     $   0.93   $   0.76
                                                         ========   ========     ========   ========

Diluted Earnings Per Share                               $   0.48   $   0.39     $   0.91   $   0.75
                                                         ========   ========     ========   ========

Dividends Per Common Share                               $   0.14   $   0.13     $   0.28   $   0.26
                                                         ========   ========     ========   ========

See Notes to Condensed Consolidated Financial Statements



Condensed Consolidated Statements of Shareholders' Equity
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                  Paid-In               Accumulated
                                                                  Capital               Other                     Total
                                                Common Stock      in Excess  Retained   Comprehensive  Treasury   Shareholders'
                                             Shares       Amount  of Par     Earnings   Income         Stock      Equity
                                             ----------------------------------------------------------------------------------
Balance at December 31, 1999                 12,523,152   $136    $37,962    $153,710   $  (724)       $(13,981)  $177,103
Comprehensive Income:
Net Earnings - Year to Date                           -      -          -      11,696         -               -     11,696
Unrealized Loss on Securities Available
 for Sale of $1,189, Net of Income Taxes
 and Reclassification Adjustment of $43               -      -          -           -      (719)              -       (719)
                                                                                                                  ---------
   Total Comprehensive Income                                                                                       10,977
                                                                                                                  ---------
Common Stock Issued Under Restricted
 Stock Plans - Net of Amortization               36,000      -        792        (660)        -               -        132
Exercise of Stock Options                        70,960      1        454           -         -               -        455
Redemption of Common Stock                       (2,651)     -        (56)          -         -               -        (56)
Tax Benefit of Option Compensation                    -      -        219           -         -               -        219
Dividends on Common Stock ($.28 per share)            -      -          -      (3,535)        -               -     (3,535)
Purchase of Treasury Stock                      (15,000)     -          -           -         -            (283)      (283)
Reissuance of Treasury Stock                      2,142      -         28           -         -              18         46
                                             ----------------------------------------------------------------------------------
Balance at June 30, 2000                     12,614,603   $137    $39,399    $161,211   $(1,443)       $(14,246)  $185,058
                                             ==================================================================================

See Notes to Condensed Consolidated Financial Statements



Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)
                                                                Six Months Ended June 30,
                                                                  2000              1999
                                                               ----------        ----------
Cash Flows from Operating Activities
Net Earnings                                                   $  11,696         $   9,651
Adjustments to Reconcile Net Earnings to:
 Net Cash Provided (Used) by Operating Activities
  (Gain) Loss on Sale of Assets and Deposits                      (2,366)           (4,786)
  Amortization of Net Premium, Prepaid Assets and
   Negative Goodwill                                                  50             1,425
  Amortization of Restricted Stock Plan                              132               223
  Depreciation                                                     1,418             1,088
  Loan and Mortgage-Backed Securities Net Accretion                  221              (151)
  Provision for Loan Losses, Net                                   4,878             4,920
  Origination of Loans Held For Sale Net of Principal
   Collected                                                    (142,134)         (391,216)
  Proceeds from Sale of Loans Held for Sale                      134,492           402,783
  Tax Benefit of Option Compensation                                 219               323
  Change In:
   Accrued Interest Receivable                                    (2,647)           (1,130)
   Prepaid Expenses, Market Valuation, and Other Assets           (9,285)          (30,819)
   Accrued Interest Payable                                        1,240               670
   Other Liabilities                                              (3,489)            1,143
                                                               ----------        ----------
Net Cash Used by Operating Activities                             (5,575)           (5,876)

Cash Flows from Investing Activities
 Proceeds from Sale of Investments Available for Sale             22,255            30,211
 Proceeds from Maturities of Investment Securities
  Available for Sale                                                (112)           18,957
 Purchase of Investment Securities Available for Sale            (20,000)          (49,806)
 Purchase of Mortgage Backed Securities Available for Sale             -           (30,284)
 Principal Collected on Mortgage-Backed Securities                 3,035             2,271
 Originations of Loans Net of Principal Collected               (135,885)          (73,562)
 Proceeds from Sale of Loans                                       1,960                 -
 Purchase of Premises and Equipment                               (1,687)           (2,167)
 Proceeds from Sale of Premises and Equipment                        141                31
                                                               ----------        ----------
Net Cash Used by Investing Activities                           (130,293)         (104,349)

Cash Flows from Financing Activities
 Net Change in Deposits                                           64,088           119,597
 Repayment of Federal Home Loan Bank Advances                   (475,096)         (472,071)
 Borrowings of Federal Home Loan Bank Advances                   530,001           456,684
 Net Change in Short-Term Borrowings                              12,423            13,209
 Net Change in Advances by Borrowers for Taxes and Insurance       2,151               778
 Stock Option Proceeds and Redemption of Common Stock                399               216
 Purchase of Treasury Stock                                         (283)           (4,444)
 Reissuance of Treasury Stock                                         46                 -
 Dividends Paid                                                   (3,535)           (3,278)
                                                               ----------        ----------
Net Cash Provided by Financing Activities                        130,194           110,691

Net Change in Cash and Cash Equivalents                           (5,674)              466
Cash and Cash Equivalents at Beginning of Period                  61,441            57,653
                                                               ----------        ----------
Cash and Cash Equivalents at End of Period                     $  55,767         $  58,119
                                                               ==========        ==========

Supplemental Disclosures of Cash Flow Information
 Cash Paid During the Period For:
  Interest on Deposits, Advances, and Other Borrowed Money     $  43,678         $  35,556
  Income Taxes                                                    10,600             8,636
 Transfer of Loans to Real Estate Owned                            4,672            23,855

See Notes to Condensed Consolidated Financial Statements


                 FIRST INDIANA CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Three and Six Months Ended June 30, 2000
                                (Unaudited)


Note 1  -  Basis of Presentation

   The accompanying financial statements have been prepared with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements include the accounts of First Indiana Corporation and its subsidiaries ("Corporation"). The principal subsidiary of the Corporation is First Indiana Bank and its subsidiaries ("Bank"). A summary of the Corporation's significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K/A for the year ended December 31, 1999.


Note 2  -  Earnings Per Share

   Basic earnings per share for 2000 and 1999 were computed by dividing net earnings by the weighted averages shares of common stock outstanding (12,622,194 and 12,660,654 for the three months ended June 30, 2000 and 1999 and 12,614,938 and 12,643,297 for the six months ended June 30, 2000 and
1999). Diluted earnings per share for 2000 and 1999 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (12,798,351 and 12,831,456 for the three months ended June 30, 2000 and 1999 and 12,795,639 and 12,876,487 for the six months ended June 30, 2000 and 1999). Dilution of the per-share calculation relates to stock options.

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


Segment Reporting
                                                                                                               Second Quarter
                                                                                                                   2000
                                                                                       Total      Intersegment Consolidated
                          Consumer  Residential Business Treasury Retail   FirstTrust Segments    Eliminations    Totals
                          ---------------------------------------------------------------------------------------------------
Average Segment Assets    $742,148  $525,998    $573,623 $217,718 $21,033  $  932     $2,081,452  $(4,215) (1)  $2,077,237

Net Interest Income          6,055     1,705       5,432      847   4,934       -         18,973      588  (2)      19,561

Non-Interest Income
   (Expense)                 1,630       368         883       34   1,532     368          4,815      564  (3)       5,379

Intersegment Income
   (Expense)                 1,194       (67)          -        -       -       -          1,127   (1,127) (4)           -

Significant Non-cash
 Items:
   Provision for Loan
    Losses                   1,684         47        708        -       -       -          2,439        -            2,439

Earnings (Loss) Before
   Income Tax                6,452     1,512       3,690      693   3,102      10         15,459   (5,301) (3)      10,158


                                                                                                               Second Quarter
                                                                                                                   1999
                                                                                       Total      Intersegment Consolidated
                          Consumer  Residential Business Treasury Retail   FirstTrust Segments    Eliminations    Totals
                          ---------------------------------------------------------------------------------------------------
Average Segment Assets    $617,259  $530,180    $478,128 $186,500 $55,241  $1,016     $1,868,324  $16,247  (1) $1,884,571

Net Interest Income          5,480     1,939       4,374      281   3,908       -         15,982    1,508  (2)     17,490

Non-Interest Income
   (Expense)                 1,880       505       1,316       25   1,201     262          5,189    1,123  (3)      6,312

Intersegment Income
   (Expense)                 1,120     1,539        (620)       -     310       -          2,349   (2,349) (4)          -

Significant Non-cash
 Items:
   Provision for Loan
    Losses                   1,880        30         550        -       -       -          2,460        -           2,460

Earnings (Loss) Before
   Income Tax                5,449     2,204       3,101       53   1,537    (210)        12,134   (4,038) (3)      8,096



Segment Reporting

                                                                                                                 YTD 2000
                                                                                       Total      Intersegment Consolidated
                          Consumer  Residential Business Treasury Retail   FirstTrust Segments    Eliminations    Totals
                          ---------------------------------------------------------------------------------------------------
Average Segment Assets    $724,388  $511,516    $564,184 $216,926 $20,538  $  974     $2,038,526  $(2,428) (1)  $2,036,098

Net Interest Income         11,616     3,295      10,076    1,811   9,845       -         36,643    1,879  (2)      38,522

Non-Interest Income
   (Expense)                 2,974       738       1,729       43   2,947     675          9,106    1,051  (3)      10,157

Intersegment Income
   (Expense)                 2,283       (76)          -        -       -       -          2,207   (2,207) (4)           -

Significant Non-cash
 Items:
   Provision for Loan
    Losses                   3,834       110         934        -       -       -          4,878        -            4,878

Earnings (Loss) Before
   Income Tax               11,450     2,835       6,846    1,520   6,193     (45)        28,799   (9,729) (3)      19,070



                                                                                                                 YTD 1999
                                                                                       Total      Intersegment Consolidated
                          Consumer  Residential Business Treasury Retail   FirstTrust Segments    Eliminations    Totals
                          ---------------------------------------------------------------------------------------------------
Average Segment Assets    $610,978  $530,055    $455,271 $178,598 $52,527  $  929     $1,828,358  $16,677  (1) $1,845,035

Net Interest Income         10,697     3,909       8,041      737   7,353       -         30,737    3,337  (2)     34,074

Non-Interest Income
   (Expense)                 4,022     2,389       2,267      218   2,138     289         11,323      986  (3)     12,309

Intersegment Income
   (Expense)                 2,938     3,135      (1,157)       -     456       -          5,372   (5,372) (4)          -

Significant Non-cash
 Items:
   Provision for Loan
    Losses                   3,671        43       1,206        -       -       -          4,920        -           4,920

Earnings (Loss) Before
   Income Tax               11,442     4,988       5,453      488   2,370    (591)        24,150   (8,435) (3)     15,715


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

Note 7 -  Pending Acquisition

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

Management's Discussion and Analysis of Results of Operations and Financial Condition

Summary of Corporation's Results

   First Indiana Corporation and subsidiaries had net earnings of $6,179,000 for the second quarter of 2000, compared with net earnings of $5,021,000 in the second quarter of 1999. Diluted earnings per share for the three months ended June 30, 2000 were $0.48, compared with $0.39 per share for the same period one year ago. Cash dividends for the second quarter of 2000 and 1999 were $0.14 and $0.13 per share of common stock outstanding, respectively.

   For the first six months of 2000, net earnings were $11,696,000, compared with $9,651,000 one year ago. For the six months ended June 30, 2000, diluted earnings per share were $0.91, compared with $0.75 for the same period one year ago. Cash dividends through the first six months of 2000 and 1999 were $0.28 and $0.26 per share of common stock outstanding, respectively.

Net Interest Income

   Net interest income was $19,561,000 for the three months ended June 30, 2000, compared with $17,490,000 for the three months ended June 30, 1999.
For the six months ended June 30, 2000, net interest income was $38,522,000, compared with $34,074,000 for the six months ended June 30, 1999. In order to enhance net interest income, First Indiana has targeted the consumer, business, and construction loan portfolios for growth in 2000 while de-emphasizing residential loan portfolio growth.

   Net loans outstanding increased to $1,816,887,000 at June 30, 2000, compared with $1,604,192,000 one year earlier. At June 30, 2000, home equity loans outstanding were $734,747,000, compared with $603,507,000 at June 30, 1999, a 22 percent increase. Business loans were $283,883,000 at June 30, 2000, compared with $196,715,000 one year earlier, a 44 percent increase. Consumer loans sales for the six months ended June 30, 2000 were $126,280,000, compared with $144,212,000 for the same period in 1999. Residential loan sales for the six months ended June 30, 2000 were $9,856,000, compared with $254,002,000 for the same period in 1999. This drop is consistent with the Bank's strategy related to exiting the mortgage business.

   Interest income for the second quarter of 2000 was $43,184,000, compared with $35,917,000 for the three months ended June 30, 1999. Interest income for the six months ended June 30, 2000 was $83,440,000, compared with $70,300,000 for the same period in 1999. Interest expense for the second quarter of 2000 was $23,623,000, compared with $18,427,000 for the three months ended June 30, 1999. Interest expense for the six months ended June 30, 2000 and 1999 was $44,918,000 and $36,226,000, respectively. The increase in interest expense is related to an increase in costs of funds and the growth in deposits and the increase in short-term borrowings to fund the increase in loans outstanding.

   During the second quarter of 2000, the Corporation's cost of funds was 5.41 percent, compared with 4.72 percent one year ago. For the six months ended June 30, 2000, the cost of funds was 5.25 percent, compared with 4.74 percent for the same period in 1999. The yield on earning assets was 8.59 percent for the second quarter of 2000, compared with 7.99 percent one year ago. For the six months ended June 30, 2000, the yield on earning assets was 8.47 percent, compared with 7.97 percent for the same period in 1999. These changes are both related to the rising interest rate environment.

   Annualized return on total average assets was 1.19 percent for the three months ended June 30, 2000, compared with 1.07 percent one year ago. For the six months ended June 30, 2000, the Corporation's annualized return on total average assets was 1.15 percent, compared with 1.05 percent for the same period in 1999.

Net Interest Margin

   Net interest margin consists of two components: interest-rate spread and the contribution of interest-free funds (primarily capital and other non-interest-bearing liabilities). The following analysis of net interest margin reflects the Corporation's ability to generate strong net interest income resulting from a prudent combination of assets and liabilities.


Net Interest Margin                     Three Months Ended June 30,
(Dollars in Thousands)                      2000             1999
                                        -----------      -----------
Net Interest Income                     $   19,561       $   17,490
                                        ===========      ===========

Average Interest-Earning Assets         $2,011,324       $1,798,308
Average Interest-Bearing Liabilities     1,746,459        1,561,204
                                        -----------      -----------
  Average Interest-Free Funds           $  264,865       $  237,104
                                        ===========      ===========

Yield on Interest-Earning Assets              8.59%            7.99%
Cost of Interest-Bearing Liabilities          5.41             4.72
                                        -----------      -----------
  Interest-Rate Spread                        3.18             3.27
Impact of Interest-Free Funds                 0.71             0.62
                                        -----------      -----------
  Net Interest Margin                         3.89%            3.89%
                                        ===========      ===========


Net Interest Margin                       Six Months Ended June 30,
                                            2000             1999
                                        -----------      -----------
Net Interest Income                     $   38,522       $   34,074
                                        ===========      ===========

Average Interest-Earning Assets         $1,970,588       $1,763,091
Average Interest-Bearing Liabilities     1,710,952        1,527,727
                                        -----------      -----------
  Average Interest-Free Funds           $  259,636       $  235,364
                                        ===========      ===========

Yield on Interest-Earning Assets              8.47%            7.97%
Cost of Interest-Bearing Liabilities          5.25             4.74
                                        -----------      -----------
  Interest-Rate Spread                        3.22             3.23
Impact of Interest-Free Funds                 0.69             0.64
                                        -----------      -----------
  Net Interest Margin                         3.91%            3.87%
                                        ===========      ===========


Non-accruing delinquent loans have been included in average interest-earning assets.


   Margin has been closely monitored throughout the industry because recent interest rate increases have put upward pressure on deposit costs and borrowings. To counteract this, the Bank has focused efforts on prime-based business and consumer lending, which helps ease the downward pressure on net interest margin. A direct result of loan growth has been favorable gains in net interest income. However, loan growth has outpaced deposit growth, causing an increase in borrowed funds.

Non-Performing Assets and Summary of Loan Loss Experience

     The following table analyzes the allowance for loan losses and REO for the six months ended June 30, 2000 and 1999.


                                                    Allowance for                               Loan & REO
                                                     Loan Losses       REO Loss Allowance     Loss Allowance
                                                   2000       1999      2000       1999       2000      1999
                                                 -------------------   ------------------   ------------------
(Dollars in Thousands)
Balance of Loss Allowance at Beginning of Year   $28,759    $25,700    $ 500      $ 500     $29,259   $26,200
Provision for Losses                               4,878      4,920     (225)      (211)      4,653     4,709
Charge-Offs - Residential                            (43)         -        -        (14)        (43)      (14)
            - Consumer                            (2,212)    (2,983)     (10)       (19)     (2,222)   (3,002)
            - Construction                          (322)      (208)      (5)        (4)       (327)     (212)
            - Business                               (73)      (278)       -          -         (73)     (278)
            - Commercial Real Estate                   -          -        -        (79)          -       (79)
Recoveries  - Residential                              6         20       45         16          52        36
            - Consumer                               378        500      141        254         519       754
            - Construction                            75        202       54         33         129       235
            - Business                                52          4        -          -          52         4
            - Commercial Real Estate                   -          -        -         24           -        24
                                                 -------------------   -----------------   -------------------
Balance at June 30,                              $31,498    $27,877    $ 500      $ 500     $31,998   $28,377
                                                 ===================   =================   ===================

Ratio of Allowance for Loan Losses
  to Loans Receivable                              1.70%      1.71%

Ratio of REO Loss Allowance
  to Real Estate Owned                                                 14.69%    16.36%

Ratio of Total Loan and REO Loss
  Allowance to Non-Performing Assets                                                       133.00%    167.08%


   Non-performing assets were $24,058,000, or 1.14 percent of assets, at June 30, 2000. This compares with $19,399,000, or 0.98 percent of assets, at December 31, 1999 and $16,984,000, or 0.89 percent of assets, at June 30, 1999. This category includes not only non-accrual loans and real estate owned, but also restructured loans on which the Bank continues to accrue interest. Since December 31, 1999, the growth in non-performing assets consists of $664,000 in Land Development loans, $1,940,000 in Construction loans, and $2,015,000 in Home Equity loans.

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

Non-Interest Income

   Total non-interest income was $5,379,000 for the three months ended June 30, 2000, compared with $6,312,000 for the same period in 1999. For the six months ended June 30, 2000 and 1999, total non-interest income was $10,157,000 and $12,309,000, respectively.

   Non-interest income was down primarily due to a reduction in gain on sale for loans and a decrease in loan fees. Gain on sale of loans is down $2,245,000 and loan fees are down $620,000 for the six months ended June 30, 2000 compared to the same period last year. This stems from a restructuring of the Bank's mortgage operations in October of 1999. As planned, construction lending originations of residential construction and permanent mortgage loans are down from the same period last year, resulting in a reduction of loan fees. The decrease in non-interest income is offset by a decrease in non-interest expense from the mortgage operations restructuring.

   The gain on sale of loans of $1,303,000 and $2,323,000 for the three and six month periods ended June 30, 2000 consists primarily of gains on the sale of fixed-rate home equity loans, but also includes gains on the sale of residential mortgage loans. The gain on sale of loans for the three and six month periods ended June 30, 1999 was $2,448,000 and $4,568,000. A national network of agents, coupled with a call center, has allowed the Bank to aggressively pursue originations of home equity products with loan-to-value ratios of greater than 80 percent. The Bank processes and underwrites these loans and subsequently sells them into the secondary market. In some cases, the Bank retains the servicing rights on the home equity loan sales.

   The Corporation's residential loan servicing portfolio amounted to $789,603,000 at June 30, 2000, compared with $768,100,000 at June 30, 1999.
The consumer loan servicing portfolio was $315,337,000 at June 30, 2000, compared with $172,910,000 at June 30, 1999.

   Loan and deposit charges increased $406,000 and $814,000 for the three and six months ended June 30, 2000 compared with the same periods last year, primarily as a result of the Bank's successful promotional campaigns to acquire new checking accounts.

   First Indiana's trust subsidiary, FirstTrust Indiana, had $527,637,000 in trust assets under management at June 30, 2000. Trust fees generated from these assets are also included in other non-interest income.

   During the first quarter of 1999, the Bank recognized $905,000 on the sale of $148 million in loan servicing rights, which is included as a component of other non-interest income.


Non-Interest Expense

   Total non-interest expense was $12,343,000 for the three months ended June 30, 2000, compared with $13,246,000 for the same period in 1999. Non-interest expense for the six months ended June 30, 2000 and 1999 was $24,731,000 and $25,748,000, respectively. Salaries and benefits decreased $583,000 and $556,000 during the three and six months ended June 30, 2000 compared to 1999. Occupancy expenses decreased $106,000 and $216,000 for the quarter and six months when compared with 1999. Both are primarily due to the discontinuance of mortgage banking operations and the sale of the Evansville division in the third quarter of 1999. Resources have been redeployed to commercial and consumer banking. Equipment, a component of other operating expenses, increased $396,000 in 2000 compared with 1999, primarily due to additional depreciation of equipment and software related to hardware and software improvements.

   Deposit Insurance premiums for the three and six months ended June 30, 2000 were $67,000 and $133,000, compared to $176,000 and $358,000 for the same periods in 1999. These reductions are due to a drop in premiums to realign thrift deposit insurance with that of banks.


Capital Resources and Liquidity

   At June 30, 2000, shareholders' equity was $185,058,000, or 8.73 percent of total assets, compared with $177,103,000, or 8.95 percent, at December 31, 1999 and $166,716,000, or 8.70 percent, at June 30, 1999.

   The Corporation paid a quarterly dividend of $0.14 per common share on June 16, 2000 to shareholders of record as of June 6, 2000. This reflects an increase from a quarterly dividend of $0.13 per share in 1999. For the six months ended June 30, 2000, the Corporation has paid $0.28 per share in dividends, compared to $0.26 for the same period in 1999.

   The following table shows First Indiana's strong capital levels and compliance with all capital requirements at June 30, 2000. First Indiana Bank is classified as "well-capitalized" under the OTS regulatory framework for prompt corrective action, its highest classification. To be categorized as "well-capitalized," the Bank must maintain minimum total risk-based, tier one risk-based and tier one leverage ratios as set forth in the table. The table reflects categories of assets includable under OTS regulations. There are no conditions or events since the date of classification that management believes have changed the Bank's category.


Capital Requirements                                                         To Be Well
                                                                          Capitalized under
                                                         For FDICIA          OTS Prompt
(Dollars in Thousands)               June 30, 2000         Capital        Corrective Action
                                        Actual        Adequacy Purposes      Provisions
                                     Amount  Ratio    Amount    Ratio     Amount    Ratio
                                   ----------------   ---------------     ----------------
First Indiana Bank Capital         $165,269
Tangible Capital (1)                165,131   7.80%   $ 31,751  1.50%      N/A       N/A
Core (Tier One) Capital             165,131   7.80      84,670  4.00      $105,837   5.00%
Tier One Risk-Based Capital         165,131   9.53      N/A     N/A        103,931   6.00
Total Risk-Based Capital (2)        185,305  10.70     138,575  8.00       173,219  10.00


(1) First Indiana Bank capital differs from tangible capital by the FAS115 equity securities adjustment of ($1,443) and a goodwill adjustment of $1,581.

(2) Risk-based capital includes a $21,774 addition for general loan loss reserves and a
    $1,600 deduction for land loans with loan-to-value ratios in excess of 80 percent.


   The Corporation conducts its business through its subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investment in the Bank.

   Regulations require the director of the OTS to set minimum liquidity levels between four and 10 percent of assets. In the fourth quarter of 1997, the regulations were altered to lower the liquidity requirement to four percent of net withdrawable assets, and the definition of net withdrawable assets was simplified. This change did not have a significant impact on the Corporation's liquidity position. The Corporation's average liquidity ratio for the second quarter was 4.39 percent.

Financial Condition

   Total assets at June 30, 2000, were $2,119,047,000, an increase of $139,273,000 from $1,979,774,000 at December 31, 1999.

   Net loans receivable at June 30, 2000, were $1,816,887,000, compared with
$1,673,422,000 at December 31, 1999.   The predominant growth in loans
occurred in the targeted portfolios of business and consumer, both of which increased from year-end 1999.

   Total deposits were $1,376,203,000 at June 30, 2000, compared with $1,312,115,000 at December 31, 1999. This increase is primarily due to an increase in retail checking deposits and jumbo certificates of deposit. Non-interest-bearing deposits consist of retail and commercial checking accounts, as well as official checking accounts. Commercial checking accounts are expected to become a more significant source of funds. Included in commercial checking accounts at June 30, 2000 and December 31, 1999 were approximately $9,364,000 and $3,407,000 of escrow balances maintained for loans serviced for others. These balances represent principal, interest, taxes, and insurance that require separate maintenance at the request of the investor. Official checking accounts at June 30, 2000 and December 31, 1999 were $26,477,000 and $26,111,000, respectively.

   Federal Home Loan Bank advances totaled $421,759,000 at June 30, 2000, compared with $366,854,000 at December 31, 1999.

   The Corporation also uses short-term repurchase agreements as sources of funds. Borrowings will continue to be used in the short run to compensate for periodic or other reductions in deposits or inflows at less than projected levels, and long-term to support lending activities.

Interest-Rate Sensitivity

   First Indiana engages in rigorous, formal asset/liability management, the objectives of which are to manage interest-rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. At June 30, 2000, the Corporation's cumulative one-year interest-rate gap stood at a negative 6.39 percent. This means that 6.39 percent of First Indiana's liabilities will reprice within one year without a corresponding repricing of the assets they fund. Because of the changing interest rate environment, it is management's intention to reduce this liability sensitive position.


   The following schedule analyzes the difference in rate-sensitive assets and liabilities or gap at June 30, 2000 and December 31, 1999.


                                                Rate Sensitivity by Period of Maturity or Rate Change
                                                                  June 30, 2000

                                                                               Over 180    Over One
                                                         Percent    Within     Days to     Year to    Over
(Dollars in Thousands)                Rate   Balance     of Total  180 Days    One Year    Five Years Five Years
                                      --------------------------------------------------------------------------
Interest-Earning Assets
 Investment Securities & Other        6.75%  $  143,020    7.00%   $  21,604   $      76   $ 99,749   $  21,591
 Loans Receivable (1)
  Mortgage-Backed Securities          7.03       51,066    2.50        4,254       4,065     26,960      15,787
  Residential Mortgage Loans          7.50      538,505   26.37       94,528      60,653    338,174      45,150
  Commercial Real Estate Loans        8.90       41,854    2.05       12,333       7,164     15,687       6,670
  Business Loans                      9.52      283,833   13.90      209,924       5,984     53,817      14,108
  Consumer Loans                      9.53      746,188   36.53      290,735      39,352    216,865     199,236
  Residential Construction Loans      6.49      238,005   11.65      216,931      11,932      9,142           -
                                             -------------------------------------------------------------------
   Total Interest-Earning Assets      8.37%  $2,042,471  100.00%     850,309     129,226    760,393     302,542
                                      ==========================

Interest-Bearing Liabilities

 Deposits:
  Demand Deposits (2)                 1.30%  $   94,920    5.34%           -           -          -      94,920
  Passbook Deposits (3)               1.93       37,905    2.13        2,812         907      7,258      26,928
  Money Market Savings                4.78      341,700   19.21      341,700           -          -           -
  Jumbo Certificates                  6.31      339,827   19.10      103,559      49,769    186,499           -
  Fixed-Rate Certificates             5.83      431,724   24.26      158,794      91,362    181,568           -
                                             -------------------------------------------------------------------
   Total Deposits                     5.21    1,246,076   70.04     606,865     142,038    375,325     121,848

Borrowings:
 FHLB Advances                        6.38      421,759   23.71      200,000      50,000    165,000       6,759
 Short-Term Borrowings                5.96      111,177    6.25      111,177           -          -           -
                                             -------------------------------------------------------------------
  Total Interest-Bearing Liabilities  5.53%   1,779,012  100.00%     918,042     192,038    540,325     128,607
                                      =====              =======

Net - Other (4)                                 263,459                                                 263,459
                                             ----------            ---------------------------------------------
  Total                                      $2,042,471              918,042     192,038    540,325     392,066
                                             ==========            ---------------------------------------------
Rate Sensitivity Gap                                               $ (67,733)  $ (62,812)  $220,068   $ (89,524)
                                                                   =============================================

June 30, 2000                                                      $ (67,733)  $(130,545)  $ 89,523
                                                                   =================================

Percent of Total Interest-
 Earning Assets                                                       (3.32%)     (6.39%)      4.38%
                                                                   =================================

December 31, 1999                                                  $(101,665)  $(162,521)  $184,713
                                                                   =================================

Percent of Total Interest-
 Earning Assets                                                       (5.32%)     (8.50%)      9.67%
                                                                   =================================

(1) The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayment adjusted for estimated prepayments.  For adjustable-rate loans, interest rates adjust at intervals of six months to five years.  Included in Consumer Loans are $42,517 of Home Equity Loans Held for Sale.

(2) These deposits have been included in the Over Five Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon historic trends of these deposits through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.  Included in this category are NOW, money market checking and non-interest bearing deposits.  The rate represents a blended rate on all deposit types in the category.

(3) A portion of these deposits have been included in the Over Five Years category to reflect management's assumption that these accounts are not rate-sensitive.  This assumption is based upon the historic minimal decay rates on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.

(4) Net - Other is the excess of other non-interest-bearing liabilities and capital over other non-interest-bearing assets.


Disclosures About Market Risk

   The Corporation's success is largely dependent upon its ability to manage interest-rate risk, which is defined as the exposure of the Corporation's net interest income and net earnings to changes in interest rates. The Bank's Asset/Liability Committee ("ALCO") is responsible for managing interest-rate risk and the Corporation has established acceptable limits for interest-rate exposure, which are reviewed on a monthly basis. The Bank uses a model which measures interest-rate sensitivity to determine the impact on net earnings of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities, and renewal rates on certificates of deposits, estimated borrowing needs, anticipated loan loss provision, projected secondary marketing gains and losses, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest-rate sensitive instruments which are held to maturity or available for sale. The Bank has no trading assets. Based on the information and assumptions in effect at June 30, 2000, management believes that a 100 basis point increase or decrease in interest rates over a 12 month period would result in a 3.8 percent decrease and a 6.3 percent decrease in net earnings, respectively, because of the change in net interest income. Because of the numerous assumptions used in the computation of interest-rate sensitivity, and the fact that the model does not assume any actions the ALCO could take in response to the change in interest rates, the results should not be relied upon as indicative of actual results.

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

Other Information

Items 1, 2 , 3 and 4 are not applicable.

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

Item 6. Exhibits and reports on Form 8-K

          (a)  Exhibits  -  Financial Data Schedule

          (b) Reports on Form 8-K - Two Forms 8-K were filed during the three months ended June 30, 2000.

          On April 20, 2000, a Form 8-K was filed related to the following event:

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

          On May 24, 2000, a Form 8-K was filed related to the following event:

               On May 24, 2000, First Indiana Corporation ("First Indiana") announced that it had elected William J. Brunner Vice President and Treasurer of First Indiana and Senior Vice President and Chief Financial Officer of First Indiana Bank. Mr. Brunner will join First Indiana on May 30, 2000, replacing David L. Gray, who has retired.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              First Indiana Corporation

August 8, 2000                /s/Owen B. Melton, Jr.
                                 Owen B. Melton, Jr.
                                 President

August 8, 2000                /s/William J. Brunner
                                 William J. Brunner
                                 Vice President and Treasurer