Form 10-Q
period 2000-09-30
FIRST INDIANA CORP
filed 2000-11-13
CIK 789670

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q
           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2000

                                       or

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
               For the Transition Period from ________ to ________
                         Commission File Number 0-14354

                            FIRST INDIANA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Indiana                              35-1692825
----------------------------------------- --------------------------------------
    (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)

      135 North Pennsylvania Street,
           Indianapolis, IN                                46204
----------------------------------------- --------------------------------------
(Address of principal executive office)                 (Zip Code)

                                 (317) 269-1200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                  Class                                  Shares
----------------------------------------- --------------------------------------
 Common Stock, par value $0.01 per share        Outstanding at 10/31/2000
                                                        12,443,419

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX

                                                                            Page

Part I    Financial Information

Item 1.   Financial Highlights                                               3

          Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets as of September 30, 2000,    4
          December 31, 1999, and September 30, 1999

          Condensed Consolidated Statements of Earnings for the Three        5
          and Nine Months Ended September 30, 2000 and 1999

          Condensed Consolidated Statements of Shareholders' Equity for      6
          the Nine Months Ended September 30, 2000

          Condensed Consolidated Statements of Cash Flows for the            7
          Nine Months Ended September 30, 2000 and 1999

          Notes to Condensed Consolidated Financial Statements               8

Item 2.   Management's Discussion and Analysis of Financial Condition       13
          and Results of Operations

Item 3.   Disclosures About Market Risk                                     22

Part II   Other Information                                                 23

          Signatures                                                        25

Financial Highlights
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                         For the Three Months Ended
                                                September 30,
                                     ------------------------------------
                                          2000                1999
                                     ----------------    ----------------
Total Interest Income                      $  45,042           $  37,545
Total Interest Expense                        25,181              19,301
Net Earnings                                   6,470               6,622

Basic Earnings Per Share                        0.51                0.53
Diluted Earnings Per Share                      0.50                0.52
Dividends Per Share                             0.14                0.13

Net Interest Margin                             3.89 %              3.99 %
Net Interest Spread                             3.14                3.38
Return on Average Equity                       13.58               15.60
Return on Average Assets                        1.23                1.38
Average Shares Outstanding                12,611,908          12,509,044
Average Diluted Shares Outstanding        12,885,559          12,788,964


                                          For the Nine Months Ended
                                                September 30,
                                     ------------------------------------
                                          2000                1999
                                     ----------------    ----------------
Total Interest Income                      $ 128,482           $ 107,845
Total Interest Expense                        70,099              55,527
Net Earnings                                  18,166              16,273

Basic Earnings Per Share                        1.44                1.29
Diluted Earnings Per Share                      1.41                1.27
Dividends Per Share                             0.42                0.39

Net Interest Margin                             3.90 %              3.92 %
Net Interest Spread                             3.19                3.30
Return on Average Equity                       13.13               12.90
Return on Average Assets                        1.17                1.16
Average Shares Outstanding                12,613,921          12,598,219
Average Diluted Shares Outstanding        12,848,081          12,853,797


                                              At September 30,
                                     ------------------------------------
                                          2000                1999
                                     ----------------    ----------------
Assets                                   $ 2,125,859         $ 1,878,586
Loans - Net                                1,794,977           1,614,055
Deposits                                   1,403,083           1,272,985
Shareholders' Equity                         191,354             172,898
Shareholders' Equity/Assets                     9.00 %              9.20 %
Shareholders' Equity Per Share              $  15.39            $  13.82
Market Closing Price                           26.06               21.00
Price/Earnings Multiple                        13.86 x             12.40 x

Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                 September 30,   December 31,  September 30,
                                                                      2000           1999           1999
                                                                 -------------   ------------  -------------
Assets
  Cash                                                             $    35,288    $    30,941    $    32,547
  Federal Funds Sold                                                    34,000         30,500         42,000
                                                                   -----------    -----------    -----------
    Total Cash and Cash Equivalents                                     69,288         61,441         74,547
  Investments Available for Sale                                       101,602        103,169         45,364
  Mortgage-Backed Securities Available for Sale                         50,145         54,734         58,457
  Loans Held for Sale                                                   64,221         32,567         81,319
  Loans Receivable                                                   1,763,424      1,669,614      1,561,501
  Less Allowance for Loan Losses                                        32,668         28,759         28,765
                                                                   -----------    -----------    -----------
    Loans Receivable - Net                                           1,794,977      1,673,422      1,614,055
  Premises and Equipment                                                18,528         17,071         16,553
  Accrued Interest Receivable                                           16,536         13,554         12,056
  Real Estate Owned - Net                                                2,583          1,227          2,121
  Goodwill                                                              13,958          1,616          1,634
  Prepaid Expenses and Other Assets                                     58,242         53,540         53,799
                                                                   -----------    -----------    -----------
Total Assets                                                       $ 2,125,859    $ 1,979,774    $ 1,878,586
                                                                   ===========    ===========    ===========

Liabilities and Shareholders' Equity
  Liabilities
    Non-Interest-Bearing Deposits                                  $   114,543    $   114,356    $   148,752
    Interest-Bearing Deposits                                        1,288,540      1,197,759      1,124,233
                                                                   -----------    -----------    -----------
      Total Deposits                                                 1,403,083      1,312,115      1,272,985
    Federal Home Loan Bank Advances                                    361,754        366,854        371,854
    Short-Term Borrowings                                              113,608         98,754         33,222
    Accrued Interest Payable                                             7,531          5,605          4,825
    Advances by Borrowers for Taxes and Insurance                       14,092          1,377          4,503
    Other Liabilities                                                   34,437         17,966         18,299
                                                                   -----------    -----------    -----------
  Total Liabilities                                                  1,934,505      1,802,671      1,705,688
                                                                   -----------    -----------    -----------

  Shareholders' Equity
    Preferred Stock, $.01 Par Value: 2,000,000
      Shares Authorized; None Issued                                         -              -              -
    Common Stock, $.01 Par Value:  33,000,000 Shares
      Authorized;  13,536,316, 13,611,965, and 13,602,157
      Shares Issued, Including Shares in Treasury                          135            136            136
    Paid-In Capital in Excess of Par                                    39,502         37,962         37,986
    Retained Earnings                                                  165,981        153,710        148,767
    Accumulated Other Comprehensive Income (Loss)                          (18)          (724)           (10)
    Treasury Stock-at Cost, 1,101,671, 1,088,813,
      and 1,088,813 Shares                                             (14,246)       (13,981)       (13,981)
                                                                   -----------    -----------    -----------
  Total Shareholders' Equity                                           191,354        177,103        172,898
                                                                   -----------    -----------    -----------
    Commitments and Contingent Liabilities                                   -              -              -
                                                                   -----------    -----------    -----------
Total Liabilities and Shareholders' Equity                         $ 2,125,859    $ 1,979,774    $ 1,878,586
                                                                   ===========    ===========    ===========

See Notes to Condensed Consolidated Financial Statements



Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                                             Three Months Ended         Nine Months Ended
                                                               September 30,              September 30,
                                                             2000         1999         2000          1999
                                                           ---------   ----------   ----------   ------------
Interest Income
  Loans                                                    $ 41,785    $  34,658    $ 118,834    $    99,612
  Investments                                                 1,689        1,614        5,045          4,602
  Mortgage-Backed Securities                                    871          832        2,741          2,283
  Dividends on Federal Home Loan Bank Stock                     462          370        1,285          1,067
  Federal Funds Sold and Interest-Bearing Deposits              235           71          577            281
                                                           --------    ---------    ---------    -----------
Total Interest Income                                        45,042       37,545      128,482        107,845
                                                           --------    ---------    ---------    -----------

Interest Expense
  Deposits                                                   17,111       13,812       47,411         40,993
  Federal Home Loan Bank Advances                             6,386        4,851       18,059         12,798
  Short-Term Borrowings                                       1,684          638        4,629          1,736
                                                           --------    ---------    ---------    -----------
Total Interest Expense                                       25,181       19,301       70,099         55,527
                                                           --------    ---------    ---------    -----------

Net Interest Income                                          19,861       18,244       58,383         52,318
  Provision for Loan Losses                                   2,439        1,950        7,317          6,870
                                                           --------    ---------    ---------    -----------
Net Interest Income After Provision For Loan Losses          17,422       16,294       51,066         45,448
                                                           --------    ---------    ---------    -----------

Non-Interest Income
  Loan and Deposit Charges                                    1,982        1,614        5,533          4,351
  Sale of Investments Available For Sale                       (211)      (1,104)        (168)          (886)
  Sale of Mortgage-Backed Securities Available for Sale        --         (2,129)        --           (2,129)
  Sale of Loans                                                 600          441        2,923          5,009
  Sale of Deposits                                             --          7,590         --            7,590
  Sale of Loan Servicing                                      1,197         --          1,197            905
  Loan Servicing Income                                         304          326          899            839
  Loan Fees                                                     903          795        2,235          2,747
  Trust Fees                                                    460          407        1,135            696
  Other                                                         668          103        2,306          1,230
                                                           --------    ---------    ---------    -----------
Total Non-Interest Income                                     5,903        8,043       16,060         20,352
                                                           --------    ---------    ---------    -----------

Non-Interest Expense
  Salaries and Benefits                                       7,086        7,390       20,821         21,681
  Net Occupancy                                                 691          725        2,038          2,288
  Equipment                                                   1,493        1,798        4,450          4,359
  Deposit Insurance                                              69          186          202            544
  Real Estate Owned Operations - Net                            146          116          431            405
  Office Supplies and Postage                                   457          526        1,346          1,602
  Other                                                       2,791        3,065        8,176          8,675
                                                           --------    ---------    ---------    -----------
Total Non-Interest Expense                                   12,733       13,806       37,464         39,554
                                                           --------    ---------    ---------    -----------

Earnings Before Income Taxes                                 10,592       10,531       29,662         26,246
  Income Taxes                                                4,122        3,909       11,496          9,973
                                                           --------    ---------    ---------    -----------
Net Earnings                                               $  6,470    $   6,622    $  18,166    $    16,273
                                                           ========    =========    =========    ===========

Basic Earnings Per Share                                   $   0.51    $    0.53    $    1.44    $      1.29
                                                           ========    =========    =========    ===========
Diluted Earnings Per Share                                 $   0.50    $    0.52    $    1.41    $      1.27
                                                           ========    =========    =========    ===========
Dividends Per Common Share                                 $   0.14    $    0.13    $    0.42    $      0.39
                                                           ========    =========    =========    ===========

See Notes to Condensed Consolidated Financial Statements



Condensed Consolidated Statements of Shareholders' Equity
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                                      Paid-In
                                                                                      Capital
                                                                Common Stock         In Excess     Retained
                                                               Shares     Amount      of Par       Earnings
                                                            -------------------------------------------------

Balance at December 31, 1999                                 12,523,152    $ 136    $ 37,962    $ 153,710
Comprehensive Income:
 Net Earnings - Year to Date                                       --       --          --         18,166
 Unrealized Gain on Securities Available for Sale of $774,
  Net of Income Taxes and Reclassification Adjustment
  of $168                                                          --       --          --           --

        Total Comprehensive Income (Loss)

Common Stock Issued Under Restricted Stock Plans
 - Net of Amortization                                           36,000     --           792         (594)
Exercise of Stock Options                                        74,960        1         482         --
Redemption of Common Stock                                       (2,651)    --           (56)        --
Tax Benefit of Option Compensation                                 --       --           230         --
Dividends on Common Stock ($0.42 per share)                        --       --          --         (5,301)
Purchase of Treasury Stock                                      (15,000)    --          --           --
Reissuance of Treasury Stock                                      2,142     --            28         --
Option Consideration related to Somerset Merger                    --       --         3,327         --
Redemption of Common Stock related to Somerset Merger        (2,758,467)     (28)    (48,935)        --
Issuance of Common Stock related to Somerset Merger           2,574,509       26      45,672         --
                                                             -----------   ------   ---------   ----------
Balance at September 30, 2000                                12,434,645    $ 135    $ 39,502    $ 165,981
                                                             ===========   ======   =========   ==========


                                                        Accumulated
                                                           Other                  Total
                                                        Comprehensive Treasury Shareholders'
                                                        Income (Loss)   Stock    Equity
                                                        --------------------------------------
Balance at December 31, 1999                                $(724)   $(13,981)   $ 177,103
Comprehensive Income:
 Net Earnings - Year to Date                                 --          --         18,166
 Unrealized Gain on Securities Available for Sale of $774,
  Net of Income Taxes and Reclassification Adjustment
  of $168                                                     706        --            706


                                                                                 ---------
        Total Comprehensive Income (Loss)                                           18,872

                                                                                 ---------

Common Stock Issued Under Restricted Stock Plans
 - Net of Amortization                                       --          --            198
Exercise of Stock Options                                    --          --            483
Redemption of Common Stock                                   --          --            (56)
Tax Benefit of Option Compensation                           --          --            230
Dividends on Common Stock ($0.42 per share)                  --          --         (5,301)
Purchase of Treasury Stock                                   --          (283)        (283)
Reissuance of Treasury Stock                                 --            18           46
Option Consideration related to Somerset Merger              --          --          3,327
Redemption of Common Stock related to Somerset Merger        --          --        (48,963)
Issuance of Common Stock related to Somerset Merger          --          --         45,698

                                                            ------   ---------   ----------
Balance at September 30, 2000                               $ (18)   $(14,246)   $ 191,354
                                                            ======   =========   ==========

See Notes to Condensed Consolidated Financial Statements



Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)                                                                         Nine Months Ended September 30,
                                                                                        2000               1999
                                                                                 --------------------------------------
Cash Flows from Operating Activities
  Net Earnings                                                                          $    18,166        $    16,273
  Gain on Sale of Deposits, Loans, Mortgage-Backed Securities, and Investments              (2,755)            (8,863)
  Amortization Net Premium, Prepaid Assets, and Negative Goodwill                             (384)              1,519
  Amortization of Restricted Stock Plan                                                        198                335
  Depreciation of Fixed Assets                                                                2,171              1,820
  Accretion of Loans and Mortgage-Backed Securities                                             565              (685)
  Provision for Loan Losses                                                                   7,317              6,870
  Origination of Loans Held for Sale Net of Principal Collected                           (227,937)          (526,496)
  Proceeds from Sale of Loans Held for Sale                                                 200,250            563,492
  Tax Benefit of Stock Option Compensation                                                      230                427
  Net Change in:
    Accrued Interest Receivable                                                             (2,982)              (376)
    Other Assets                                                                            (8,217)           (21,622)
    Accrued Interest Payable                                                                  1,926              2,179
    Other Liabilities                                                                       (2,275)              2,267
                                                                                 --------------------------------------
Net Cash Provided (Used) by Operating Activities                                           (13,727)             37,140

Cash Flows from Investing Activities
  Proceeds from Sale of Investments Available for Sale                                       22,255            142,500
  Proceeds from Sales of Mortgage-Backed Securities Available for Sale                            -             55,752
  Proceeds from Maturities of Investment Securities Available for Sale                            2              4,775
  Purchase of Investment Securities Available for Sale                                     (20,000)           (80,000)
  Purchase of Mortgage-Backed Securities Available for Sale                                       -           (86,126)
  Principal Collected and Maturities of Mortgage-Backed Securities                            4,780                769
  Originations of Loans Net of Principal Collected                                        (133,563)          (166,563)
  Proceeds from Sale of Loans                                                                41,112             40,055
  Purchase of Premises and Equipment                                                        (2,909)            (2,169)
  Cash Acquired through Somerset Merger                                                       1,561                  -
  Proceeds from Sale and Disposal of Premises and Equipment                                      10              1,621
                                                                                 --------------------------------------
Net Cash Used by Investing Activities                                                      (86,752)           (89,386)

Cash Flows from Financing Activities
  Net Change in Deposits                                                                     90,968            165,007
  Sale of Deposits                                                                                -          (112,350)
  Repayments of FHLB Advances                                                             (635,101)          (552,087)
  Borrowings of FHLB Advances                                                               630,001            596,694
  Net Change in Short Term Borrowings                                                        14,854           (20,997)
  Net Change in Advances by Borrowers for Taxes and Insurance                                12,715              2,545
  Stock Option Proceeds and Redemption of Common Stock                                          427                531
  Purchase of Treasury Stock                                                                  (283)            (5,299)
  Reissuance of Treasury Stock                                                                   46                  -
  Cash Dividends Paid                                                                       (5,301)            (4,904)
                                                                                 --------------------------------------
Net Cash Provided by Financing Activities                                                   108,326             69,140

Net Increase in Cash and Cash Equivalents                                                     7,847             16,894
Cash and Cash Equivalents at Beginning of Period                                             61,441             57,653
                                                                                 --------------------------------------
Cash and Cash Equivalents at End of Period                                              $    69,288        $    74,547
                                                                                 ======================================

Interest on Deposits, Advances, and Other Borrowings                                         68,173             53,348
Income Taxes                                                                                 13,089             12,933
Transfer from Loans to REO                                                                    6,375              7,620

See Notes to Condensed Consolidated Financial Statements


                   FIRST INDIANA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 Three and Nine Months Ended September 30, 2000
                                   (Unaudited)


Note 1  - Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements include the accounts of First Indiana Corporation and its subsidiaries ("Corporation"). The principal subsidiary of the Corporation is First Indiana Bank and its subsidiaries ("Bank"). A summary of the Corporation's significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K/A for the year ended December 31, 1999.


Note 2  - Earnings Per Share

         Basic earnings per share for 2000 and 1999 were computed by dividing net earnings by the weighted averages shares of common stock outstanding (12,611,908 and 12,509,044 for the three months ended September 30, 2000 and 1999 and 12,613,921 and 12,598,219 for the nine months ended September 30, 2000 and 1999). Diluted earnings per share for 2000 and 1999 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (12,885,559 and 12,788,964 for the three months ended September 30, 2000 and 1999 and 12,848,081 and 12,853,797 for the nine months ended September 30, 2000 and 1999). Dilution of the per-share calculation relates to stock options.

Note 3 - Allowance for Loan Losses and Real Estate Owned

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


Note 4 - Segment Reporting

         The Corporation's business units are primarily organized to operate in the banking industry, and are determined by the products and services offered. The consumer segment includes the origination, sale, servicing, and portfolio activities of both home equity and installment loans, and the residential segment encompasses the origination, sale, servicing, and portfolio of both residential first mortgage and Community Reinvestment Act loans. The business segment originates construction, commercial, and commercial real estate loans, and provides traditional cash management services to business customers. The Bank's investment portfolio management is included in the treasury segment. The retail segment includes the Bank's 23-branch network, as well as virtual banking services, which were introduced in February 1998. FirstTrust, which commenced operations in the first quarter of 1999, provides trust and advisory services to the Bank's customers. Beginning in the fourth quarter of 2000, operations from the Somerset merger will be incorporated into segment reporting. A portion of Somerset's operations will be incorporated into the current Retail and Trust segments and the remainder will be included in a new segment referred to as Somerset Financial Services. Revenues in the Corporation's segments are generated from loans, deposits, investments, servicing fees, loan sales, and trust and advisory services. There are no foreign operations.


Segment Reporting

                                     Consumer  Residential   Business    Treasury     Retail  FirstTrust
                                     -------------------------------------------------------------------
Average Segment Assets               $763,570   $ 541,549    $561,064   $ 220,830    $20,643   $904
Net Interest Income                     6,445       1,700       5,821         704      4,261    --
Non-Interest Income                     1,560       1,016       1,136        (212)     1,582    460
Intersegment Income                       586         (89)       --          --         --      --
Significant Noncash Items
  Provision for Loan Losses             1,684          47         708        --         --      --
Earnings (Loss) before Income Taxes     6,137       2,225       4,340          56      2,307    138


                                                       Intersegment   Third Quarter 2000
                                     Total Segments    Eliminations   Consolidated Totals
                                     ----------------------------------------------------
Average Segment Assets               $2,108,560         $ 3,583 (1)   $2,112,143
Net Interest Income                      18,931             930 (2)       19,861
Non-Interest Income                       5,542             361 (3)        5,903
Intersegment Income                         497            (497)(4)         --
Significant Noncash Items
  Provision for Loan Losses               2,439             --             2,439
Earnings (Loss) before Income Taxes      15,203          (4,611)(3)       10,592



                                     Consumer  Residential   Business    Treasury    Retail   FirstTrust
                                     -------------------------------------------------------------------
Average Segment Assets               $660,461   $ 506,237    $501,756    $ 183,500   $54,348   $1,103
Net Interest Income                     5,888       1,716       4,637          238     4,034    --
Non-Interest Income                     1,093        (760)        897        4,320     1,271      407
Intersegment Income                     3,224       1,583        (493)        --         276    --
Significant Noncash Items
  Provision for Loan Losses             1,808           7         135         --        --      --
Earnings (Loss) before Income Taxes     7,556         368       3,724        4,286     1,099     (148)


                                                       Intersegment   Third Quarter 1999
                                     Total Segments    Eliminations   Consolidated Totals
                                     ----------------------------------------------------
Average Segment Assets               $1,907,405         $ 11,790 (1)  $1,919,195
Net Interest Income                      16,513            1,731 (2)      18,244
Non-Interest Income                       7,228              815 (3)       8,043
Intersegment Income                       4,590           (4,590)(4)        --
Significant Noncash Items
  Provision for Loan Losses               1,950              --            1,950
Earnings (Loss) before Income Taxes      16,885           (6,354)(3)      10,531



                                     Consumer  Residential   Business    Treasury    Retail   FirstTrust
                                     -------------------------------------------------------------------
Average Segment Assets               $737,449   $ 521,527    $563,144   $ 218,228    $20,573   $ 950
Net Interest Income                    18,061       4,995      15,897       2,515     14,107    --
Non-Interest Income                     4,534       1,754       2,865        (168)     4,530   1,135
Intersegment Income                     2,869        (165)       --          --         --      --
Significant Noncash Items
  Provision for Loan Losses             5,519         157       1,641        --         --      --
Earnings (Loss) before Income Taxes    17,587       5,059      11,186       1,576      8,500      93


                                                       Intersegment        YTD 2000
                                     Total Segments    Eliminations   Consolidated Totals
                                     ----------------------------------------------------
Average Segment Assets               $2,061,871      $    54 (1)     $2,061,925
Net Interest Income                      55,575        2,808 (2)         58,383
Non-Interest Income                      14,650        1,410 (3)         16,060
Intersegment Income                       2,704       (2,704)(4)            --
Significant Noncash Items
  Provision for Loan Losses               7,317          --               7,317
Earnings (Loss) before Income Taxes      44,001      (14,339)(3)         29,662



                                     Consumer  Residential   Business    Treasury    Retail   FirstTrust
                                     -------------------------------------------------------------------
Average Segment Assets               $630,050   $ 522,606   $470,766    $ 180,232   $53,134   $987
Net Interest Income                    16,586       5,625     12,678          975    11,387    --
Non-Interest Income                     5,115         822      3,163        4,538     3,408    696
Intersegment Income                     6,163       4,719     (1,650)        --         733    --
Significant Noncash Items
  Provision for Loan Losses             5,479          50      1,341         --        --      --
Earnings (Loss) before Income Taxes    19,803       5,369      9,208        4,774     3,469   (739)


                                                       Intersegment        YTD 1999
                                     Total Segments    Eliminations   Consolidated Totals
                                     ----------------------------------------------------
Average Segment Assets               $1,857,775      $ 12,794 (1)     $1,870,569
Net Interest Income                      47,251         5,067 (2)         52,318
Non-Interest Income                      17,742         2,610 (3)         20,352
Intersegment Income                       9,965        (9,965)(4)           --
Significant Noncash Items
  Provision for Loan Losses               6,870            --              6,870
Earnings (Loss) before Income Taxes      41,884       (15,638)(3)         26,246



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

         FASB Statement No. 133 generally requires that derivatives embedded in hybrid instruments be separated from their host contracts and be accounted for separately as derivative contracts. For instruments existing at the date of adoption, Statement No. 133 provides an entity the option of not applying this provision to such hybrid instruments entered into before January 1, 1998 and not substantially modified thereafter. Consistent with the deferral of the effective date for one year, Statement No. 137 also provides an entity the option of not applying this provision to hybrid instruments entered into before January 1, 1998 or 1999 and not substantially modified thereafter. Management does not expect the adoption of the standard will have a significant impact on the financial condition or results of operations of the Corporation.

         In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125)." The statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of Statement No. 125 without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management does not expect the adoption of the standard will have a significant impact on the financial condition or results of operations of the Corporation.


Note 6 - Reclassifications

         Certain amounts in the 1999 Condensed Consolidated Financial Statements have been reclassified to conform to the 2000 presentation.

Note 7 - Business Combination

         On September 29, 2000, First Indiana acquired all of the outstanding common stock of The Somerset Group, Inc. (Somerset). Somerset, based in Indianapolis, Indiana, is a comprehensive financial services company offering a number of specialty consulting and advisory services and investment and insurance products to the general public. Somerset owned 22 percent of the outstanding common stock of First Indiana prior to the acquisition. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the financial results of Somerset have been included in First Indiana's consolidated financial statements from the September 29, 2000 acquisition date. The purchase price of $67.2 million included the redemption of
2.8 million of First Indiana's common shares held by Somerset for $49.0 million. Somerset's common shares were exchanged for a combination of 2.6 million First Indiana common shares and $17.2 million in cash. The cash portion will be paid subsequent to September 30, 2000. The excess of purchase price over the fair value of the net identifiable assets acquired of $12.4 million has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Summary of Corporation's Results

         First  Indiana   Corporation  and  subsidiaries  had  net  earnings  of
$6,470,000 for the third quarter of 2000, compared with net earnings of $6,622,000 in the third quarter of 1999. Diluted earnings per share for the three months ended September 30, 2000 were $0.50, compared with $0.52 per share for the same period one year ago. Cash dividends for the third quarter of 2000 and 1999 were $0.14 and $0.13 per share of common stock outstanding, respectively.

         For the first nine months of 2000, net earnings were $18,166,000, compared with $16,273,000 one year ago. For the nine months ended September 30, 2000, diluted earnings per share were $1.41, compared with $1.27 for the same period one year ago. Cash dividends through the first nine months of 2000 and 1999 were $0.42 and $0.39 per share of common stock outstanding, respectively.

         Annualized return on total average assets was 1.23 percent for the three months ended September 30, 2000, compared with 1.38 percent one year ago. For the nine months ended September 30, 2000, the Corporation's annualized return on total average assets was 1.17 percent, compared with 1.16 percent for the same period in 1999.

         On September 29, 2000, First Indiana acquired all of the outstanding common stock of The Somerset Group. Somerset owned 22 percent of the outstanding common stock of First Indiana prior to the acquisition. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the financial results of Somerset have been included in First Indiana's consolidated financial statements from the September 29, 2000 acquisition date. The purchase price of $67.2 million included the redemption of 2.8 million of First Indiana's common shares held by Somerset for $49.0 million. Somerset's common shares were exchanged for a combination of 2.6 million First Indiana common shares and $17.2 million in cash. The excess of purchase price over the fair value of the net identifiable assets acquired of $12.4 million has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.


Net Interest Income

         Net  interest  income  was  $19,861,000  for  the  three  months  ended
September 30, 2000, compared with $18,244,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, net interest income was $58,383,000, compared with $52,318,000 for the nine months ended September 30, 1999. In order to enhance net interest income, First Indiana has targeted the consumer, business, and construction loan portfolios for growth in 2000 while de-emphasizing residential loan originations.

         Interest income for the third quarter of 2000 was $45,042,000, compared with $37,545,000 for the three months ended September 30, 1999. Interest income for the nine months ended September 30, 2000 was $128,482,000, compared with $107,845,000 for the same period in 1999. The primary reason for the increase in interest income is growth in earning assets, primarily loans. Loans outstanding increased to $1,827,645,000 at September 30, 2000, compared with $1,642,820,000 one year earlier. At September 30, 2000, home equity loans outstanding were $750,928,000, compared with $650,865,000 at September 30, 1999, a 15 percent increase. Business loans were $295,947,000 at September 30, 2000, compared with $208,129,000 one year earlier, a 42 percent increase.

         Interest expense for the third quarter of 2000 was $25,181,000, compared with $19,301,000 for the three months ended September 30, 1999.
Interest expense for the nine months ended September 30, 2000 and 1999 was $70,099,000 and $55,527,000, respectively. The increase in interest expense is related to an increase in costs of funds, accompanied by growth in interest-bearing deposits of 15% and an increase in short-term borrowings funding loan growth.


Net Interest Margin

         The Corporation's yield on earning assets was 8.80 percent for the third quarter of 2000, compared with 8.17 percent one year ago. For the nine months ended September 30, 2000, the yield on earning assets was 8.60 percent, compared with 8.09 percent for the same period in 1999. The cost of funds was
5.66 percent during the third quarter, compared with 4.79 percent one year ago. For the nine months ended September 30, 2000, the cost of funds was 5.41 percent, compared with 4.79 percent for the same period in 1999. These changes are related to the rising interest rate environment.

         Net interest margin consists of two components: interest-rate spread and the contribution of interest-free funds (primarily capital and other non-interest-bearing liabilities). The following analysis of net interest margin reflects the Corporation's ability to generate net interest income resulting from a prudent combination of assets and liabilities.

Net Interest Margin
                                          Three Months Ended September 30,
(Dollars in Thousands)                       2000                 1999
                                       ---------------       --------------

Net Interest Income                       $    19,861          $    18,244
                                       ===============       ==============

Average Interest-Earning Assets          $  2,041,022         $  1,828,934
Average Interest-Bearing Liabilities        1,771,307            1,596,843
                                       ---------------       --------------
  Average Interest-Free Funds             $   269,715          $   232,091
                                       ===============       ==============

Yield on Interest-Earning Assets                 8.80 %               8.17 %
Cost of Interest-Bearing Liabilities             5.66                 4.79
                                       ---------------       --------------
  Interest-Rate Spread                           3.14                 3.38
Impact of Interest-Free Funds                    0.75                 0.61
                                       ---------------       --------------
  Net Interest Margin                            3.89 %               3.99 %
                                       ===============       ==============

                                         Nine Months Ended September 30,
                                             2000                 1999
                                       ------------------------------------
(Dollars in Thousands)
Net Interest Income                        $   58,383           $   52,318
                                       ===============       ==============

Average Interest-Earning Assets          $  1,994,068         $  1,780,807
Average Interest-Bearing Liabilities        1,731,073            1,550,433
                                       ---------------       --------------
  Average Interest-Free Funds             $   262,995          $   230,374
                                       ===============       ==============

Yield on Interest-Earning Assets                 8.60 %               8.09 %
Cost of Interest-Bearing Liabilities             5.41                 4.79
                                       ---------------       --------------
  Interest-Rate Spread                           3.19                 3.30
Impact of Interest-Free Funds                    0.71                 0.62
                                       ---------------       --------------
  Net Interest Margin                            3.90 %               3.92 %
                                       ===============       ==============

Non-accruing delinquent loans have been included in average interest-earning assets.

         Margin has been closely monitored throughout the industry as recent interest rate increases have put upward pressure on deposit and borrowing costs. To counteract this, the Bank has focused efforts on prime-based business and consumer lending, which helps ease the downward pressure on net interest margin. A direct result of loan growth has been favorable gains in net interest income. However, loan growth has outpaced deposit growth, causing an increase in borrowed funds.

Non-Performing Assets and Summary of Loan Loss and REO Experience

         The following table analyzes the allowance for loan losses and REO for the nine months ended September 30, 2000 and 1999.


                                                  Allowance for Loan Losses  REO Loss Allowance     Loan & REO Loss Allowance
(Dollars in Thousands)                                2000          1999       2000       1999          2000        1999
                                                  -------------------------   ------------------    -------------------------

Balance of Loss Allowance at Beginning of Year    $ 28,759       $ 25,700     $ 500      $ 500       $ 29,259    $ 26,200
Provision for Losses                                 7,317          6,870      (250)      (481)         7,067       6,389
Charge-Offs - Residential                              (48)           (22)     --          (14)           (48)        (36)
            - Consumer                              (3,394)        (4,254)      (13)       (40)        (3,407)     (4,294)
            - Construction                            (380)          (208)      (57)       (10)          (437)       (218)
            - Business                                (332)          (348)     --         --             (332)       (348)
            - Commercial Real Estate                  --             --        --          (79)          --           (79)
Recoveries  - Residential                                6           --          52         72             58          72
            - Consumer                                 512            805       204        335            716       1,140
            - Construction                              97            214        64        141            161         355
            - Business                                 131              8      --         --              131           8
            - Commercial Real Estate                  --             --        --           76           --            76
                                                  ---------      ---------    ------     ------      ---------   ---------
Balance at September 30,                          $ 32,668       $ 28,765     $ 500      $ 500       $ 33,168    $ 29,265
                                                  =========      =========    ======     ======      =========   =========

Ratio of Allowance for Loan Losses
  to Loans Receivable                                 1.79%         1.75%

Ratio of REO Loss Allowance
  to Real Estate Owned                                                        16.22%    19.08%

Ratio of Total Loans and REO Loss Allowance
  to Non-Performing Assets                                                                            123.44%     190.87%


         Non-performing assets were $26,425,000, or 1.24 percent of assets, at September 30, 2000. This compares with $19,399,000, or 0.98 percent of assets, at December 31, 1999 and $15,333,000, or 0.82 percent of assets, at September 30, 1999. This category includes non-accrual loans, real estate owned, and impaired loans on which the Bank continues to accrue interest. Since December 31, 1999, the increase in non-performing assets consists of $4,377,000 in Home Equity loans, $1,032,000 in Residential loans, $934,000 in Construction loans, and $664,000 in Land Development loans. The increase in non-performing home equity loans is due to increased defaults in loans secured by first liens. Although defaults on these loans are higher, charge-offs have not increased proportionately primarily due to the first lien position.

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

         The provision recorded for the three and nine months ended September 30, 2000 is the result of management's ongoing evaluation of the adequacy of its loan and real estate owned loss allowances and the changing composition of the Corporation's loan portfolio and REO. Management will continue to evaluate the adequacy of the provision and will adjust it, if necessary, based on the risk inherent in the portfolio.


Non-Interest Income

         Total non-interest income was $5,903,000 for the three months ended September 30, 2000, compared with $8,043,000 for the same period in 1999. For the nine months ended September 30, 2000 and 1999, total non-interest income was $16,060,000 and $20,352,000, respectively. The decrease in non-interest income was primarily due to a gain of $7,590,000 from the sale of the Evansville division deposits during the third quarter of 1999.

         The gain on sale of loans of $600,000 and $2,923,000 for the three and nine month periods ended September 30, 2000 consists primarily of gains on the sale of fixed-rate home equity loans, partially offset by losses on the sale of residential mortgage loans. The gain on sale of loans for the three and nine month periods ended September 30, 1999 was $441,000 and $5,009,000. Consumer loan sales for the nine months ended September 30, 2000 were $188,403,000, compared with $207,649,000 for the same period in 1999. A national network of agents, coupled with a call center, has allowed the Bank to aggressively pursue originations of home equity products with loan-to-value ratios of greater than 80 percent. The Bank processes and underwrites these loans and subsequently sells them into the secondary market. In some cases, the Bank retains the servicing rights on the home equity loan sales. Residential loan sales for the nine months ended September 30, 2000 were $50,036,000, compared with
$389,980,000 for the same period in 1999. This decrease in residential loan sales is consistent with the Bank's strategy related to de-emphasizing the residential mortgage business, which resulted in fewer residential loan originations.

         Loan fees are down $512,000 for the nine months ended September 30, 2000 compared to the same period last year. As planned, originations of residential construction and permanent mortgage loans are down from the same period last year, resulting in the reduction of loan fees.

         The consumer loan servicing portfolio was $336,559,000 at September 30, 2000, compared with $209,089,000 at September 30, 1999. The Corporation's residential loan servicing portfolio amounted to $804,279,000 at September 30, 2000, compared with $853,139,000 at September 30, 1999.

         Loan and deposit charges increased $368,000 and $1,182,000 for the three and nine months ended September 30, 2000 compared with the same periods last year, primarily as a result of the Bank's successful promotional campaigns to acquire new checking accounts.

         During the third quarter of 2000, the Bank recognized $1,197,000 on the sale of loan servicing rights, compared to $905,000 from a first quarter 1999 sale.

Non-Interest Expense

         Total non-interest expense was $12,733,000 for the three months ended September 30, 2000, compared with $13,806,000 for the same period in 1999. Non-interest expense for the nine months ended September 30, 2000 and 1999 was $37,464,000 and $39,554,000, respectively. Salaries and benefits decreased $304,000 and $860,000 during the three and nine months ended September 30, 2000 compared to 1999. Occupancy expenses decreased $34,000 and $250,000 for the three and nine months when compared with 1999. The decreases in both of these categories are primarily due to the reduction in mortgage originations and the sale of the Evansville division in the third quarter of 1999.

         Deposit insurance premiums for the three and nine months ended September 30, 2000 were $69,000 and $202,000, compared to $186,000 and $544,000 for the same periods in 1999. These reductions are due to a reduction in premiums to realign thrift deposit insurance with that of banks.


Capital Resources and Liquidity

         At September 30, 2000, shareholders' equity was $191,354,000, or 9.00 percent of total assets, compared with $177,103,000, or 8.95 percent, at December 31, 1999 and $172,898,000, or 9.20 percent, at September 30, 1999.

         The Corporation paid a quarterly dividend of $0.14 per common share on September 19, 2000 to shareholders of record as of September 6, 2000. This reflects a 7.7% increase from a quarterly dividend of $0.13 per share in 1999. For the nine months ended September 30, 2000, the Corporation has paid $0.42 per share in dividends, compared to $0.39 for the same period in 1999.

         The following table shows First Indiana Bank's strong capital levels and compliance with all capital requirements at September 30, 2000. First Indiana Bank is classified as "well-capitalized" under the OTS regulatory framework for prompt corrective action, its highest classification. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, tier one risk-based and tier one leverage ratios as set forth in the following table. This table reflects categories of assets includable under OTS regulations. There are no conditions or events since the date of classification that management believes have changed the Bank's category from well-capitalized.


Capital Requirements
                                                                                                To be Well
                                                                                          Capitalized under OTS
                                   September 30, 2000          For FDICIA Capital           Prompt Corrective
(Dollars in Thousands)                   Actual                 Adequacy Purposes           Action Provisions
                                    Amount      Ratio           Amount      Ratio           Amount      Ratio
                                 -----------------------      ----------------------      -----------------------
First Indiana Bank Capital           $170,482
Tangible Capital (1)                  167,498      7.96 %        $ 31,565      1.50 %         n/a         n/a
Core (Tier One) Capital               167,498      7.96            84,174      4.00          $105,218       5.00 %
Tier One Risk-Based Capital           167,498      9.58           n/a        n/a              104,952       6.00
Total Risk-Based Capital (2)          187,899     10.74           139,936      8.00           174,919      10.00


(1) First Indiana Bank capital differs from tangible capital by the FAS115 equity securities adjustment of ($17) and a goodwill adjustment of $3,001.

(2) Risk-based capital includes a $21,998 addition for general loan loss reserves and a $1,597 deduction for land loans with loan-to-value ratios in excess of 80 percent.

         The Corporation conducts its business through its subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation's two significant assets are its investment in the Bank and its investment in Somerset Financial Services.

         Regulations require the director of the OTS to set minimum liquidity levels between four and 10 percent of assets. The requirement is currently set at four percent. The Corporation's average liquidity ratio for the third quarter of 2000 was 5.40 percent.


Financial Condition

     Total assets at September 30, 2000, were $2,125,859,000, an increase of $146,085,000 from $1,979,774,000 at December 31, 1999.

         Net loans receivable at September 30, 2000, were $1,794,977,000, compared with $1,673,422,000 at December 31, 1999. The predominant growth in loans occurred in the targeted portfolios of business and consumer, both of which increased from year-end 1999.

         Total deposits were $1,403,083,000 at September 30, 2000, compared with $1,312,115,000 at December 31, 1999. This increase is primarily due to an increase in the insured indexed money market savings products introduced in December 1999 and 24-month and jumbo certificates of deposit, partially offset by reductions in the balance of savings deposits. Non-interest-bearing deposits consist of retail and commercial checking accounts, as well as official checking accounts. Commercial checking accounts are expected to become a more significant source of funds. Official checking accounts at September 30, 2000 and December 31, 1999 were $24,925,000 and $26,111,000, respectively.

         Federal Home Loan Bank advances totaled $361,754,000 at September 30, 2000, compared with $366,854,000 at December 31, 1999. The Corporation also uses short-term repurchase agreements as sources of funds. Borrowings will continue to be used in the short run to compensate for periodic or other reductions in deposits or inflows at less than projected levels, and long-term to support lending activities.


Interest-Rate Sensitivity

         First Indiana engages in rigorous, formal asset/liability management, the objectives of which are to manage interest-rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. At September 30, 2000, the Corporation's cumulative one-year interest-rate gap stood at a negative 0.01 percent.


         The following schedule analyzes the difference in rate-sensitive assets and liabilities or gap at September 30, 2000 and December 31, 1999.

                                                            Rate Sensitivity by Period of Maturity or Rate Change
                                                                             September 30, 2000

                                                                                             Over 180    Over One
                                                                     Percent    Within 180    Days to     Year to    Over Five
(Dollars in Thousands)                          Rate      Balance     of Total     Days      One Year   Five Years     Years
                                              ----------------------------------------------------------------------------------
Interest-Earning Assets
  Investments
    Investment Securities and Other              7.24%   $   157,193      7.72%  $   69,212   $       -   $  66,390  $   21,591
    Mortgage-Backed Securities                   6.97%        50,145      2.46%       4,440       4,212      27,228      14,265
  Loans Receivable (1)
    Residential Mortgage Loans                   7.42%       509,686     25.05%     106,563      64,438     271,221      67,464
    Commercial Real Estate & Land Development    9.93%        46,890      2.30%      18,890       3,237      17,955       6,808
    Business Loans                               9.52%       295,947     14.54%     216,626       7,615      56,579      15,127
    Consumer Loans                               9.77%       762,421     37.48%     307,524      40,241     226,739     187,917
    Residential Construction Loans               9.54%       212,701     10.45%     193,610       9,862       9,229         -
                                              ---------------------------------------------------------------------------------
Total Interest-Earning Assets                    8.76%   $ 2,034,983    100.00%     916,865     129,605     675,341     313,172
                                              ==================================

Interest-Bearing Liabilities
  Deposits
    Demand Deposits (2)                          1.58%   $   111,515      6.32%      19,198           -           -      92,317
    Passbook Deposits (3)                        1.94%        36,862      2.09%       1,769         907       7,258      26,928
    Money Market Savings                         5.00%       338,463     19.19%     338,463           -           -           -
    Jumbo Certificates                           6.58%       332,683     18.86%      91,383      49,667     191,633           -
    Fixed-Rate Certificates                      6.07%       469,017     26.59%     118,983     122,726     227,308           -
                                              ---------------------------------------------------------------------------------
  Total Deposits                                 5.39%     1,288,540     73.05%     569,796     173,300     426,199     119,245

  Borrowings
    FHLB Advances                                6.31%       361,754     20.51%     190,000           -     165,000       6,754
    Short-Term Borrowings                        6.07%       113,608      6.44%     113,608           -           -           -
                                              ---------------------------------------------------------------------------------
Total Interest-Bearing Liabilities               5.62%     1,763,902    100.00%     873,404     173,300     591,199     125,999
                                              =========              ===========

Net - Other (4)                                              271,081                                                    271,081

                                                       --------------           ------------------------------------------------
Total                                                    $ 2,034,983                873,404     173,300     591,199     397,080
                                                       ==============

                                                                                ------------------------------------------------
Rate Sensitivity Gap                                                             $   43,461  $ (43,695)   $  84,142  $ (83,908)
                                                                                ================================================

September 30, 2000 Cumulative Rate                                               $   43,461  $    (234)   $  83,908
  Sensitivity GAP                                                               ====================================

Percent of Total Interest-Earning Assets                                              2.14%     (0.01%)       4.12%
                                                                                ====================================

December 31, 1999 Cumulative Rate                                                $ (101,665) $ (162,521)  $ 184,713
  Sensitivity GAP                                                               ====================================

Percent of Total Interest-Earning Assets                                             (5.32%)     (8.50%)       9.67%
                                                                                ====================================


  (1) The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayment adjusted for estimated prepayments. For adjustable-rate loans, interest rates adjust at intervals of six months to five years. Included in Consumer Loans are $63,781 of Home Equity Loans Held for Sale. Included in Residential Loans are $440 of Residential Loans Held for Sale.
  (2) These deposits have been included in the Over Five Years category to reflect management's assumption that these accounts are not rate-sensitive. This assumption is based upon historic trends of these deposits through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits. Included in this category are NOW and money market checking deposits. The rate represents a blended rate on all deposit types in the category.
  (3) A portion of these deposits have been included in the Over Five Years category to reflect management's assumption that these accounts are not rate-sensitive. This assumption is based upon the historic minimal decay rates on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits.
  (4) Net - Other is the excess of other non-interest-bearing liabilities and capital over other non-interest-bearing assets.

Disclosures About Market Risk

         The Corporation's success is largely dependent upon its ability to manage interest-rate risk, which is defined as the exposure of the Corporation's net interest income and net earnings to changes in interest rates. The Bank's Asset/Liability Committee ("ALCO") is responsible for managing interest-rate risk and the Corporation has established acceptable limits for interest-rate exposure, which are reviewed on a monthly basis. The Bank uses a model which measures interest-rate sensitivity to determine the impact on net earnings of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities, and renewal rates on certificates of deposits, estimated borrowing needs, anticipated loan loss provision, projected secondary marketing gains and losses, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest-rate sensitive instruments which are held to maturity or available for sale. The Bank has no trading assets. Based on the information and assumptions in effect at September 30, 2000, management believes that a 100 basis point increase in interest rates would result in a 1.6 percent decrease in annual net interest income. A 100 basis point decrease in interest rates would result in a 3.0 percent decrease in annual net interest income. Because of the numerous assumptions used in the computation of interest-rate sensitivity, and the fact that the model does not assume any actions the ALCO could take in response to the change in interest rates, the results should not be relied upon as indicative of actual results.

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

Items 1, 2 , and 3 are not applicable.

Item 4.           Submission of Matters to Vote of Security Holders.

                  At a Special Meeting of Stockholders of First Indiana Corporation held on September 26, 2000, stockholders voted on the proposal to approve the merger of The Somerset Group, Inc., an Indiana corporation and the owner of approximately 22% of the outstanding common stock of First Indiana Corporation, with and into First Indiana Corporation and to approve the Agreement and Plan of Reorganization by and between First Indiana and Somerset dated as of April 19, 2000.

                         Votes For           Votes Against       Votes Withheld
                  --------------------- ----------------------- ----------------
                       8,365,532.836           115,030.68           18,783.06

Item 5. Statements contained in this presentation that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) which involve significant risks and uncertainties. The Corporation intends such forward-looking statements to be covered in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe-harbor provisions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and involves a number of risks and uncertainties. In particular, among the factors that could cause actual results to differ materially are general business and economic conditions, competitive and regulatory factors, credit risks of lending activities, and interest rates. The fact that there are various risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Corporation undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 6.        Exhibits and reports on Form 8-K

               (a)    Exhibits - Financial Data Schedule

               (b) Reports on Form 8-K - No Forms 8-K were filed during the three months ended September 30, 2000.

               (c) On October 4, 2000, a Form 8-K was filed related to the Somerset Merger.

                  Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            First Indiana Corporation




November 10, 2000                    /s/  Owen B. Melton, Jr.
                                     ------------------------------------------
                                     Owen B. Melton, Jr.
                                     President




November 10, 2000                    /s/  William J. Brunner
                                     ------------------------------------------
                                     William J. Brunner
                                     Vice President and Treasurer