Form 10-K
period 2000-12-31
FIRST INDIANA CORP
filed 2001-03-12
CIK 789670

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

 (Mark
  One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the Transition period from ______ to ______

                          Commission File No. 0-14354

                          FIRST INDIANA CORPORATION
            (Exact name of registrant as specified in its charter)

               Indiana                              35-1692825
       (State of Incorporation)         (IRS Employer Identification No.)

       135 N. Pennsylvania St.
        Indianapolis, Indiana                         46204
   (Address of principal executive                  (Zip Code)
               offices)

              Registrant's telephone number, including area code:
                                (317) 269-1200

          Securities Registered Pursuant to Section 12(b) of the Act:
                                     NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                                                         Name of Each Exchange
    Title of Each Class                                   on Which Registered
    -------------------                                  ---------------------
Common Stock, $.01 par value                                    NASDAQ

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   State the aggregate market value of the voting stock held by non-affiliates of the registrant: $210,425,000 as of February 16, 2001.

   On February 16, 2001, the registrant had 12,485,700 shares of common stock outstanding, $0.01 par value.

   Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2001 Annual Meeting of Shareholders (Part III).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           FIRST INDIANA CORPORATION

                                   Form 10-K

                               Table of Contents

                                                                            Page
                                                                            ----
 Part I...................................................................    3
          Financial Review...............................................     3
          Five-Year Summary of Financial Information.....................     3
          Overview.......................................................     4
          Statement of Earnings Analysis.................................     5
          Financial Condition............................................     9
          Asset Quality..................................................    15
          Asset/Liability Management and Market Risk.....................    20
          Impact of Accounting Standards Not Yet Adopted.................    23
          Fourth Quarter Summary.........................................    24
          Consolidated Financial Statements..............................    26
          Independent Auditors' Report...................................    51
          Statement of Management Responsibility.........................    52
 Item 1.  Business.......................................................    53
 Item 2.  Properties.....................................................    60
 Item 3.  Legal Proceedings..............................................    60
 Item 4.  Submission of Matters to a Vote of Security Holders............    60

 Part II..................................................................   61
 Item 5.  Market for Registrant's Common Equity and Related Shareholder
          Matters........................................................    61
 Item 6.  Selected Financial Data........................................    61
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    61
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....    61
 Item 8.  Financial Statements and Supplementary Data....................    61
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    61

 Part III.................................................................   62
 Item 10. Directors and Executive Officers of the Registrant.............    62
 Item 11. Executive Compensation.........................................    63
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    63
 Item 13. Certain Relationships and Related Transactions.................    63

 Part IV..................................................................   64
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ...............................................................    64
 Exhibit Index............................................................   65
 Signatures...............................................................   67

   Statements contained in this Annual Report on Form 10-K that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) which involve significant risks and uncertainties. First Indiana intends such forward-looking statements to be covered by the safe-harbor provisions in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe-harbor provisions. First Indiana's ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and involves a number of risks and uncertainties. In particular, among the factors that could cause actual results to differ materially are changes in interest rates, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets in general or the loan market in particular, changes in the real estate market, statutory or regulatory changes, or unanticipated results in pending legal proceedings. The fact that there are various risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

                                FINANCIAL REVIEW

Five-Year Summary of Selected Financial Data

(Dollars in Thousands,       2000        1999        1998        1997        1996
Except Per Share Data)    ----------  ----------  ----------  ----------  ----------
Year End Balance Sheet
 Data
Total Assets............  $2,085,948  $1,979,774  $1,795,990  $1,613,405  $1,496,421
Securities Available for
 Sale...................     158,784     157,903     142,971     149,679     143,307
Loans--Net..............   1,750,848   1,673,422   1,518,543   1,348,529   1,215,550
Deposits................   1,399,983   1,312,115   1,227,918   1,107,555   1,095,486
Short-Term Borrowings...     117,725      98,754      54,219      75,751      30,055
Federal Home Loan Bank
 Advances...............     336,754     366,854     327,247     257,458     215,466
Shareholders' Equity....     198,812     177,103     165,970     153,036     138,658
Selected Operations Data
Interest Income.........  $  172,810  $  146,426  $  136,931  $  128,385  $  126,501
Interest Expense........      95,042      75,575      73,080      64,351      63,785
Provision for Losses on
 Loans..................       9,756       9,410       9,780      10,700      10,794
Net Earnings............      24,817      22,733      19,147      17,744      13,704
Basic Earnings Per
 Common Share...........        1.97        1.81        1.50        1.40        1.10
Diluted Earnings Per
 Common Share...........        1.94        1.77        1.44        1.36        1.06
Dividends Declared Per
 Common Share...........        0.56        0.52        0.48        0.40        0.38
Selected Ratios
Net Interest Margin.....        3.90%       3.92%       3.88%       4.39%       4.40%
Return on Average Total
 Assets.................        1.20        1.20        1.12        1.17        0.92
Return on Average
 Shareholders' Equity...       13.28       13.37       11.96       12.16       10.15
Average Shareholders'
 Equity to Average Total
 Assets.................        9.04        9.00        9.33        9.66        9.09
Dividend Payout Ratio...       28.43       28.73       32.00       28.57       34.55

                                    OVERVIEW

   First Indiana Corporation ("First Indiana" or the "Corporation") posted another year of record earnings in 2000. Net earnings were $24,817,000, or $1.94 per diluted share, for the year ended December 31, 2000. This represents a 9.2 percent increase over 1999 earnings of $22,733,000, or $1.77 per diluted share. Earnings for 1999 include the effect of the sale of deposits of First Indiana's five Evansville-area branches and its exit from the mortgage banking business. These two events increased revenue by $7,590,000 and expenses by $6,002,000, adding $0.08 per diluted share to 1999 earnings. Earnings for the year ended December 31, 1998 were $19,147,000, or $1.44 per diluted share.

   Reflecting confidence in the continued earnings potential of the Corporation, the Board of Directors authorized a 14.3 percent increase in the Corporation's quarterly cash dividend to $0.16 per share from $0.14 per share, beginning with the first quarterly dividend payment on March 15, 2001. Annual dividends per common share were $0.56 in 2000, $0.52 in 1999, and $0.48 in 1998.

   On September 29, 2000, the Corporation completed its merger with The Somerset Group, Inc. ("Somerset Group") and its Somerset Financial Services division ("Somerset"). Somerset is a comprehensive financial services company offering businesses and their owners a wide variety of financial services, including tax planning and preparation, accounting services, retirement and estate planning, and investment and wealth management. Somerset also has an extensive consulting practice spanning construction services, health care, entrepreneurial activities, real estate, information technology, and risk management.

   The merger of First Indiana and Somerset greatly expands the financial services options for clients of both companies. In addition to traditional banking products, First Indiana's clients will have access to advisers who can recommend comprehensive solutions for making their business more successful. Somerset's clients will be able to draw from the expertise of seasoned bankers who can advise them on the right combination of financial services products.

   The merger of these two affiliated companies will enable the Corporation to capitalize on revenue enhancement opportunities existing between the businesses of First Indiana Bank ("Bank") and Somerset, thereby expanding and diversifying the Corporation's income. Although the merger has not yet contributed significantly to First Indiana's earnings, this merger complements the overall strategy of transforming the Bank from a traditional thrift institution to a more comprehensive financial services provider. In addition, the extensive nature of Somerset's services gives the Corporation a competitive advantage in its markets by broadening the array of financial solutions that both the Bank and Somerset can offer their clients.

   In the fourth quarter of 2000, the Board of Directors of the Corporation authorized management to file an application with the Office of the Comptroller of the Currency to charter a national bank. The new bank will be named First Indiana Bank, N.A., and will assume most of the assets and liabilities of the Corporation's existing subsidiary thrift institution. Once the charter is approved, First Indiana will conduct its banking operations primarily through the new national bank. Management filed the application in December 2000 and expects regulatory approval in the first half of 2001. Approval of First Indiana Corporation's shareholders will not be required, and no reduction in employees will occur as a result of the new charter.

   First Indiana's total assets increased 5.4 percent to $2,085,948,000 at year-end, compared with $1,979,774,000 at December 31, 1999. Shareholders' equity increased to $198,812,000 at December 31, 2000, a 12.3 percent increase over the December 31, 1999 level of $177,103,000. The tangible and core capital of the Bank at December 31, 2000 was $173,075,000, or 8.38 percent of assets, which exceeded regulatory minimum requirements. Average shareholders' equity to average assets equaled 9.04 percent and 9.00 percent for 2000 and 1999. Return on average equity for 2000 was 13.28 percent, compared with 13.37 percent in 1999 and 11.96 percent in 1998.

   First Indiana Corporation is a non-diversified, unitary savings and loan holding company. First Indiana Bank is a federally chartered stock savings bank insured by the Federal Deposit Insurance Corporation. The Corporation is the largest publicly traded bank or thrift holding company based in Indianapolis.

                         STATEMENT OF EARNINGS ANALYSIS

Net Interest Income

   Net interest income is the most critical component of First Indiana's net earnings. It is affected by both the volume and interest rate of interest-earning assets and interest-bearing liabilities.

   Net interest income was $77,768,000 in 2000, compared with $70,851,000 in 1999 and $63,851,000 in 1998. The 9.8 percent increase in 2000 is primarily due to growth in earning assets, driven by business and home equity loan growth, partially offset by a decline in residential loans. Growth in earning assets was funded by increased deposits and borrowed funds.

   First Indiana's net interest margin is the clearest indicator of its ability to generate core earnings. Net interest margin remained relatively flat for 2000 at 3.90 percent, compared to 3.92 percent in 1999 and 3.88 percent in 1998. This net interest margin was maintained despite upward pressure on deposit costs and the effect of partially funding the Somerset Group merger with cash.

   Net interest margin consists of two components: interest-rate spread and the contribution of interest-free funds (primarily shareholders' equity and other non-interest-bearing liabilities). Interest-rate spread is the difference between the yield on total earning assets and the cost of total interest-bearing liabilities. First Indiana's average interest-rate spread for the year ended December 31, 2000 was 3.18 percent, compared with 3.28 percent in 1999 and 3.16 percent in 1998.

   The contribution of interest-free funds to First Indiana's net interest margin varies depending on the level of capital and use of interest-free liabilities. Average interest-free funds provided an additional 72 basis points to the margin in 2000, compared with 64 basis points in 1999 and 72 basis points in 1998.

Net Interest Margin

                                                 2000                       1999                       1998
                                      -------------------------- -------------------------- --------------------------
                                       Average            Yield/  Average            Yield/  Average            Yield/
                                       Balance   Interest  Rate   Balance   Interest  Rate   Balance   Interest  Rate
(Dollars in Thousands)                ---------- -------- ------ ---------- -------- ------ ---------- -------- ------
Assets
 Federal Funds Sold.................  $   12,432 $    786  6.32% $    8,572 $    411  4.79% $    9,469 $    521  5.50%
 Securities Available for Sale......     153,678   10,401  6.77     153,706    9,502  6.18     157,202    9,530  6.06
 Federal Home Loan Bank Stock.......      21,591    1,746  8.09      17,977    1,476  8.21      14,171    1,097  7.74
 Loans (1)..........................   1,807,208  159,877  8.85   1,625,666  135,037  8.31   1,465,288  125,783  8.58
                                      ---------- --------        ---------- --------        ---------- --------
 Total Earning Assets...............   1,994,909  172,810  8.66   1,805,921  146,426  8.11   1,646,130  136,931  8.32
 Other Assets.......................      72,604                     82,917                     68,885
                                      ----------                 ----------                 ----------
Total Assets........................  $2,067,513                 $1,888,838                 $1,715,015
                                      ==========                 ==========                 ==========
Liabilities and Shareholders' Equity
 Deposits--Interest-Bearing
  Demand Deposits...................  $  118,641 $  1,830  1.54% $  123,118 $  2,338  1.90% $  113,710 $  2,941  2.59%
  Savings Deposits..................     363,643   16,466  4.53     375,684   15,418  4.10     330,917   15,225  4.60
  Certificates of Deposit $100,000
   or Greater.......................     334,086   21,654  6.48     235,320   13,208  5.61     184,332   10,771  5.84
  Other Certificates of Deposit.....     437,277   25,303  5.79     446,610   23,509  5.26     464,839   25,998  5.59
                                      ---------- --------        ---------- --------        ---------- --------
 Total Interest-Bearing Deposits....   1,253,647   65,253  5.21   1,180,732   54,473  4.61   1,093,798   54,935  5.02
 Short-Term Borrowings..............     107,849    6,384  5.92      56,348    2,793  4.96      52,922    2,797  5.29
 Federal Home Loan Bank Advances....     370,763   23,405  6.31     328,470   18,309  5.57     270,491   15,348  5.67
                                      ---------- --------        ---------- --------        ---------- --------
 Total Interest-Bearing Liabilities.   1,732,259   95,042  5.48   1,565,550   75,575  4.83   1,417,211   73,080  5.16
 Other Liabilities..................     148,316                    153,249                    137,737
 Shareholders' Equity...............     186,938                    170,039                    160,067
                                      ----------                 ----------                 ----------
Total Liabilities and Shareholders'
 Equity.............................  $2,067,513                 $1,888,838                 $1,715,015
                                      ========== --------        ========== --------        ========== --------
Net Interest Income/Spread..........             $ 77,768  3.18%            $ 70,851  3.28%            $ 63,851  3.16%
                                                 ========  ====             ========  ====             ========  ====
Net Interest Margin.................                       3.90%                      3.92%                      3.88%
                                                           ====                       ====                       ====

--------
(1) Included in loans are loans held for sale totaling $49.2 million, $32.6 million, and $98.6 million in 2000, 1999, and 1998, and non-accrual loans.

   The following table shows the impact on net interest income of changes in interest rates and volume of the Corporation's assets and liabilities. The change in interest not due solely to rate or volume has been allocated in proportion to the absolute dollar amounts of the change in each.

                             2000 Compared with
                                    1999             1999 Compared with 1998
                           ------------------------  -------------------------
                              Increase                   Increase
                             (Decrease)                 (Decrease)
                           Due to Change              Due to Change
                                 in                        in
                           ---------------    Net    ----------------    Net
                            Rate   Volume   Change    Rate    Volume   Change
(Dollars in Thousands)     ------  -------  -------  -------  -------  -------
Interest Income
  Federal Funds Sold...... $  131  $   244  $   375  $   (67) $   (43) $  (110)
  Investment Securities...    901       (2)     899      188     (216)     (28)
  Federal Home Loan Bank
   Stock..................    (22)     292      270       67      312      379
  Loans...................  8,780   16,060   24,840   (4,068)  13,322    9,254
                           ------  -------  -------  -------  -------  -------
                            9,790   16,594   26,384   (3,880)  13,375    9,495
                           ------  -------  -------  -------  -------  -------
Interest Expense
  Deposits
    Demand Deposits.......   (439)     (69)    (508)    (782)     179     (603)
    Savings Deposits......  1,593     (545)   1,048   (1,644)   1,837      193
    Certificates of
     Deposit of $100,000
     or Greater...........  2,044    6,402    8,446     (425)   2,862    2,437
    Other Certificates of
     Deposit..............  2,334     (540)   1,794   (1,529)    (960)  (2,489)
  Short-Term Borrowings...    542    3,049    3,591     (174)     170       (4)
  Federal Home Loan Bank
   Advances...............  2,426    2,670    5,096     (271)   3,232    2,961
                           ------  -------  -------  -------  -------  -------
                            8,500   10,967   19,467   (4,825)   7,320    2,495
                           ------  -------  -------  -------  -------  -------
Net Interest Income....... $1,290  $ 5,627  $ 6,917  $   945  $ 6,055  $ 7,000
                           ======  =======  =======  =======  =======  =======

Non-Interest Income

   The following table shows First Indiana's non-interest income for the past three years.

                                          Years Ended December 31
                          --------------------------------------------------------------
                                      Increase                    Increase
                                     (Decrease)                  (Decrease)
                                   ----------------            ----------------
                           2000    Amount   Percent    1999    Amount   Percent   1998
(Dollars in Thousands)    -------  -------  -------   -------  -------  -------  -------
Loan and Deposit
 Charges................  $ 7,547  $ 1,486    24.5%   $ 6,061  $ 1,954    47.6%  $ 4,107
Loan Servicing Income...    1,259       39     3.2      1,220     (415)  (25.4)    1,635
Loan Fees...............    3,367     (259)   (7.1)     3,626      534    17.3     3,092
Trust Fees..............    1,727      647    59.9      1,080    1,080   100.0       --
Other Financial Services
 Fees...................    2,052    2,052   100.0        --       --      --        --
Insurance Commissions...      551      443   410.2        108       29    36.7        79
Sale of Loans...........    5,046   (2,371)  (32.0)     7,417   (2,001)  (21.2)    9,418
Sale of Loan Servicing..    1,251      346    38.2        905      905   100.0       --
Sale of Investment
 Securities.............     (168)   2,847    94.4     (3,015)  (3,778) (495.2)      763
Sale of Deposits........      --    (7,590) (100.0)     7,590    7,590   100.0       --
Other...................    3,006    1,040    52.9      1,966   (1,616)  (45.1)    3,582
                          -------  -------            -------  -------           -------
                          $25,638  $(1,320)   (4.9)%  $26,958  $ 4,282    18.9%  $22,676
                          =======  =======            =======  =======           =======

   Non-interest income was $25,638,000 in 2000, compared with $26,958,000 in 1999 and $22,676,000 in 1998. Loan and deposit charges grew substantially as a benefit of a significant increase in the number of consumer and business checking accounts during 2000. This growth was due to marketing efforts and the fallout of mergers between other banks in the market. After a successful start in 1998, FirstTrust Indiana, the Bank's investment advisory and trust division, completed its second full year of operations. FirstTrust's fees increased from $1,080,000 in 1999 to $1,727,000 in 2000, a 59.9 percent increase. The late third quarter 2000 merger with Somerset Group provided a new source of fee income. The Somerset Group companies contributed an additional $2,492,000 in fees during the fourth quarter. Loan sales in 2000 totaled $358,244,000 in 2000, compared to $707,952,000 in 1999. Gain on sale of these loans was $5,046,000 in 2000, compared to $7,417,000 in 1999. Non-interest income in 1999 includes a $7,590,000 gain on the sale of Evansville branches and deposits recognized in the third quarter of 1999. At the same time, the Bank elected to sell certain loans and investment securities available for sale, which resulted in a $4,353,000 loss.

Non-Interest Expense

   The following table shows First Indiana's non-interest expense for the past three years.

                                        Years Ended December 31
                         ----------------------------------------------------------
                                      Increase
                                     (Decrease)          Increase (Decrease)
                                   ---------------       ------------------
                           2000    Amount  Percent  1999    Amount  Percent  1998
(Dollars in Thousands)   --------  ------  ------- -------  ------  ------- -------
Salaries and Benefits... $ 29,117  $  965    3.4%  $28,152  $5,451    24.0% $22,701
Net Occupancy...........    2,904     (38)  (1.3)    2,942      49     1.7    2,893
Equipment...............    6,104     279    4.8     5,825     783    15.5    5,042
Professional Services...    3,137     (20)  (0.6)    3,157     850    36.8    2,307
Marketing...............    2,900     482   19.9     2,418     231    10.6    2,187
Office Supplies and
 Postage................    1,852    (207) (10.1)    2,059      27     1.3    2,032
Goodwill Amortization...      279     208  293.0        71     --      --        71
Real Estate Owned
 Operations--Net........      716     179   33.3       537    (321)  (37.4)     858
Deposit Insurance.......      271    (441) (61.9)      712      21     3.0      691
Other...................    6,448     (25)  (0.4)    6,473    (501)   (7.2)   6,974
                         --------  ------          -------  ------          -------
                         $ 53,728  $1,382    2.6%  $52,346  $6,590    14.4% $45,756
                         ========  ======          =======  ======          =======
Full Time Equivalent
 Staff at Year-End......      648                      561                      710
Efficiency Ratio........    51.96%                   53.52%                   52.88%

   Non-interest expense in 2000 was $53,728,000, an increase of 2.6 percent over $52,346,000 in 1999. Non-interest expense in 1998 totaled $45,756,000. In the fourth quarter of 2000, approximately $2,500,000 of non-interest expense was added as a result of the addition of the Somerset Group operations. The year-to-year comparison is also affected by the recognition of $1,581,000 in expenses, primarily severance packages, due to the Bank's exit from the mortgage banking business and the sale of the Evansville branches and deposits in the third quarter of 1999. The exit from these businesses contributed to a lower non-interest expense base beginning in the fourth quarter of 1999. First Indiana has redirected its resources to other more profitable lines of business, as evidenced by its growth in commercial and consumer lending and the expansion into new financial services through its merger with Somerset Group.

Income Tax Expense

   The following table shows the Corporation's income before income taxes, as well as applicable income taxes and effective tax rates for each of the past three years.

                                                       2000     1999     1998
      (Dollars in Thousands)                          -------  -------  -------
      Income Before Income Taxes..................... $39,922  $36,053  $30,991
      Income Taxes...................................  15,105   13,320   11,844
      Effective Tax Rate.............................    37.8%    36.9%    38.2%

   The decrease in the effective tax rate in 2000 and 1999 relative to 1998 is primarily attributable to a reduction in state income taxes. The Indiana financial institutions tax was revised in 1999 to create a more favorable taxing environment for resident financial institutions in the State of Indiana. Negative goodwill further reduced the effective rate over the period, although acquisition of goodwill in the merger with Somerset Group diminished some of that benefit in 2000. Additionally, investment in tax-exempt income and tax credits provided additional reductions to the effective rate over the period.

   More data on income taxes can be found in Note 10 of the Notes to Consolidated Financial Statements.

                              FINANCIAL CONDITION

   First Indiana's total assets at December 31, 2000 were $2,085,948,000, an increase of $106,174,000 from $1,979,774,000 at December 31, 1999.

   Loans receivable at December 31, 2000 were $1,784,426,000, compared with $1,702,181,000 at December 31, 1999. The predominant growth in loans occurred in the targeted business and consumer portfolios, both of which increased from year-end 1999. The composition of the Bank's loan portfolio continued to change in 2000 as the Bank added higher-yielding loans to the balance sheet through the origination of home equity and business loans.

   Consumer loans outstanding were $748,289,000 at the end of 2000, compared with $675,761,000 one year earlier, a 10.7 percent increase. Business loans outstanding increased 32.6 percent to $312,757,000, compared with $235,941,000 at the end of 1999. Residential loans outstanding amounted to $466,077,000 at December 31, 2000, compared with $481,034,000 in 1999.

   To fund asset growth, First Indiana continued to market and attract lower cost demand and savings deposits in 2000. Commercial checking balances grew $18,607,000, or 28.9 percent, during 2000 as a result of enhanced sales and marketing. Commercial checking accounts are expected to become a more significant source of funds in the future. In addition, the Bank continues to use traditional passbook savings, statement savings, market indexed savings, borrowed funds, and jumbo certificates of deposit for funding. Total deposits were $1,399,983,000 at December 31, 2000, compared with $1,312,115,000 at
December 31, 1999, a 6.7 percent increase.

   Federal Home Loan Bank advances totaled $336,754,000 at December 31, 2000 and $366,854,000 at December 31, 1999. First Indiana also uses short-term repurchase agreements as sources of funds. Borrowings will continue to be used in the short run to compensate for periodic or other reductions in deposits and in the long-term to support lending activities.

Loans

   General. First Indiana Bank has a substantial market presence in commercial lending, consumer lending (primarily home equity loans originated both on a direct and indirect basis), and single-family construction lending.

   To minimize the mismatch between the duration of its interest-rate-sensitive assets and liabilities, the Bank has a strategy to (i) increase its portfolio of variable-rate consumer, construction, and business loans; (ii) sell most fixed-rate, longer-term loans into the secondary market unless those loans can be funded by liabilities of a similar maturity; and (iii) increase transaction accounts, which are less volatile than certificates of deposit.

   Loan Portfolio Composition. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages by type of loan.

                                                                  December 31
                         ----------------------------------------------------------------------------------------------
                                2000               1999               1998               1997               1996
                         ------------------ ------------------ ------------------ ------------------ ------------------
                           Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
(Dollars in Thousands)   ---------- ------- ---------- ------- ---------- ------- ---------- ------- ---------- -------
Business Loans.......... $  312,757   17.5% $  235,941   13.9% $  178,933   11.6% $  124,467    9.1% $   92,559    7.5%
Consumer Loans..........
 Home Equity Loans......    737,370   41.4     665,177   39.1     565,932   36.7     528,185   38.5     498,739   40.4
 Other Consumer Loans...     10,919    0.6      10,584    0.5      14,593    0.9      19,831    1.4      28,030    2.3
Residential Mortgage
 Loans..................    466,077   26.1     481,034   28.3     536,125   34.7     503,213   36.7     431,063   34.9
Single-Family
 Construction Loans.....    207,569   11.6     274,010   16.1     216,059   14.0     155,680   11.4     138,135   11.2
Commercial Real Estate
 Loans..................     49,734    2.8      35,435    2.1      32,601    2.1      39,567    2.9      45,792    3.7
                         ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
   Total Loans.......... $1,784,426  100.0% $1,702,181  100.0% $1,544,243  100.0% $1,370,943  100.0% $1,234,318  100.0%
                         ==========  =====  ==========  =====  ==========  =====  ==========  =====  ==========  =====

   Commercial Loans. The Bank offers a variety of commercial loans, primarily business loans to small and middle market companies in Central Indiana, and commercial real estate loans (including land development loans) in all markets approved by management.

   Over the past three years, First Indiana has capitalized on changing market conditions in Central Indiana by expanding its efforts in business lending and treasury management services. In-market mergers have resulted in frequent turnover among the Bank's competitors' loan officers, and credit decisions have gradually shifted to distant headquarters' cities.

   Rather than concentrating exclusively on lending transactions, First Indiana's sales force takes a holistic approach to its customers, with the goal of learning about all of their business and personal needs and recommending a comprehensive solution, including treasury management services, benefits consulting, wealth management, and tax planning. First Indiana's merger with Somerset Group was designed to facilitate this holistic approach.

   First Indiana's strategies have resulted in a 32.6 percent increase in business loans outstanding of $312,757,000 at December 31, 2000, compared with $235,941,000 one year earlier. Strategies for 2001 and beyond call for continued growth in this market segment.

   The majority of First Indiana's business loans have variable rates, which provide immediate adjustments when interest rate changes occur. This portfolio of loans is widely diversified with loans to companies in a variety of industries, including distribution, manufacturing, transportation, and various service companies. This diversification minimizes industry concentration risks and allows for management risks due to changing economic conditions.

   Included in commercial loans at December 31, 2000 are $49,007,000 in land development loans, which are exclusively for the acquisition and development of land into individual single-family building lots. The interest rate on land development loans is generally in excess of the Bank's prime rate, which adjusts upon changes in the prime rate, and the term of these loans is generally 36 months or less.

   The following table presents the remaining maturities and rate sensitivity of single-family construction and business loans.

                                    Remaining Maturities
                              --------------------------------
                              One Year Over One Year Over Five
                              or Less  to Five Years   Years    Total   Percent
(Dollars in Thousands)        -------- ------------- --------- -------- -------
Type of Loan:
  Single-Family
   Construction--Net......... $188,435    $19,134     $   --   $207,569   39.9%
  Business--Net..............  230,741     69,343      12,673   312,757   60.1
                              --------    -------     -------  --------  -----
    Total.................... $419,176    $88,477     $12,673  $520,326  100.0%
                              ========    =======     =======  ========  =====
Rate Sensitivity:
  Fixed Rate................. $ 11,007    $68,944     $12,673  $ 92,624   17.8%
  Adjustable Rate............  408,169     19,533         --    427,702   82.2
                              --------    -------     -------  --------  -----
    Total.................... $419,176    $88,477     $12,673  $520,326  100.0%
                              ========    =======     =======  ========  =====

   Consumer Loans. As part of its strategy for growth, the Bank has increased its origination of consumer loans, primarily home equity loans and home equity lines of credit. At December 31, 2000, such loans totaled $748,289,000, of which $48,882,000 were held for sale, compared with $675,761,000 and $580,525,000, of which $26,571,000 and $45,929,000 were held for sale, at
December 31, 1999 and 1998, respectively. Much of the increase in 1999 and 2000 occurred as the Bank capitalized on its national network of originators.

   Consumer loans generally have shorter terms and higher interest rates than residential loans but involve somewhat higher credit risks. Of the $748,289,000 of consumer loans outstanding at December 31, 2000, 98.5 percent were secured by first or second mortgages on real property.

   The Bank originates a full range of fixed-rate consumer loans with varying levels of credit risk. These range from "A" credits to the Bank's retail customers, which may be kept in the portfolio, to sub-prime credits, which are originated for sale. These loans carry a loan to value ratio of up to 115 percent. The Bank typically retains the lower loan-to-value loans in its portfolio and sells the higher loan-to-value loans. The Bank has a group of investors who regularly purchases these loans. During 2000, the Bank sold $270,191,000 in consumer loans, compared to $297,052,000 in 1999 and $167,774,000 in 1998.

   The Bank offers revolving lines of credit secured by a lien on the equity in the borrower's home in amounts up to 100 percent of the appraised value of the real estate. The Bank retains all line of credit loans in its portfolio.

   The Bank also makes loans secured by deposits and overdraft loans in connection with its checking accounts. First Indiana also offers auto loans; fixed-rate, fixed-term unsecured loans; and Visa credit cards through an agent.

   Residential Loans. The original contractual loan payment period for residential mortgage loans originated by the Bank normally ranges from 10 to 30 years. Because borrowers may refinance or prepay their loans, however, such loans normally remain outstanding for a substantially shorter period.

   During the third quarter of 1999, the Bank exited the traditional mortgage banking business in favor of originating mortgages for relationship customers. Mortgage lending has become a commodity business, where the only differentiating factor for most customers is a low rate; consequently, First Indiana shifted its emphasis into products and services where the Bank can add value in other ways. The initial result of this strategy change was a decrease in residential loan originations. Residential mortgage loan originations amounted to $42,821,000 in 2000, compared with $479,178,000 in 1999 and
$534,326,000 in 1998. Another result was a reduction in the sales of residential mortgage loans into the secondary market as part of the Bank's normal mortgage banking activity. During 2000, the Bank sold $88,053,000 in residential mortgage loans, compared to $410,900,000 in 1999 and $433,558,000 in 1998. Loans sold in 2000 included $76,121,000 of low-
yielding residential loans in order to free up liquidity to originate more profitable business and consumer loans. Residential loan sales in 2000 produced pre-tax losses of $1,234,000, compared with gains of $1,252,000 during 1999 and gains of $3,031,000 in 1998.

   Single-family construction loans are made both to builders and individuals. These loans have terms ranging from six months to one year. At December 31, 2000 and 1999, the Bank's gross construction loans outstanding equaled $361,015,000 and $453,384,000.

   Origination of Loans. As a federally chartered savings bank, First Indiana Bank has general authority to make real estate loans throughout the United States. At December 31, 2000, approximately 42 percent of the Bank's real estate loans receivable were secured by real estate located in Indiana. The Bank originates home equity loans through a national network of consumer lending offices, which has expanded to include 46 states.

   Interest rates charged by the Bank on its loans are affected primarily by the demand for such loans and the supply of money available for lending purposes. These factors are in turn affected by general economic conditions and such other factors as monetary policies of the federal government, including the Federal Reserve Board, the general supply of money in the economy, legislative tax policies, and governmental budgetary matters.

   Loan originations come from a number of sources. Business loans are originated through Bank loan officers and branch managers. Residential loan originations are offered as an accommodation to retail customers. Construction loan originations are obtained primarily by direct solicitation of builders and repeat business from builders. Multi-family and commercial real estate loan originations are obtained from previous borrowers and direct contacts with the Bank. Consumer loans come from walk-in customers, loan brokers, agents, and originators.

   The Bank obtains title insurance on secured properties and requires borrowers to obtain hazard insurance and, if applicable, flood insurance. First Indiana's appraisers note any obvious environmental problems, and the title companies used to close loans give the Bank an endorsement insuring over any existing environmental liens.

   Servicing Activity. At December 31, 2000, First Indiana serviced approximately $611,227,000 in consumer loans and $368,783,000 in residential loans, which it had sold. As of December 31, 2000, approximately $3,243,000 in loans, or about 0.2 percent of First Indiana's loans receivable, were serviced by others.

   The total cost of home equity and residential mortgage loans originated with the intent to sell is allocated between the loan servicing right and the loan without servicing based on their relative fair values at the date of sale. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenue. For this purpose, estimated servicing revenues include late charges and other ancillary income. Estimated servicing costs include direct costs associated with performing the servicing function and allocations of other costs.

   Loan servicing rights are periodically evaluated for impairment by stratifying them based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), investor type (FHLMC, GNMA, private), term, and note rate. Impairment represents the excess of carrying value of an individual loan servicing rights stratum over its estimated fair value and is recognized through a valuation allowance.

   Fair values for individual strata are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors, which are subject to change over time. Changes in these underlying assumptions could cause the fair value of loan servicing rights, and the related valuation allowance, to change significantly in the future. At December 31, 2000 and 1999, the balance of capitalized loan servicing rights included in other assets was $8,249,000 and $8,759,000, with a fair market value of $13,795,000 and $11,405,000. The amounts capitalized in 2000, 1999, and 1998 were $3,280,000, $6,040,000, and $3,891,000, and the amounts amortized to loan servicing income were $2,147,000, $1,919,000, and $1,823,000. During 2000, the Bank sold $216,227,000 in out-of-market loan servicing at a gain of $1,251,000.

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

   As an Indiana corporation, the Corporation has authority to invest in any type of investment permitted under Indiana law. As a savings and loan holding company, however, its investments are subject to certain regulatory restrictions described herein under Item 1. Business--"Savings Institution Regulation."

   The relative mix of investment securities and loans in the Bank's portfolio is dependent upon management's evaluation of the yields available on loans compared to investment securities. The Board of Directors has established an investment policy, and the Investment Committee of the Board meets quarterly with management to establish more specific investment guidelines about types of investments, relative amounts, and maturities. The Bank's current investment guidelines limit purchases of corporate bonds to an investment rating of "A" or better. Liquid investments are managed to ensure that regulatory liquidity requirements are satisfied.

   At December 31, 2000, First Indiana's investments totaled $180,375,000, or
8.6 percent of total assets, and consisted primarily of U.S. Treasury and agency obligations, corporate debt securities, asset-backed securities, mortgage-backed securities, and Federal Home Loan Bank stock. As a member of the Federal Home Loan Bank System (FHLB), the Bank is required to own shares of capital stock in the FHLB. FHLB stock is carried at its cost of $100 par value per share since it is a restricted investment security. Investment in FHLB stock was $21,591,000 and $20,343,000 at December 31, 2000 and December 31, 1999. For additional information concerning investments held by the Corporation, see the Corporation's Consolidated Financial Statements, including
Note 3 thereto.

   The breakdown of securities available for sale is detailed below.

                                                                  December 31
                                                           --------------------------
                                                             2000     1999     1998
      (Dollars in Thousands)                               -------- -------- --------
      U.S. Treasury and Government Agencies' Obligations.  $106,489 $ 67,949 $ 74,129
      Mortgage-Backed Securities.........................    49,181   54,734   29,680
      Other Asset-Backed Securities......................       445   15,719   16,335
      Corporate Debt Securities..........................     2,594   19,354   22,675
      Other Debt Securities..............................        75      147      152
                                                           -------- -------- --------
          Total..........................................  $158,784 $157,903 $142,971
                                                           ======== ======== ========

   At December 31, 2000, securities available for sale had the following maturity and yield characteristics.

                           Due in
                         one year or  Due after one year    Due after five years     Due after
                            less      through five years      through ten years      ten years        Total
                         -----------  --------------------- ---------------------- -------------  --------------
                         Book                                                       Book            Book
                         Value Yield  Book Value   Yield    Book Value    Yield     Value  Yield   Value   Yield
(Dollars in Thousands)   ----- -----  ----------- --------- ----------- ---------- ------- -----  -------- -----
U.S. Treasury and
 Government Agencies'
 Obligations............ $--    -- %     $106,489    6.56%  $       --       -- %  $   --   -- %  $106,489 6.56%
Mortgage-Backed
 Securities.............  --    --            --      --         18,609     7.05    30,572 6.98     49,181 7.01
Other Asset-Backed
 Securities.............  --    --            --      --            445     8.30       --   --         445 8.30
Corporate Debt
 Securities.............  --    --          2,594    7.66           --       --        --   --       2,594 7.66
Other Debt Securities...   75  6.60           --      --            --       --        --   --          75 6.60
                         ----         -----------           -----------            -------        --------
   Total................ $ 75  6.60%     $109,083    6.59%  $    19,054     7.08%  $30,572 6.98%  $158,784 6.72%
                         ====         ===========           ===========            =======        ========

Sources of Funds

   General. Deposits are an important source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from repayments of loans and mortgage-backed securities, Federal Home Loan Bank advances, repurchase agreements, short-term borrowings, and sales of loans. Repayments of loans and mortgage-backed securities are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, or to support expanded activities. Historically, the Bank's borrowings have been primarily from the FHLB and through repurchase agreements.

   Deposits. The Bank has a wide variety of deposit programs designed to attract both short-term and long-term deposits from the general public. These deposit accounts include passbook accounts, non-interest-bearing consumer and commercial demand accounts, NOW accounts, and money market checking accounts, as well as fixed-rate certificates and money market savings accounts. In 2001, the Bank plans to continue to increase consumer and commercial checking accounts and certificates of deposit in an effort to reduce funding costs and strengthen core deposits.

   The following table reflects the increase (decrease) in deposits for various types of deposit programs offered by the Bank for each of the periods indicated.

                                                     2000      1999      1998
      (Dollars in Thousands)                        -------  --------  --------
      Non-Interest-Bearing Demand.................. $10,056  $(14,892) $ 38,197
      Interest-Bearing Demand......................  (2,023)    3,911       494
      Savings......................................  14,152    (4,462)   63,051
      CDs $100,000 and Greater.....................    (318)  136,892    49,218
      Other Certificates of Deposit................  66,001   (37,252)  (30,597)
                                                    -------  --------  --------
      Net Increase (Decrease)...................... $87,868  $ 84,197  $120,363
                                                    =======  ========  ========

   The Bank issues certificates of deposit in denominations of $100,000 and greater through brokers as well as directly to public entities such as municipalities. At December 31, 2000, these certificates of deposit included $255,908,000 in brokered funds and $50,638,000 in public funds. The Bank's certificates of deposit of $100,000 or more at December 31, 2000, the maturities of such deposits, and the percentage of total deposits represented by these certificates are set forth in the table below.

                                           Over
                                       Three Months    Over
                          Three Months      to      Six Months    Over            Percent of
                            or Less     Six Months  to One Year One Year  Total    Deposits
(Dollars in Thousands)    ------------ ------------ ----------- -------- -------- ----------
Certificates of $100,000
 and Greater............    $54,828      $39,822      $61,000   $150,896 $306,546    21.9%
                            =======      =======      =======   ======== ========    ====

   Borrowings. The FHLB of Indianapolis functions as a central reserve bank providing credit for depository institutions in Indiana and Michigan. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of the Bank's residential mortgage loans and other assets, subject to credit standards. The FHLB advances are made pursuant to several different credit programs, each with its own interest rate and range of maturities.

   The FHLB prescribes the acceptable uses for advances and imposes size limits on them. Acceptable uses have included expansion of residential mortgage lending and short-term liquidity needs. Depending on the program, limitations on the amount of advances are generally based on the FHLB's assessment of the institution's creditworthiness. At December 31, 2000, the Bank had $336,754,000 in FHLB advances, 16.1 percent of total assets, with a weighted average interest rate of 6.32 percent.

   The Bank enters into repurchase agreements with registered government securities dealers as a short-term source of borrowing. Additionally, First Indiana has repurchase agreements with several of its depositors, under which customers' funds are invested daily into a non-FDIC insured interest-bearing account. At December 31, 2000, the Bank had repurchase agreements totaling $117,725,000, 5.6 percent of total assets, with a weighted average interest rate of 6.09 percent. First Indiana's repurchase agreements are collateralized by qualifying investment securities.

   Liquidity. First Indiana Corporation conducts its business through subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investments in First Indiana Bank and Somerset.

   The Bank's primary source of funds is deposits, which were $1,399,983,000 at December 31, 2000 and $1,312,115,000 at December 31, 1999.

   In recent years, the Bank has relied on loan payments, loan payoffs, sale of loans, Federal Home Loan Bank advances, repurchase agreements, mortgage-backed bonds, and floating-rate notes as sources of funds. Although the Bank will continue to rely on core retail deposits as its chief source of funds, the use of borrowed funds, including Federal Home Loan Bank advances, continues to be an important component of the Bank's liquidity.

   Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation's ability to meet consumer demand for liquidity or regulatory liquidity requirements.

   Regulations require the Bank's primary regulator, the Office of Thrift Supervision (OTS), to set minimum liquidity levels between four and ten percent of assets. In 1997, the regulations were altered to lower the liquidity requirement to four percent of net withdrawable assets, and the definition of net withdrawable assets was simplified. This change did not have a significant impact on the Bank's liquidity position. The Bank's liquidity ratio for the quarter ended December 31, 2000 was 6.41 percent.

                                 ASSET QUALITY

   General. The Bank's asset quality is directly affected by the credit risk of the assets on its balance sheet. Most of the Bank's credit risk is concentrated in its loan portfolios and, to a lesser extent, its real estate owned (REO) portfolio. Consequently, the Bank has established policies and procedures to ensure accurate and timely assessment of credit risk from the date a loan is originated or purchased.

   The procedures for reviewing the quality of the Bank's loans, the appropriateness of loan and REO classifications, and the adequacy of loan and REO loss allowances fall within the purview of First Indiana's Board of Directors. To manage these tasks, the Board of Directors has established a two-tiered asset review system. Under this system, standing management committees regularly discuss and review potential losses on all loans and REO and the adequacy of the Bank's loan and REO loss allowances. Recommendations on the allowances are forwarded to the Investment Committee of the Board of Directors for approval each quarter, then presented to the full Board of Directors for approval and ratification. Management committees also recommend loan and REO classifications which, if approved by the Investment Committee of the Board of Directors, are referred to the full Board of Directors for final approval and ratification.

   The second part of the Bank's asset review system is managed by an independent chief credit officer appointed by the Board of Directors. The chief credit officer makes an independent evaluation of the Bank's portfolio and management's recommendations on allowances for loan and REO losses. He regularly reviews these recommendations with the Corporation's Chairman and Vice Chairman. These meetings give the chief credit officer a forum for discussing asset quality issues with members of the Board of Directors who are not vested with lending authority. This system provides an independent review and assessment of management's recommendations about loan and REO classifications and loss allowances. This entire process is subject to the continual review and approval of the Board of Directors.

   An Allowance for Loan and Lease Losses (ALLL) is established for each significant loan portfolio of the Bank in an amount adequate to absorb probable losses inherent within each loan portfolio. The target reserves are based on potential losses for the portfolio, which is derived through the analysis of empirical data and management judgement. The analysis of the adequacy of the ALLL is completed each quarter and reviewed and approved by the Investment Committee of the Board of Directors.

   A risk rating analysis (risk grade) is completed on all loans that exceed a minimum loan amount for the asset-specific loan portfolios: construction, business, commercial real estate, and land development. The risk rating analysis consists of an 8-grade system with five pass grades and the final three grades correlating to the Office of Thrift Supervision's criticized assets of special mention, substandard, and doubtful. Loans in the criticized grades exhibit or may exhibit certain defined weaknesses which pose a higher level of risk to the Bank. Therefore, loans in the criticized grades are assigned a significantly higher target reserve.

   For homogeneous loan portfolios and the asset-specific loan portfolios where the loan amount is less than the minimum threshold established for that portfolio, when a loan becomes contractually delinquent 91 days in either interest or principal, the loan is considered non-accrual. For the asset-specific loan portfolios, a loan is considered non-accrual based on the specific circumstances and facts relating to that loan but in no event later than a contractual delinquency of 91 days in either interest or principal. Non-accrual loans in the homogeneous loan portfolios are classified as substandard and are assigned a significantly higher target reserve. All other loans in these portfolio segments are considered pass loans.

   The determination of the target reserve for pass loans for each individual loan portfolio is based on the analysis of credit performance data for that loan portfolio over the preceding 36 months. The data analyzed includes historical losses, delinquencies, and portfolio growth and trends. The result of the analysis is the projected base level of net charge-offs for the next twelve months for the individual loan portfolio. The base level is then adjusted based on current credit performance data, the current economic environment, and other risk characteristics affecting the portfolio. The final target reserve for each loan portfolio is the sum of the target reserve for criticized loans plus the target reserve for pass loans. The ALLL is allocated to each loan portfolio based on this quarterly analysis of the target reserve.

   In addition to the ALLL established for each loan portfolio, the Bank maintains an unallocated ALLL to cover the residual losses inherent in the loan portfolio. As discussed above, the target reserve for pass loans and criticized loans is based on the inherent losses in the loan portfolio and on the existing facts and circumstances and management's judgment thereof. A residual loss is the inherent loss within the loan portfolio over the life of the loans in the portfolio.

   Management believes that the Bank's current loan and REO loss allowances are sufficient to absorb probable losses which are inherent in the loan and REO portfolios; however, there can be no assurance that additional allowances will not be required or that the amount of any such allowances will not be significant. In addition, various regulatory agencies, as an integral part of their examinations, periodically review these allowances and may require the Bank to recognize additions to the allowances based on their judgment about information available at the time of their examination. In its most recent examinations of the Bank, the OTS required no such additions.

   The Investment Committee of First Indiana's Board of Directors is responsible for monitoring and reviewing First Indiana's liquidity and investments. The Investment Committee approves investment policies and meets quarterly to review transactions. Credit risk is controlled by limiting the number and size of investments and by approving the brokers and agents through which investments are made. The Bank's current investment guidelines limit purchases of corporate bonds to an investment rating of "A" or better.

   Regulatory Classification of Assets. Federal regulations require that each savings institution regularly classify its own assets. In addition, in connection with examinations of savings institutions, the OTS and the Federal Deposit Insurance Corporation (FDIC) examiners have authority to identify problem assets and, if appropriate, to require them to be classified.

   There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a significant possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuation as an asset of the Bank is not warranted.

   Assets classified as substandard or doubtful require the Bank to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as loss, the Bank must either establish specific allowances for loan losses in the amount of 100 percent of the portion of the asset classified loss or charge off such amount. If the Bank does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

   On the basis of management's review of its assets as of December 31, 2000, on a net basis, the Bank had classified $43,886,000 as substandard, compared with $39,847,000 and $31,282,000 at December 31, 1999 and 1998, respectively.
The amount of the Bank's doubtful and loss loans at each such date was immaterial.

   Non-Performing Assets. The Bank has managed its loan portfolio to reduce concentration of loan types and to diversify assets geographically. Non-performing assets, which consist of non-accrual, impaired and restructured loans, REO, and other repossessed assets, increased to $35,141,000 at December 31, 2000 from $18,899,000 one year earlier. One loan totaling $5,637,000 was classified as impaired in the fourth quarter of 2000. This loan has a related specific allowance of $1,704,000. The remainder of the increase in non-performing assets is primarily due to increased defaults in loans secured by first liens. Although defaults are higher, charge-offs have not increased proportionately due to the first lien position.

   Non-Accrual, Impaired, and Restructured Loans--The Bank places loans on non-accrual status when payments of principal or interest become 91 days or more past due, or earlier when an analysis of a borrower's creditworthiness indicates that payments could become past due. A loan is considered impaired when it is probable that all principal and interest amounts due will not be collected in accordance with the loan's contractual terms. Impairment is recognized by allocating a portion of the allowance for loan losses to such a loan to the extent that the recorded investment of an impaired loan exceeds its value. A loan's value is based on the loan's underlying collateral or the calculated present value of projected cash flows discounted at the contractual interest rate. In order to improve the likelihood of recovery of the Bank's investment, management may modify the payment terms, interest rates, and contractual maturities of certain loans and classify them as "restructured loans" under Statement of Financial Accounting Standard No. 15.

   If these loans had been current, the amount of interest on non-performing loans that would have been recorded in 2000 totaled $3,289,000. Of this amount, $1,684,000 was actually recorded in 2000.

   Real Estate Owned--REO is generally acquired by foreclosure or deed in lieu of foreclosure and is initially recorded at the fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, the REO is carried at lower of cost or fair value less reasonable costs to sell. A review of REO properties, including the adequacy of the loss allowance and decisions whether to charge off REO, occurs in conjunction with the review of the loan portfolios.

   Potential Problem Assets--The Bank had $8,187,000 in potential problem loans at December 31, 2000. Of this amount, $5,485,000 consisted of loans to residential builders, $2,227,000 represented loans to business borrowers, and $475,000 represented loans to commercial real estate or land development borrowers. These loans are currently performing according to their loan agreements, but the borrower's financial operations and condition caused management to question their ability to comply with present repayment terms. The collateral for the builder loans is single-family dwellings and fully developed lots. The business loans are collateralized with non-residential real estate and other assets. The land development loans are collateralized with developed lots or land developments in progress and raw land.

Non-Performing Assets

                                                     December 31
                                     -------------------------------------------
                                      2000    1999    1998    1997    1996
(Dollars in Thousands)               ------- ------- ------- ------- -------
Non-Accrual Loans
  Impaired Loans.................... $   --  $ 1,719 $   --  $   --  $   --
  Residential Mortgage..............   5,127   3,564   4,268   3,718   3,849
  Single-Family Construction........   3,987   4,090   4,714   6,059   4,573
  Commercial Real Estate............     954     --      --       99     --
  Business..........................   2,634     806   1,019     254     166
  Consumer..........................  12,728   7,493   7,175   8,302   6,792
                                     ------- ------- ------- ------- -------
Total Non-Accrual Loans.............  25,430  17,672  17,176  18,432  15,380
Other Impaired Loans................   7,118     --      --      --      --
Restructured Loans..................     --      --      --      --    6,913
                                     ------- ------- ------- ------- -------
Total Non-Performing Loans..........  32,548  17,672  17,176  18,432  22,293
Real Estate Owned -- Net............   2,593   1,227   2,204   3,907   4,285
                                     ------- ------- ------- ------- -------
    Total Non-Performing Assets..... $35,141 $18,899 $19,380 $22,339 $26,578
                                     ======= ======= ======= ======= =======

   Summary of Loan Loss Experience. The Bank regularly reviews the status of all non-performing assets to evaluate the adequacy of the allowances for losses on loans and REO. For additional information relating to the Corporation's loan loss allowance, see the Corporation's Consolidated Financial Statements, including Note 5 thereto.

   Since 1996, net charge-offs of the Bank are primarily attributed to consumer loans, which reflects not only the growth of this loan portfolio, but also the relatively higher risk of loss associated with these loans.

   The Bank's loan loss provision of $9,756,000, $9,410,000, and $9,780,000 in
2000, 1999, and 1998, reflects the improved charge-off experience, tempered by an increase in delinquencies in the Bank's portfolio of home equity loans.

   The allowance for loan losses increased to $33,578,000 at December 31, 2000, or 103.16 percent of non-performing loans.

Summary of Loan Loss Experience

                                            Years Ended December 31
                                    -------------------------------------------
                                     2000     1999     1998     1997     1996
(Dollars in Thousands)              -------  -------  -------  -------  -------
Balance of Allowance for Loan
 Losses at Beginning of Year......  $28,759  $25,700  $22,414  $18,768  $16,234
  Charge-Offs
    Business......................      380    2,015       15      528      --
    Consumer......................    5,019    5,114    6,934    7,210    9,592
    Residential Mortgage..........       68       30       91       83        9
    Single-Family Construction....      477      412      658    1,190      360
    Commercial Real Estate........      --       --        93       75      --
                                    -------  -------  -------  -------  -------
      Total Charge-Offs...........    5,944    7,571    7,791    9,086    9,961
  Recoveries
    Business......................      213       22       39        4       42
    Consumer......................      662      963      986    1,261    1,429
    Residential Mortgage..........        6      --         2      --        26
    Single-Family Construction....      126      235      270       40       69
    Commercial Real Estate........      --       --       --       727      135
                                    -------  -------  -------  -------  -------
      Total Recoveries............    1,007    1,220    1,297    2,032    1,701
                                    -------  -------  -------  -------  -------
  Net Charge-Offs.................    4,937    6,351    6,494    7,054    8,260
  Provision for Loan Losses.......    9,756    9,410    9,780   10,700   11,815
  Recapture of Loan Loss Provision
   Due to Auto Portfolio Sale.....      --       --       --       --    (1,021)
                                    -------  -------  -------  -------  -------
Balance of Allowance for Loan
 Losses at End of Year............   33,578   28,759   25,700   22,414   18,768
Balance of REO Loss Allowance at
 End of Year......................      500      500      500      483      543
                                    -------  -------  -------  -------  -------
Balance of Loan and REO Loss
 Allowance at End of Year.........  $34,078  $29,259  $26,200  $22,897  $19,311
                                    =======  =======  =======  =======  =======

Net Charge-Offs to Average Loans..     0.27%    0.39%    0.44%    0.55%    0.67%
Allowance for Loan Losses to Loans
 at End of Year...................     1.88     1.69     1.66     1.63     1.52
Allowance for Loan Losses to Non-
 performing Loans.................   103.16   162.73   149.63   121.60    84.19
Total Loan and REO Loss Allowance
 to Non-performing Assets.........    95.61   150.83   131.79   100.33    71.20

Allocation of Allowance for Loan Losses

   The following table presents an allocation of the Bank's allowance for loan losses at the dates indicated.

                                                              December 31
                          ------------------------------------------------------------------------------------
                                2000             1999             1998             1997             1996
                          ---------------- ---------------- ---------------- ---------------- ----------------
                                  Loans in         Loans in         Loans in         Loans in         Loans in
                                    Each             Each             Each             Each             Each
                          Amount  Category Amount  Category Amount  Category Amount  Category Amount  Category
(Dollars in Thousands)    ------- -------- ------- -------- ------- -------- ------- -------- ------- --------
Balance Applicable to:
 Business Loans.........  $ 7,447   17.5%  $ 4,350   14.1%  $ 2,727   11.6%  $ 2,008    9.1%  $ 1,809    7.5%
 Consumer Loans.........   16,212   42.0    10,665   40.4     9,508   37.7     9,706   39.9     9,042   42.7
 Residential Mortgage
  Loans.................      924   26.1       673   27.0       609   34.6       588   36.7       632   34.9
 Single-Family
  Construction Loans....    2,923   11.6     5,464   16.4     4,613   14.0     3,663   11.4     3,270   11.2
 Commercial Real Estate
  Loans.................      592    2.8       323    2.1       298    2.1       330    2.9       777    3.7
 Unallocated............    5,480    --      7,284    --      7,945    --      6,119    --      3,238    --
                          -------  -----   -------  -----   -------  -----   -------  -----   -------  -----
                          $33,578  100.0%  $28,759  100.0%  $25,700  100.0%  $22,414  100.0%  $18,768  100.0%
                          =======  =====   =======  =====   =======  =====   =======  =====   =======  =====

                   ASSET/LIABILITY MANAGEMENT AND MARKET RISK

   First Indiana engages in rigorous, formal asset/liability management, with objectives to manage interest-rate risk, ensure adequate liquidity, and coordinate sources and uses of funds.

   The management of interest-rate risk entails the control, within acceptable limits, of the impact on earnings caused by fluctuating interest rates and changing rate relationships. In this process, management uses an internal earnings simulation model to identify and measure interest-rate sensitivity. The Asset/Liability Committee (ALCO) reviews the earnings impact of various changes in interest rates each month and manages the risk to maintain an acceptable level of change in net interest income. The Board of Directors also reviews this every quarter.

   The Corporation's success is largely dependent upon its ability to manage interest-rate risk, which is defined as the exposure of the Corporation's net interest income and net earnings to changes in interest rates. ALCO is responsible for managing interest-rate risk, and the Corporation has established acceptable limits for interest-rate exposure, which are reviewed monthly. The Bank uses a model that measures interest-rate sensitivity to determine the impact on net interest income of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposits, estimated borrowing needs, anticipated loan loss provision, projected secondary marketing gains and losses, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest-rate sensitive instruments that are held to maturity or available for sale. The Bank has no trading assets. Based on the information and assumptions in effect at December 31, 2000, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 2.2 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 4.1 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest-rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the results may not be indicative of actual results.

   Twice in January 2001, the Federal Open Market Committee lowered the federal funds target rate by 50 basis points. As discussed above, it is anticipated that this 100 basis point decrease in short-term interest rates will result in downward pressure on the Corporation's net interest margin and net interest income in 2001.

   The Bank also monitors interest rate sensitivity using gap analysis. This method recognizes the dynamics of the balance sheet and the effect of changing interest rates on First Indiana's net earnings. The cumulative rate-sensitivity gap reflects First Indiana's sensitivity to interest-rate changes over time. It is a static indicator and does not attempt to predict the net interest income of a dynamic business in a rapidly changing environment. Significant adjustments are made when the rate outlook changes.

   At December 31, 2000, First Indiana's six-month and one-year cumulative gap stood at a positive 2.72 percent and a positive 0.97 percent of total interest-earning assets. This compares with a negative 5.32 percent and a negative 8.50 percent at December 31, 1999. This means that 2.72 and 0.97 percent of First Indiana's assets will reprice within six months and one year without a corresponding repricing of funding liabilities. The 2000 gap position represents funding choices made by the Bank late in the year and is not indicative of future anticipated gap positions. Management intends to maintain a relatively neutral gap position to manage the volatility of earnings.

Interest-Rate Sensitivity

   The following table shows First Indiana's interest-rate sensitivity at December 31, 2000 and 1999.

                               Rate Sensitivity by Period of Maturity or Rate Change at December 31,
                                                               2000
                               -------------------------------------------------------------------------
                                                                 Over 180      Over One
                                          Percent  Within 180   Days to One  Year to Five Over Five
                         Rate   Balance   of Total    Days         Year         Years       Years
(Dollars in Thousands)   ----  ---------- -------- ----------   -----------  ------------ ---------
Interest-Earning Assets
 Federal Funds Sold..... 6.50% $   22,000    1.11% $  22,000     $     --      $    --    $     --
 Securities Available
  for Sale.............. 6.72     158,784    7.99      7,130         5,962      140,530       5,162
 Federal Home Loan Bank
  Stock................. 8.00      21,591    1.09        --            --           --       21,591
 Loans (1)
   Residential Mortgage
    Loans............... 7.42     466,077   23.46    103,673        76,206      248,939      37,259
   Commercial Real
    Estate Loans........ 9.03      49,734    2.50     21,866         3,363       17,835       6,670
   Business Loans....... 9.43     312,757   15.74    230,741        11,741       57,571      12,704
   Consumer Loans....... 9.61     748,289   37.66    294,874        42,011      244,756     166,648
   Single-Family
    Construction Loans.. 9.42     207,569   10.45    188,435         9,751        9,383         --
                               ----------  ------  ---------     ---------     --------   ---------
     Total.............. 8.75  $1,986,801  100.00%   868,719       149,034      719,014     250,034
                               ==========  ======  ---------     ---------     --------   ---------
Interest-Bearing
 Liabilities
 Deposits
   Demand Deposits (2).. 1.58  $  115,651    6.68%    18,090           --           --       97,561
   Savings Deposits (2). 4.78     375,331   21.69    344,137           806        6,451      23,937
   Certificates of
    Deposit $100,000 or
    Greater............. 6.69     306,546   17.74     95,008        61,150      150,388         --
   Other Certificates of
    Deposit............. 6.28     478,619   27.63    124,714       111,924      241,981         --
                               ----------  ------  ---------     ---------     --------   ---------
                         5.51   1,276,147   73.74    581,949       173,880      398,820     121,498
 Borrowings
   Short-Term
    Borrowings.......... 6.09     117,725    6.80    117,725           --           --          --
   FHLB Advances........ 6.32     336,754   19.46    115,000        10,000      205,650       6,104
                               ----------  ------  ---------     ---------     --------   ---------
                         5.71   1,730,626  100.00%   814,674       183,880      604,470     127,602
                                           ======
Net -- Other (3)........          256,175                                                   256,175
                               ----------          ---------     ---------     --------   ---------
     Total..............       $1,986,801            814,674       183,880      604,470     383,777
                               ==========          ---------     ---------     --------   ---------
Rate Sensitivity Gap....                           $  54,045     $ (34,846)    $114,544   $(133,743)
                                                   =========     =========     ========   =========
December 31, 2000
 Cumulative Rate-
 Sensitivity Gap........                           $  54,045     $  19,199     $133,743
                                                   =========     =========     ========
Percent of Total
 Interest-Earning
 Assets.................                                2.72%         0.97%        6.73%
                                                   =========     =========     ========
December 31, 1999
 Cumulative Rate-
 Sensitivity Gap........                           $(101,665)    $(162,521)    $184,713
                                                   =========     =========     ========
Percent of Total
 Interest-Earning
 Assets.................                               (5.32)%       (8.50)%       9.67%
                                                   =========     =========     ========

--------
(1) The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. For adjustable-rate loans, interest rates adjust at intervals of six months to five years. Included in residential mortgage loans are $331 thousand of loans held for sale. Included in consumer loans are $48.9 million of home equity loans held for sale.
(2) A portion of these deposits have been included in the Over Five Years category to reflect management's assumption that these accounts are not rate-sensitive. This assumption is based upon the historic trends on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.
(3) Net -- Other is the excess of non-interest-bearing liabilities and capital over non-interest-bearing assets.

   Capital. At December 31, 2000, First Indiana's shareholders' equity was $198,812,000, or 9.53 percent of total assets, compared with $177,103,000, or
8.95 percent of total assets, at December 31, 1999.

   In April 1999, the Corporation's Board of Directors authorized the repurchase from time to time of up to an additional $10,000,000 of the Corporation's outstanding common stock. Of the additional $10,000,000 authorized, $3,945,000 has been repurchased.

   In November 1997, the Corporation's Board of Directors established a shareholder rights agreement, whereby each common shareholder is entitled to one preferred stock right for each share of common stock held. The rights "flip in" upon the acquisition of 20 percent of the Corporation's outstanding common stock in a takeover attempt, and offer current shareholders a measure of protection of their investment in First Indiana.

   First Indiana paid a quarterly dividend of $0.14 per common share in 2000. This reflects an increase from a quarterly dividend of $0.13 per share in 1999. On January 25, 2001, the Board of Directors increased the quarterly cash dividend to $0.16 per share. The dividend is payable March 15, 2001 to shareholders of record as of March 5, 2001. This is the 56th consecutive quarter First Indiana has paid a cash dividend, and the 10th dividend increase in as many years.

Regulatory Capital

   Risk-Based Capital. Savings institutions are required to have risk-based capital of eight percent of risk-weighted assets. At December 31, 2000, the Bank's risk-based capital was $193,079,000 or 11.24 percent of risk-weighted assets. Risk-based capital is defined as common equity, less goodwill, the excess portion of land loans with a loan-to-value ratio of greater than 80 percent, and investments in non-mortgage-lending-related subsidiaries, plus general allowances for loan losses. Risk-weighting of assets is derived from assigning one of four risk-weighted categories to an institution's assets, based on the degree of credit risk associated with the asset. The categories range from zero percent for low-risk assets (such as United States Treasury securities) to 100 percent for high-risk assets (such as real estate owned). The carrying value of each asset is then multiplied by the risk-weighting applicable to the asset category. The sum of the products of the calculation equals total risk-weighted assets.

   Core Capital. Savings institutions are also required to maintain a minimum leverage ratio, under which core (Tier One) capital must equal at least four percent of total assets. At December 31, 2000, the Bank's core capital and leverage ratio were $173,075,000 and 8.38 percent. The components of core capital are the same as those set by the OCC for national banks and consist of common equity, plus non-cumulative preferred stock and minority interest in consolidated subsidiaries, minus certain intangible assets.

   Tangible Capital. Savings institutions must also maintain minimum tangible capital of 1.50 percent of total assets. The Bank's tangible capital and tangible capital ratio at December 31, 2000 were $173,075,000 and 8.38 percent.

   Capital Regulations. The OTS has minimum capital standards that place savings institutions into one of four categories, from "critically undercapitalized" to "well-capitalized," depending on levels of three measures of capital. A well-capitalized institution as defined by the regulations has a total risk-based capital ratio of at least ten percent, a Tier One (core) risk-based capital ratio of at least six percent, and a leverage (core) ratio of at least five percent. At December 31, 2000 the Bank was classified as "well-capitalized."

   The OTS has adopted regulations adding an interest rate risk (IRR) component to the capital regulation. Under this component an institution's IRR is measured by the decline in the net portfolio value that would result from a 200 basis point increase or decrease in market interest rates divided by the estimated economic value of assets. An institution whose measured IRR component exceeds two percent must deduct an IRR component in calculating total risk-based capital. The Bank's IRR at December 31, 2000 did not exceed two percent.

   The OTS issued this final rule to implement the portions of Section 305 of the Federal Deposit Insurance Corporation Improvement Act of 1991, which requires the agencies to revise their risk-based capital standards for insured depository institutions to ensure that those standards take adequate account of concentration of credit risk and the risks of nontraditional activities. The final rule amends the risk-based capital standards by explicitly identifying concentration of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy. Based on its interest-rate risk at December 31, 2000, the Bank was not required to add to its risk-based capital under this regulation.

Impact of Inflation and Changing Prices

   The consolidated financial statements and related data presented herein have been prepared to conform to generally accepted accounting principles in the United States, which generally require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

   Almost all of the assets and liabilities of a savings institution are monetary, which limits the usefulness of data derived by adjusting a savings institution's financial statements for the effects of changing prices.

                 IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; accordingly, the Corporation adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001.

   Upon adoption of SFAS 133, the statement requires certain transition adjustments based on derivative instruments currently outstanding. As the Corporation currently has no derivative instruments, management of the Corporation does not expect any transition adjustments related to the adoption of SFAS 133. In addition, management of the Corporation does not expect the adoption of the standard will have a significant impact on the financial condition or results of operations of the Corporation.

   Under SFAS 133, all derivatives will be recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Corporation will need to designate the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a "held for trading" ("trading") instrument. The Corporation will formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Corporation will be required to formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Corporation will discontinue hedge accounting prospectively.

   Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk will be recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge will be recorded in other comprehensive income, until earnings are affected by the variability in cash flows or unrecognized firm commitment of the designated hedged item. Changes in the fair value of derivative trading instruments are reported in current-period earnings.

   The Corporation will be required to discontinue hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item; the derivative expires or is sold, terminated, or exercised; the derivative is de-designated as a hedging instrument because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

   When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Corporation will continue to carry the derivative on the balance sheet at its fair value and no longer adjust the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability will be accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Corporation will continue to carry the derivative on the balance sheet at its fair value, remove any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet, and recognize any gain or loss in earnings.

   When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Corporation will continue to carry the derivative on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the Corporation will continue to carry the derivative at its fair value on the balance sheet and recognize any changes in its fair value in earnings.

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

                             FOURTH QUARTER SUMMARY

   First Indiana Corporation achieved earnings of $6,651,000 or $0.53 per diluted share in the fourth quarter of 2000 compared to earnings of $6,460,000 or $0.50 per diluted share for the same period of 1999. These earnings were the highest quarterly earnings in the Corporation's history.

Net Interest Income

   Net interest income for the fourth quarter of 2000 was $19,385,000, resulting in a net interest margin of 3.88 percent. For the comparable period in 1999, net interest income was $18,533,000, with a net interest margin of
3.98 percent. Throughout 2000, rising interest rates placed pressure on the Corporation to maintain net interest margin. While margin decreased 10 basis points from fourth quarter 1999 levels, First Indiana increased net interest income by increasing interest-earning assets in 2000. Average earning assets in the fourth quarter of 2000 exceeded fourth quarter 1999 average earning assets by $134,579,000, or 7.2 percent.

Non-Interest Income

   Non-interest income for the fourth quarter of 2000 was $9,578,000, compared to $6,606,000 for the same period of 1999. The increase in non-interest income is due principally to the fee contribution of Somerset Group companies. Purchased on September 29, 2000, these companies combined to contribute $2,492,000 in additional fees in the fourth quarter of 2000.

Non-Interest Expense

   Non-interest expense for the fourth quarter of 2000 was $16,264,000, compared to $12,792,000 for the fourth quarter of 1999, an increase of $3,472,000. Approximately $2,414,000 of the increase in non-interest expense is a result of the addition of the Somerset Group operations. Other significant increases in the fourth quarter of 2000 include $493,000 in marketing expenses and other professional fees of $233,000. Additional advertising expense consists of expenditures for market research and direct mail campaigns aimed at acquiring core deposits and expanding loans and financial services. The increase in professional fees represents the cost of research and consulting regarding income tax matters.

                       CONSOLIDATED FINANCIAL STATEMENTS

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             December 31
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
(Dollars in Thousands)

Assets
------
Cash................................................... $   43,114  $   30,941
Federal Funds Sold.....................................     22,000      30,500
                                                        ----------  ----------
  Total Cash and Cash Equivalents......................     65,114      61,441
Securities Available for Sale..........................    158,784     157,903
Federal Home Loan Bank Stock...........................     21,591      20,343
Loans..................................................  1,784,426   1,702,181
  Allowance for Loan Losses............................    (33,578)    (28,759)
                                                        ----------  ----------
Net Loans..............................................  1,750,848   1,673,422
Premises and Equipment.................................     19,212      17,071
Accrued Interest Receivable............................     18,327      13,554
Real Estate Owned--Net.................................      2,593       1,227
Goodwill...............................................     13,904       1,616
Other Assets...........................................     35,575      33,197
                                                        ----------  ----------
    Total Assets....................................... $2,085,948  $1,979,774
                                                        ==========  ==========

Liabilities and Shareholders' Equity
------------------------------------
Liabilities
  Non-Interest-Bearing Deposits                         $  123,836  $  113,780
  Interest-Bearing Deposits............................  1,276,147   1,198,335
                                                        ----------  ----------
  Total Deposits.......................................  1,399,983   1,312,115
  Short-Term Borrowings................................    117,725      98,754
  Federal Home Loan Bank Advances......................    336,754     366,854
  Accrued Interest Payable.............................      6,752       5,605
  Advances by Borrowers for Taxes and Insurance........      6,188       1,377
  Other Liabilities....................................     19,734      17,966
                                                        ----------  ----------
    Total Liabilities..................................  1,887,136   1,802,671
                                                        ----------  ----------
Shareholders' Equity
  Preferred Stock, $.01 Par Value: 2,000,000 Shares
   Authorized; None Issued.............................        --          --
  Common Stock, $.01 Par Value: 33,000,000 Shares
   Authorized; Issued:
   2000 -- 13,561,085 Shares; 1999 -- 13,611,965
   Shares..............................................        135         136
  Capital Surplus......................................     39,923      37,962
  Retained Earnings....................................    170,954     153,710
  Accumulated Other Comprehensive Income (Loss)........      2,046        (724)
  Treasury Stock at Cost: 2000--1,101,671 Shares;
   1999--1,088,813 Shares..............................    (14,246)    (13,981)
                                                        ----------  ----------
    Total Shareholders' Equity.........................    198,812     177,103
                                                        ----------  ----------
    Total Liabilities and Shareholders' Equity......... $2,085,948  $1,979,774
                                                        ==========  ==========

                 See Notes to Consolidated Financial Statements

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                    Years Ended December 31
                                                   ----------------------------
                                                     2000      1999      1998
(Dollars in Thousands, Except Per Share Data)      --------  --------  --------
Interest Income
  Loans (Note 4).................................. $159,877  $135,037  $125,783
  Securities Available for Sale...................   10,401     9,502     9,530
  Dividends on Federal Home Loan Bank Stock.......    1,746     1,476     1,097
  Federal Funds Sold..............................      786       411       521
                                                   --------  --------  --------
    Total Interest Income.........................  172,810   146,426   136,931
                                                   --------  --------  --------
Interest Expense
  Deposits (Note 7)...............................   65,253    54,473    54,935
  Short-Term Borrowings...........................    6,384     2,793     2,797
  Federal Home Loan Bank Advances.................   23,405    18,309    15,348
                                                   --------  --------  --------
    Total Interest Expense........................   95,042    75,575    73,080
                                                   --------  --------  --------
Net Interest Income...............................   77,768    70,851    63,851
  Provision for Loan Losses (Note 5)..............    9,756     9,410     9,780
                                                   --------  --------  --------
Net Interest Income After Provision for Loan
 Losses...........................................   68,012    61,441    54,071
                                                   --------  --------  --------
Non-Interest Income
  Loan and Deposit Charges........................    7,547     6,061     4,107
  Loan Servicing Income...........................    1,259     1,220     1,635
  Loan Fees.......................................    3,367     3,626     3,092
  Trust Fees......................................    1,727     1,080       --
  Other Financial Services Fees...................    2,052       --        --
  Insurance Commissions...........................      551       108        79
  Sale of Loans...................................    5,046     7,417     9,418
  Sale of Loan Servicing..........................    1,251       905       --
  Sale of Investment Securities...................     (168)   (3,015)      763
  Sale of Deposits................................      --      7,590       --
  Other...........................................    3,006     1,966     3,582
                                                   --------  --------  --------
    Total Non-Interest Income.....................   25,638    26,958    22,676
                                                   --------  --------  --------
Non-Interest Expense
  Salaries and Benefits...........................   29,117    28,152    22,701
  Net Occupancy...................................    2,904     2,942     2,893
  Equipment.......................................    6,104     5,825     5,042
  Professional Services...........................    3,137     3,157     2,307
  Marketing.......................................    2,900     2,418     2,187
  Office Supplies and Postage.....................    1,852     2,059     2,032
  Real Estate Owned Operations -- Net.............      716       537       858
  Goodwill Amortization...........................      279        71        71
  Other...........................................    6,719     7,185     7,665
                                                   --------  --------  --------
    Total Non-Interest Expense....................   53,728    52,346    45,756
                                                   --------  --------  --------
Earnings Before Income Taxes......................   39,922    36,053    30,991
  Income Taxes....................................   15,105    13,320    11,844
                                                   --------  --------  --------
Net Earnings...................................... $ 24,817  $ 22,733  $ 19,147
                                                   ========  ========  ========
Basic Earnings Per Share.......................... $   1.97  $   1.81  $   1.50
                                                   ========  ========  ========
Diluted Earnings Per Share........................ $   1.94  $   1.77  $   1.44
                                                   ========  ========  ========
Dividends Per Common Share........................ $   0.56  $   0.52  $   0.48
                                                   ========  ========  ========

                 See Notes to Consolidated Financial Statements

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                            Common Stock
                          ------------------
                                                                  Accumulated
                                                                     Other                   Total
                                             Capital   Retained  Comprehensive Treasury  Shareholders'
(Dollars in Thousands,      Shares    Amount Surplus   Earnings  Income (Loss)  Stock       Equity
Except Per Share Data)    ----------  ------ --------  --------  ------------- --------  -------------
Balance at December 31,
 1997...................  12,668,191   $134  $ 35,318  $123,699     $  325     $ (6,440)   $153,036
Comprehensive Income:
 Net Earnings...........         --     --        --     19,147        --           --       19,147
 Unrealized Gain on
  Securities Available
  for Sale of $68, Net
  of Income Taxes and
  Reclassification
  Adjustment............         --     --        --        --         100          --          100
                                                                                           --------
Total Comprehensive
 Income.................                                                                     19,247
Dividends on Common
 Stock--$0.48 per share.         --     --        --     (6,125)       --           --       (6,125)
Exercise of Stock
 Options (Note 13)......     139,147      1       885                  --           --          886
Common Stock Issued
 under Restricted Stock
 Plans--Net of
 Amortization (Note 13).       6,000    --        150       277        --           --          427
Purchase of Treasury
 Stock..................    (103,000)   --        --        --         --        (2,242)     (2,242)
Redemption of Common
 Stock..................      (6,695)            (184)                 --           --         (184)
Tax Benefit of Option
 Compensation...........         --     --        870                  --           --          870
Common Stock Issued
 under Deferred
 Compensation Plan......         --     --        --         65        --           --           65
Payment for Fractional
 Shares.................        (349)   --        (10)      --         --           --          (10)
                          ----------   ----  --------  --------     ------     --------    --------
Balance at December 31,
 1998...................  12,703,294   $135  $ 37,029  $137,063     $  425     $ (8,682)   $165,970
                          ----------   ----  --------  --------     ------     --------    --------
Comprehensive Income:
 Net Earnings...........         --     --        --     22,733        --           --       22,733
 Unrealized Loss on
  Securities Available
  for Sale of $861, Net
  of Income Taxes.......         --     --        --        --      (1,149)         --       (1,149)
                                                                                           --------
Total Comprehensive
 Income.................                                                                     21,584
Dividends on Common
 Stock--$0.52 per share.         --     --        --     (6,532)       --           --       (6,532)
Exercise of Stock
 Options (Note 13)......     102,147      1       682                  --           --          683
Common Stock Issued
 under Restricted Stock
 Plans--Net of
 Amortization (Note 13).         --     --       (160)      446        --           --          286
Purchase of Treasury
 Stock..................    (279,205)   --        --        --         --        (5,299)     (5,299)
Redemption of Common
 Stock..................      (3,084)   --        (57)                 --           --          (57)
Tax Benefit of Option
 Compensation...........         --     --        468                  --           --          468
                          ----------   ----  --------  --------     ------     --------    --------
Balance at December 31,
 1999...................  12,523,152   $136  $ 37,962  $153,710     $ (724)    $(13,981)   $177,103
                          ----------   ----  --------  --------     ------     --------    --------
Comprehensive Income:
 Net Earnings...........         --     --        --     24,817        --           --       24,817
 Unrealized Gain on
  Securities Available
  for Sale of $4,388,
  Net of Income Taxes...         --     --        --        --       2,770          --        2,770
                                                                                           --------
Total Comprehensive
 Income.................                                                                     27,587
Dividends on Common
 Stock--$0.56 per share.         --     --        --     (7,045)       --           --       (7,045)
Exercise of Stock
 Options (Note 13)......      94,607      1       779                  --           --          780
Common Stock Issued
 under Restricted Stock
 Plans--Net of
 Amortization (Note 13).      36,000    --        792      (528)       --           --          264
Redemption of Common
 Stock Related to
 Somerset Merger (Note
 2).....................  (2,758,467)   (28)  (48,935)      --         --           --      (48,963)
Issuance of Common Stock
 Related to Somerset
 Merger (Note 2)........   2,579,631     26    45,763       --         --           --       45,789
Purchase of Treasury
 Stock..................     (15,000)   --        --        --         --          (283)       (283)
Reissuance of Treasury
 Stock..................       2,142    --         28       --         --            18          46
Option Consideration
 Related to Somerset
 Merger (Note 2)........         --     --      3,327       --         --           --        3,327
Redemption of Common
 Stock..................      (2,651)             (56)      --         --           --          (56)
Tax Benefit of Option
 Compensation...........         --     --        263       --         --           --          263
                          ----------   ----  --------  --------     ------     --------    --------
Balance at December 31,
 2000...................  12,459,414   $135  $ 39,923  $170,954     $2,046     $(14,246)   $198,812
                          ==========   ====  ========  ========     ======     ========    ========

                 See Notes to Consolidated Financial Statements

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended December 31
                                               -------------------------------
                                                 2000       1999       1998
(Dollars in Thousands)                         ---------  ---------  ---------
Cash Flows from Operating Activities
  Net Earnings................................ $  24,817  $  22,733  $  19,147
Adjustments to Reconcile Net Earnings to:
Net Cash Provided (Used) by Operating
 Activities
  Gain on Sale of Assets and Deposits, Net....    (4,878)   (11,992)   (10,181)
  Amortization of Premium, Discount, and
   Intangibles................................       233      2,104      2,368
  Depreciation and Amortization of Premises
   and Equipment..............................     2,923      2,524      2,211
  Loan and Mortgage Backed Securities Net
   Accretion..................................       906       (240)       490
  Provision for Loan Losses...................     9,756      9,410      9,780
  Origination of Loans Held For Sale Net of
   Principal Collected........................  (326,215)  (558,535)  (630,620)
  Proceeds from Sale of Loans Held for Sale...   315,606    647,113    598,676
  Tax Benefit of Option Compensation..........       263        468        870
  Change In:
    Accrued Interest Receivable...............    (4,773)    (1,874)      (358)
    Other Assets..............................   (10,268)   (14,058)   (15,932)
    Accrued Interest Payable..................     1,147      2,959        (69)
    Other Liabilities.........................       887      1,934      1,509
                                               ---------  ---------  ---------
Net Cash Provided (Used) by Operating
 Activities...................................    10,404    102,546    (22,109)
                                               ---------  ---------  ---------
Cash Flows from Investing Activities
  Proceeds from Sale of Securities Available
   for Sale...................................    57,255    203,238     43,882
  Proceeds from Maturities of Investment
   Securities Held to Maturity................       --         --          99
  Proceeds from Maturities of Securities
   Available for Sale.........................     6,645      9,486     27,684
  Purchase of Securities Available for Sale...   (60,000)  (234,502)   (77,636)
  Purchase of Federal Home Loan Bank Stock....    (1,248)    (3,731)    (3,405)
  Originations of Loans Net of Principal
   Collected..................................  (111,341)  (306,488)  (125,399)
  Proceeds from Sale of Loans.................    47,684     70,915      9,567
  Purchase of Premises and Equipment..........    (4,375)    (2,965)    (6,810)
  Acquisition of Somerset, Net of Cash
   Acquired (Note 2)..........................   (16,384)       --         --
  Proceeds from Sale of Premises and
   Equipment..................................        41      1,146        --
                                               ---------  ---------  ---------
Net Cash Used by Investing Activities.........   (81,723)  (262,901)  (132,018)
                                               ---------  ---------  ---------
Cash Flows from Financing Activities
  Net Change in Deposits......................    87,868    204,137    120,363
  Sale of Deposits (Note 7)...................       --    (112,350)       --
  Repayment of Federal Home Loan Bank
   Advances...................................  (535,100)  (662,087)  (344,048)
  Borrowings of Federal Home Loan Bank
   Advances...................................   505,000    701,694    413,837
  Net Change in Short-Term Borrowings.........    18,971     44,535    (21,532)
  Net Change in Advances by Borrowers for
   Taxes and Insurance........................     4,811       (581)       539
  Stock Option Proceeds.......................       724        626        702
  Common Stock Issued Under Deferred
   Compensation Plan..........................       --         --          65
  Payment for Fractional Shares...............       --         --         (10)
  Purchase of Treasury Stock..................      (283)    (5,299)    (2,242)
  Reissuance of Treasury Stock................        46        --         --
  Dividends Paid..............................    (7,045)    (6,532)    (6,125)
                                               ---------  ---------  ---------
Net Cash Provided by Financing Activities.....    74,992    164,143    161,549
                                               ---------  ---------  ---------
Net Change in Cash and Cash Equivalents.......     3,673      3,788      7,422
  Cash and Cash Equivalents at Beginning of
   Year.......................................    61,441     57,653     50,231
                                               ---------  ---------  ---------
  Cash and Cash Equivalents at End of Year.... $  65,114  $  61,441  $  57,653
                                               =========  =========  =========

                 See Notes to Consolidated Financial Statements

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Operations and Summary of Significant Accounting Policies

   First Indiana Corporation ("First Indiana" or the "Corporation") is a nondiversified, unitary savings and loan holding company. First Indiana Bank and its subsidiaries (collectively the "Bank"), the principal asset of the Corporation, is a federally chartered stock savings bank insured by the Federal Deposit Insurance Corporation. First Indiana is the largest publicly traded bank or thrift holding company based in Indianapolis.

   Somerset Financial Services, LLC ("Somerset"), also a subsidiary of the Corporation, was acquired in September 2000 when The Somerset Group, Inc. merged with the Corporation. Somerset is a comprehensive financial services company offering businesses and their owners a wide variety of financial services, including tax planning and preparation, accounting services, retirement and estate planning, and investment and wealth management. Somerset also has an extensive consulting practice spanning construction services, health care, entrepreneurial activities, real estate, information technology, and risk management.

   The Bank is engaged primarily in the business of attracting deposits from the general public and originating commercial, consumer, and construction loans. The Bank offers a full range of banking services from 24 banking centers located throughout Metropolitan Indianapolis, Franklin, Mooresville, Pendleton, Rushville, and Westfield, Indiana. In addition, the Bank has construction and consumer loan offices throughout Indiana and in Arizona, Florida, Illinois, North Carolina, Ohio, and Oregon. In the third quarter of 1999, the Bank sold the deposits and branch facilities of its Evansville banking centers.

   The Bank experiences substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the ability to offer attractive rates and the availability of convenient access. Direct competition for deposits comes from other depository institutions, money market mutual funds, corporate and government securities, and other non-insured investments. The primary factors in competing for loans are interest rates, loan origination fees, and loan product variety. Competition for origination of loans normally comes from other depository institutions, lending brokers, and insurance companies.

   The majority of the Bank's assets and liabilities consists of financial instruments (investments, loans, deposits, and borrowings). Each of these financial instruments earns or pays interest for a given term at a negotiated rate of interest. First Indiana's Asset/Liability Committee manages these financial instruments for the dual objectives of maximizing net interest income (the difference between interest income and interest expense) while limiting interest-rate risk. The Bank manages interest-rate risk by closely matching both the maturities and interest-rate repricing dates of its assets and liabilities. Should this matching objective not be achieved, significant, rapid, and sustained changes in market interest rates will significantly increase or decrease net interest income. Because of this risk, the Committee continuously monitors its financial instruments to ensure that these dual objectives are achieved. The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States. The more significant policies are summarized below.

   (A) Basis of Financial Statement Presentation--The Consolidated Financial Statements include the accounts of the Corporation, the Bank, and Somerset. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

   Material estimates that are particularly susceptible to significant change in the near term relate to the determination of allowances for loan and real estate owned losses.

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES

   (B) Investment Securities--The Bank classifies investments in debt and equity securities (investment securities) as trading, held to maturity, or available for sale. Investment securities classified as held to maturity are stated at cost, as adjusted for amortization of premiums and accretion of discounts using the level yield method. The Bank has the ability and positive intent to hold these securities to maturity.

   Securities classified as available for sale are stated at fair value, based on quoted market prices, with unrealized holding gains and losses excluded from earnings and reported net of related income taxes as a separate component of shareholders' equity until realized. A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Investments classified as trading are stated at fair value. Unrealized holding gains and losses for trading securities are included in earnings.

   Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available for sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

   (C) Federal Home Loan Bank Stock--As a member of the Federal Home Loan Bank System (FHLB), the Bank is required to own shares of capital stock in the FHLB. FHLB stock is carried at its cost of $100 par value per share since it is a restricted investment security. Investment in FHLB stock was $21,591,000 and $20,343,000 at December 31, 2000 and December 31, 1999.

   (D) Loans--Loans originated for portfolio are recorded at cost, with any discount or premium amortized to maturity using the level-yield method. Loans are placed on non-accrual status when payments of principal or interest become 91 days or more past due or earlier when an analysis of a borrower's creditworthiness indicates that payments could become past due. Interest income on such loans is recognized only to the extent that cash is received and where future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the opinion of management, the loans are estimated to be fully collectible.

   (E) Home Equity and Mortgage Loan Origination Activities--In general, the Bank originates selected fixed-rate home equity loans and fixed-rate residential mortgage loans for sale in the secondary market. Adjustable-rate residential mortgage and other home equity loans are originated primarily for investment purposes, with the intention of holding them to maturity. In certain instances, adjustable-rate mortgage loans originated are identified as held for sale. This action is taken primarily to effectively manage the total interest-rate risk levels of the Bank's asset/liability structure.

   Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. The Bank continuously monitors its loan pipeline and manages it through limits on market exposure. The total cost of home equity loans and residential mortgages originated with the intent to sell is allocated between the loan servicing right and the loan without servicing based on their relative fair values at the date of sale. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenue. For this purpose, estimated servicing revenues include late charges and other ancillary income. Estimated servicing costs include direct costs associated with performing the servicing function and allocations of other costs.

   Loan servicing rights are periodically evaluated for impairment by stratifying them based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), investor type (FHLMC, GNMA, private), term, and note rate. Impairment represents the excess of cost of an individual loan servicing rights stratum over its estimated fair value, and is recognized through a valuation allowance.

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES

   Fair values for individual strata are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors that are subject to change over time. Changes in these underlying assumptions could cause the fair value of loan servicing rights, and the related valuation allowance, to change significantly in the future. As of December 31, 2000 and 1999, the balance of capitalized loan servicing rights included in other assets was $8,249,000 and $8,759,000, with an estimated fair value of $13,795,000 and $11,405,000. The amounts capitalized in 2000, 1999, and 1998 were $3,280,000, $6,040,000, and
$3,891,000, and the amounts amortized to loan servicing income were $2,147,000, $1,919,000, and $1,823,000.

   (F) Loan Fees--Non-refundable loan fees and certain direct costs are deferred and the net amount amortized over the contractual life of the related loan as an adjustment of the yield.

   (G) Discounts, Premiums, and Prepaid Fees--Discounts and premiums on the purchase of loans and prepaid fees are amortized to interest income on a level-yield basis.

   (H) Real Estate Owned--Real estate owned (REO) generally is acquired by deed in lieu of foreclosure and is carried at the lower of cost or fair market value.

   (I) Loss Allowances--Allowances have been established for loan and REO losses. The provisions for losses charged to operations are based on management's judgment of current economic conditions and the credit risk of the loan portfolio and REO. Management believes that these allowances are adequate for losses inherent in the loan and REO portfolios. While management uses available information to recognize losses on loans and REO, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review these allowances and may require the Corporation to recognize additions to the allowances based on their judgment about information available to them at the time of their examination.

   A loan is considered impaired when it is probable that all principal and interest amounts due will not be collected in accordance with the loan's contractual terms. Impairment is recognized by allocating a portion of the allowance for loan losses to the extent that the recorded investment of an impaired loan exceeds its value. A loan's value is based on the loan's underlying collateral or the calculated present value of projected cash flows discounted at the contractual interest rate. Allocations on impaired loans are considered in relation to the overall adequacy of the allowance for loan losses and adjustments are made to the provision for loan losses as deemed necessary. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

   The recorded investment in impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in recorded investment. Increases or decreases due to changes in estimates of future payments and the passage of time are considered in relation to the overall adequacy of the allowance for loan losses.

   (J) Income Taxes--The Corporation uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. First Indiana files a consolidated income tax return.

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES

   (K) Earnings Per Share--Basic earnings per share for 2000, 1999, and 1998 were computed by dividing net earnings by the weighted average shares of common stock outstanding (12,572,987, 12,578,145, and 12,735,570, in 2000, 1999, and
1998, respectively). Diluted earnings per share for 2000, 1999, and 1998 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (12,797,743, 12,839,678, and 13,256,972, in 2000, 1999, and 1998, respectively). Dilution of the per-share calculation relates to stock options.

   (L) Premises and Equipment--Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the various classes of assets.

   (M) Cash and Cash Equivalents--For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks, and federal funds sold. Generally, federal funds are sold for one-day periods. All cash and cash equivalents mature within 90 days.

   (N) Reclassification--Certain amounts in the 1999 and 1998 Consolidated Financial Statements have been reclassified to conform to the current year presentation.

   (O) Comprehensive Income--Comprehensive income is the total of net income and all nonowner changes in shareholders' equity.

(2) Business Combination

   On September 29, 2000, First Indiana acquired The Somerset Group, Inc. (Somerset Group) by merger. Somerset Group, based in Indianapolis, Indiana, is a comprehensive financial services company offering a full array of tax planning, consulting, accounting, wealth management, and investment advisory services and investment and insurance products to the general public. Somerset Group owned 22 percent of the outstanding common stock of First Indiana prior to the acquisition. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the financial results of Somerset have been included in First Indiana's consolidated financial statements from the September 29, 2000 acquisition date. The purchase price of $67,213,000 included the cancellation of 2,758,467 of First Indiana's common shares held by Somerset Group with a value of $48,963,000. Somerset Group's common shares were exchanged for a combination of 2,579,631 First Indiana common shares and $17,228,000 in cash. The excess of purchase price over the fair value of the net identifiable assets acquired of $12,358,000 has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. At December 31, 2000, $345,000 in cash payments in exchange for 13,976 Somerset shares remained to be paid.

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

(3) Securities Available for Sale

   The amortized cost and estimated fair value of securities available for sale and the related unrealized gains and losses were as follows:

                                                    December 31, 2000
                                           -----------------------------------
                                                         Gross
                                                      Unrealized
(Dollars in Thousands)                     Amortized -------------  Fair Value
                                             Cost    Gains  Losses (Book Value)
                                           --------- ------ ------ -----------
U.S. Treasury and Government Agencies'
 Obligations.............................. $104,019  $2,470 $  --   $106,489
Mortgage-Backed Securities
  FHLMC...................................   31,917     395    --     32,312
  FNMA....................................   16,601     262    --     16,863
  Participation Certificates..............        5       1    --          6
Other Asset-Backed Securities.............      445     --     --        445
Corporate Debt Securities.................    2,550      44    --      2,594
Other Debt Securities.....................       75     --     --         75
                                           --------  ------ ------  --------
    Total................................. $155,612  $3,172 $  --   $158,784
                                           ========  ====== ======  ========

                                                    December 31, 1999
                                           -----------------------------------
                                                         Gross
                                                      Unrealized
(Dollars in Thousands)                     Amortized -------------  Fair Value
                                             Cost    Gains  Losses (Book Value)
                                           --------- ------ ------ -----------
U.S. Treasury and Government Agencies'
 Obligations.............................. $ 68,610  $  --  $  661  $ 67,949
Mortgage-Backed Securities
  FHLMC...................................   36,388      11    266    36,133
  FNMA....................................   18,719       7    131    18,595
  Participation Certificates..............        6     --     --          6
Other Asset-Backed Securities.............   15,717      26     24    15,719
Corporate Debt Securities.................   19,557      27    230    19,354
Other Debt Securities.....................      145       2    --        147
                                           --------  ------ ------  --------
    Total................................. $159,142  $   73 $1,312  $157,903
                                           ========  ====== ======  ========

   The maturity distribution of debt securities is shown below. The distribution of mortgage-backed securities and collateralized mortgage obligations is based on average expected maturities. Actual maturities might differ because issuers may have the right to call or prepay obligations.

                                                           December 31, 2000
                                                       -------------------------
                                                       Amortized Cost Fair Value
      (Dollars in Thousands)                           -------------- ----------
      Due in one year or less.........................    $     75     $     75
      Due after one year through five years...........     106,569      109,083
      Due after five years through ten years..........      18,757       19,054
      Due after ten years.............................      30,211       30,572
                                                          --------     --------
          Total.......................................    $155,612     $158,784
                                                          ========     ========

   Realized gains and losses related to securities available for sale were as follows:

                                                           2000    1999    1998
      (Dollars in Thousands)                               -----  -------  ----
      Realized Gains...................................... $  84  $   218  $769
      Realized Losses.....................................  (252)  (3,233)   (6)
                                                           -----  -------  ----
      Net Gains (Losses).................................. $(168) $(3,015) $763
                                                           =====  =======  ====

   Securities totaling $133,540,000 served as collateral for repurchase agreements on December 31, 2000.

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES

(4) Loans

                                                              December 31
                                                         ----------------------
                                                            2000        1999
      (Dollars in Thousands)                             ----------  ----------
      Residential Mortgage Loans
        Loans Held for Sale............................. $      331  $    5,996
        Loans Held in Portfolio.........................    462,761     470,824
      Single-Family Construction Loans..................    361,015     453,384
      Commercial Real Estate Loans......................     50,254      35,697
      Business Loans....................................    359,557     255,199
      Consumer Loans
        Home Equity Loans Held for Sale.................     48,882      26,571
        Home Equity Loans Held in Portfolio.............    678,357     630,355
        Installment Loans...............................      8,046       7,424
        Other Consumer Loans............................      2,873       3,162
      Undisbursed Portion of Loans
        Single-Family Construction Loans................   (153,446)   (179,374)
        Business Loans..................................    (46,800)    (19,258)
      Deferred Costs and Net Unearned Discounts.........     12,596      12,201
      Allowance for Loan Losses.........................    (33,578)    (28,759)
                                                         ----------  ----------
                                                         $1,750,848  $1,673,422
                                                         ==========  ==========

   The weighted average yield on loans was 8.97 percent and 8.64 percent at December 31, 2000 and 1999. Residential loans serviced for others amounted to $611,227,000 and $843,443,000 at December 31, 2000 and 1999. Consumer loans serviced for others amounted to $368,783,000 and $260,223,000 at December 31, 2000 and 1999. During 2000, the Bank sold $216,227,000 in out-of-market loan servicing at a gain of $1,251,000.

   Approximately 42 percent of First Indiana's single-family construction and permanent mortgage loans are secured by collateral located in Indiana, with another 23 percent and 19 percent located in North Carolina and Florida. Approximately 49 percent of the Bank's consumer loans are secured by collateral located in Indiana and its contiguous states, with approximately 32 percent located in Indiana. Approximately 32 percent of the Bank's commercial real estate loans are secured by collateral located in Indiana, with another 32 percent in North Carolina, and the remaining collateral located approximately equally in Arizona, Florida, and Oregon. The Bank's business loans are secured primarily by collateral located in Indiana and contiguous states.

   In connection with the Bank's efforts to establish a secondary market for its home equity loan originations, $270,191,000, $297,052,000, and $167,774,000 in fixed-rate loans were sold in 2000, 1999, and 1998. In addition, at December 31, 2000 and 1999, the Bank had classified $48,882,000 and $26,571,000 of home equity loans as held for sale.

   During 2000, 1999, and 1998, the Bank transferred $8,776,000, $9,542,000, and $9,572,000 from loans to real estate owned.

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

   Information relating to the Bank's impaired loans is outlined in the tables below:

                                                                   December 31
                                                                  -------------
                                                                   2000   1999
(Dollars in Thousands)                                            ------ ------
Impaired Loans with Related Specific Allowance................... $5,637 $1,719
Impaired Loans with No Related Specific Allowance................  1,481    --
                                                                  ------ ------
Total Impaired Loans............................................. $7,118 $1,719
                                                                  ====== ======

Specific Allowance on Impaired Loans............................. $1,704 $   71

                                                                   2000   1999
                                                                  ------ ------
Average Balance of Impaired Loans................................ $1,646 $  143
Interest Income Recognized on Impaired Loans.....................    688    107

   Non-accrual loans totaled $25,430,000 on December 31, 2000 and $17,672,000 on December 31, 1999.

(5) Allowance for Loan Losses

   A summary of activity in the allowance for loan losses for the three years ended December 31, 2000 follows:

                                                       2000     1999     1998
(Dollars in Thousands)                                -------  -------  -------
Balance of Allowance for Loan Losses at Beginning of
 Year...............................................  $28,759  $25,700  $22,414
Charge-Offs.........................................   (5,944)  (7,571)  (7,791)
Recoveries..........................................    1,007    1,220    1,297
                                                      -------  -------  -------
Net Charge-Offs.....................................   (4,937)  (6,351)  (6,494)
Provision for Loan Losses...........................    9,756    9,410    9,780
                                                      -------  -------  -------
Balance of Allowance for Loan Losses at End of Year.  $33,578  $28,759  $25,700
                                                      =======  =======  =======

(6) Premises and Equipment

                                                                December 31
                                                             ------------------
                                                               2000      1999
(Dollars in Thousands)                                       --------  --------
Land........................................................ $  4,858  $  3,485
Building....................................................    6,427     5,492
Leasehold Improvements......................................    1,571     1,513
Furniture and Equipment.....................................   25,067    21,648
Accumulated Depreciation....................................  (18,711)  (15,067)
                                                             --------  --------
                                                             $ 19,212  $ 17,071
                                                             ========  ========

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES

(7) Interest-Bearing Deposits

                                                               December 31
                                                          ---------------------
                                                             2000       1999
      (Dollars in Thousands)                              ---------- ----------
      Interest-Bearing Demand............................ $  115,651 $  117,674
      Savings............................................    375,331    361,179
      Certificates of Deposit $100,000 or Greater........    306,546    306,864
      Other Certificates of Deposit......................    478,619    412,618
                                                          ---------- ----------
                                                          $1,276,147 $1,198,335
                                                          ========== ==========

   Following is a table of maturities for certificates of deposit outstanding at December 31, 2000.

                                                                         Amount
      (Dollars in Thousands)                                            --------
      2001............................................................. $387,834
      2002.............................................................  259,075
      2003.............................................................   68,979
      2004.............................................................   54,111
      2005.............................................................   15,166
                                                                        --------
                                                                        $785,165
                                                                        ========

   Interest expense on deposits for the three years ended December 31, 2000 was as follows:

                                                          2000    1999    1998
      (Dollars in Thousands)                             ------- ------- -------
      Demand............................................ $ 1,830 $ 2,338 $ 2,941
      Savings...........................................  16,466  15,418  15,225
      Certificates of Deposit $100,000 or Greater.......  21,654  13,208  10,771
      Other Certificates of Deposit.....................  25,303  23,509  25,998
                                                         ------- ------- -------
                                                         $65,253 $54,473 $54,935
                                                         ======= ======= =======

   Cash paid during the year for interest on deposits, advances, and other borrowed money was $93,895,000, $72,616,000, and $73,149,000 for 2000, 1999,
and 1998.

(8) Short-Term Borrowings

   Federal funds purchased and securities sold under agreements to repurchase are classified as short-term borrowings. Repurchase agreements represent an indebtedness of the Bank secured by securities available for sale issued by (or fully guaranteed as to principal and interest by) the United States or an agency of the United States. All agreements represent obligations to repurchase the same securities at maturity. These securities are under the Bank's control.

   Following is a summary of short-term borrowings for each of the three years ended December 31:

                                                       2000     1999     1998
      (Dollars in Thousands)                         --------  -------  -------
      Balance at Year-End........................... $117,725  $98,754  $54,219
      Average During the Year.......................  107,849   56,348   52,922
      Maximum Month-End Balance.....................  120,816   98,754   62,620
      Weighted Average Rate During the Year.........     5.92%    4.96%    5.29%
      Weighted Average Rate at Year-End.............     6.09     5.35     4.81

   At December 31, 2000, the Bank had $80,000,000 in unused lines of credit available from local financial institutions for borrowing federal funds. There are no fees associated with these lines.

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES

(9) Federal Home Loan Bank Advances

   Each Federal Home Loan Bank (FHLB) is authorized to make advances to its member institutions, subject to FHLB regulations and limitations. Scheduled principal repayments of Federal Home Loan Bank advances outstanding at December 31, 2000 were:

                                                                         Amount
      (Dollars in Thousands)                                            --------
      2001............................................................. $ 65,107
      2002.............................................................  105,114
      2003.............................................................   75,122
      2004.............................................................   25,131
      2005.............................................................   50,790
      Thereafter.......................................................   15,490
                                                                        --------
                                                                        $336,754
                                                                        ========

   Federal Home Loan Bank advances outstanding at December 31, 2000 mature from January 2001 through May 2019. Certain FHLB advances are subject to calls by the FHLB at dates earlier than the actual maturity dates shown in the above table. The advances bear fixed or floating rates ranging from 3.50 percent to
8.57 percent. The weighted average interest rate at December 31, 2000 and 1999 was 6.32 percent and 5.75 percent. The FHLB advances are collateralized with FHLB stock and other qualifying assets. As of December 31, 2000 and 1999, the Bank had sufficient collateral under this agreement. Additionally, the Bank maintains an unused $10,000,000 line of credit with the FHLB. The fee associated with this line is two basis points annually.

(10) Income Taxes

   Income tax expense attributable to earnings before income taxes consists of:

                                                      Current Deferred   Total
      (Dollars in Thousands)                          ------- --------  -------
      Year Ended December 31, 2000
      Federal........................................ $15,381 $(2,795)  $12,586
      State and Local................................   2,499      20     2,519
                                                      ------- -------   -------
                                                      $17,880 $(2,775)  $15,105
                                                      ======= =======   =======
      Year Ended December 31, 1999
      Federal........................................ $10,371 $   353   $10,724
      State and Local................................   2,160     436     2,596
                                                      ------- -------   -------
                                                      $12,531 $   789   $13,320
                                                      ======= =======   =======
      Year Ended December 31, 1998
      Federal........................................ $ 9,611 $  (374)  $ 9,237
      State and Local................................   2,706     (99)    2,607
                                                      ------- -------   -------
                                                      $12,317 $  (473)  $11,844
                                                      ======= =======   =======

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES

   The effective income tax rate differs from the statutory federal corporate tax rate as follows:

                                                                Years Ended
                                                                December 31
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
      Statutory Rate.......................................... 35.0% 35.0% 35.0%
        State Income Taxes....................................  4.1   4.2   5.5
        Negative Goodwill..................................... (1.4) (1.8) (0.9)
        Non-Taxable Interest Income........................... (0.1) (0.1) (0.1)
        Other.................................................  0.2  (0.4) (1.3)
                                                               ----  ----  ----
      Effective Rate.......................................... 37.8% 36.9% 38.2%
                                                               ====  ====  ====

   Deferred income tax assets and liabilities result from temporary and timing differences in the recognition of income and expense for income tax and financial reporting purposes. The tax effects of temporary differences that give rise to significant portions of net deferred tax assets included in other assets are presented below:

                                                                  December 31
                                                                ---------------
                                                                 2000    1999
      (Dollars in Thousands)                                    ------- -------
      Deferred Tax Assets
        Allowance for Loan and REO Losses...................... $13,113 $11,671
        Pension and Retirement Benefits........................   3,354   3,308
        Interest Credited......................................     579     479
        Premises and Equipment.................................     565     449
        Accrued Compensation...................................     337     --
        Unrealized Loss on Investments.........................     --      493
        Other..................................................   1,271     717
                                                                ------- -------
                                                                 19,219  17,117
                                                                ------- -------
      Deferred Tax Liabilities
        Loan Servicing Rights..................................   3,079   3,014
        FHLB Stock Dividends...................................     540     559
        Net Deferred Loan Fees.................................   4,950   5,079
        Excess Tax Reserves....................................      76     158
        Unrealized Gain on Investments.........................   1,126     --
        Other..................................................     106      52
                                                                ------- -------
                                                                  9,877   8,862
                                                                ------- -------
      Net Deferred Tax Assets.................................. $ 9,342 $ 8,255
                                                                ======= =======

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

   In accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," a deferred liability has not been established for the Bank's tax bad debt base year reserves of $16,586,000. The

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES base year reserves are generally the balance of reserves as of December 31, 1987, reduced proportionally for reductions in the Bank's loan portfolio since that date. The base year reserves will continue to be subject to recapture and the Bank could be required to recognize a tax liability if (1) the Bank fails to qualify as a "bank" for federal income tax purposes, (2) certain distributions are made with respect to the stock of the Bank, (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses, or (4) there is a change in tax law.

   Cash paid during the year for income taxes was $15,619,000, $14,869,000, and $11,187,000 for 2000, 1999, and 1998.

(11) Shareholders' Equity

   The Corporation is subject to regulation as a savings and loan holding company by the Office of Thrift Supervision (OTS). The Bank, as a subsidiary of a savings and loan holding company, is subject to certain restrictions in its dealings with the Corporation. The Bank is further subject to the regulatory requirements applicable to a federal savings bank.

   Savings institutions are required to have risk-based capital of eight percent of risk-weighted assets. Risk-based capital is defined as the Bank's common equity, less goodwill and investments in non-mortgage-lending-related subsidiaries, plus general allowances for loan and REO losses. Risk weighting of assets is derived from assigning one of four risk-weighted categories to an institution's assets, based on the degree of credit risk associated with the asset. The categories range from zero percent for low-risk assets (such as United States Treasury securities) to 100 percent for high-risk assets (such as real estate owned). The book value of each asset is then multiplied by the risk weighting applicable to the asset category. The sum of the products of the calculation equals total risk-weighted assets. At December 31, 2000, the Bank's risk-based capital exceeded the minimum requirement.

   Savings institutions are also required to maintain a minimum leverage ratio, under which core (Tier One) capital must equal at least four percent of total assets. The components of core capital consist of common equity plus non-cumulative preferred stock and minority interests in consolidated subsidiaries, minus certain intangible assets, including purchased loan servicing. Savings institutions must also maintain minimum tangible capital of one and one-half percent of total assets. At December 31, 2000, the Bank exceeded the minimum tangible and core capital requirements.

   OTS has adopted additional minimum capital standards that place savings institutions into one of five categories, from "critically undercapitalized" to "well-capitalized," depending on levels of three measures of capital. A well-capitalized institution as defined by the regulations has a total risk-based capital ratio of at least ten percent, a Tier One risk-based capital ratio of at least six percent, and a leverage ratio of at least five percent. At December 31, 2000, First Indiana was classified as well-capitalized.

   The OTS has adopted regulations adding an interest rate risk (IRR) component to the capital regulation. Under this component an institution's IRR is measured by the decline in the net portfolio value that would result from a 200 basis point increase or decrease in market interest rates divided by the estimated economic value of assets. An institution whose measured IRR component exceeds two percent must deduct an IRR component in calculating total risk-based capital. The Bank's IRR at December 31, 2000 did not exceed two percent.

   First Indiana Corporation is not required under OTS regulations to meet regulatory capital restrictions. The following tables show First Indiana Bank's capital levels and compliance with all regulatory capital

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES requirements at December 31, 2000 and 1999. The Bank is classified as "well-capitalized" under the OTS regulatory framework for prompt corrective action, its highest classification. To be categorized as "well-capitalized," the Bank must maintain minimum total risk-based, tier one risk-based and tier one leverage ratios as set forth in the table. The table reflects categories of assets includable under OTS regulations. There are no conditions or events since the date of classification that management believes have changed the Bank's category.

                                              December 31, 2000
                             -------------------------------------------------------
                                                                       To be
                                                                  Well-Capitalized
                                                                     under OTS
                                                For Capital      Prompt Corrective
                                 Actual      Adequacy Purposes   Action Provisions
                             --------------  ------------------- -------------------
                              Amount  Ratio    Amount    Ratio     Amount    Ratio
   (Dollars in Thousands)    -------- -----  ---------- -------- ---------- --------
   Tangible Capital........  $173,075  8.38% $   30,992   1.50%         N/A     N/A
   Core (Tier One) Capital.   173,075  8.38      82,646   4.00   $  103,308    5.00%
   Tier One Risk-Based
    Capital................   173,075 10.08         N/A    N/A      103,024    6.00
   Total Risk-Based
    Capital................   193,079 11.24     137,365   8.00      171,706   10.00

                                              December 31, 1999
                             -------------------------------------------------------
                                                                       To be
                                                                  Well-Capitalized
                                                                     under OTS
                                                For Capital      Prompt Corrective
                                 Actual      Adequacy Purposes   Action Provisions
                             --------------  ------------------- -------------------
                              Amount  Ratio    Amount    Ratio     Amount    Ratio
   (Dollars in Thousands)    -------- -----  ---------- -------- ---------- --------
   Tangible Capital........  $157,725  7.98% $   29,635   1.50%         N/A     N/A
   Core (Tier One) Capital.   157,725  7.98      79,026   4.00   $   98,783    5.00%
   Tier One Risk-Based
    Capital................   157,725  9.94         N/A    N/A       95,171    6.00
   Total Risk-Based
    Capital................   176,090 11.10     126,895   8.00      158,619   10.00

   Pursuant to prior OTS regulations, liquidation accounts for the benefit of eligible account holders were established in amounts equal to the net worths of the merged or converted entities. At December 31, 2000, the liquidation accounts relating to all prior transactions aggregated $12,907,000, which amount satisfies the minimum required of each. The Bank is not permitted to pay dividends on its common stock if its shareholders' equity would be reduced below the aggregate amount then required for the liquidation accounts.

   The Corporation is not subject to any regulatory restrictions on the payment of dividends to its shareholders. However, the Bank may not declare or pay a cash dividend on its stock if, as a result, the Bank's capital would be reduced below the minimum requirements. The Bank is required to give the OTS 30 days' advance notice before declaring a dividend. Under OTS regulations, the Bank may, without prior OTS approval, make capital distributions to the Corporation of up to all of the Bank's net earnings over the most recent four-quarter period, less capital distributions made during such four-quarter period.

   The Corporation has a shareholder rights agreement, whereby each common shareholder is entitled to one preferred stock right for each share of common stock owned. The rights "flip in" upon the acquisition of 20 percent of the Corporation's outstanding common stock in a takeover attempt, and offer current shareholders a measure of protection for their investment in First Indiana.

   First Indiana's stock has split six times since December 31, 1991. In March 1998, the Corporation paid a six-for-five stock dividend. All share and per-share amounts were adjusted to reflect the stock dividend.

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES

(12) Commitments and Contingencies

   At December 31, 2000 and 1999, the Bank had the following outstanding commitments to fund loans:

                                                                 December 31
                                                              -----------------
                                                                2000     1999
      (Dollars in Thousands)                                  -------- --------
      Commitments to Fund:
        Single-Family Construction Loans..................... $149,964 $123,858
        Residential Mortgage Loans...........................    3,482   56,329
        Business Loans.......................................   46,800   19,258
        Commercial Real Estate Loans.........................    3,550   10,950
        Consumer Loans:
          Home Equity Loans..................................  158,740  169,482
          Other..............................................      --     5,764
                                                              -------- --------
                                                              $362,536 $385,641
                                                              ======== ========

   Of the commitments to fund loans at December 31, 2000, nearly all are commitments to fund variable-rate products.

   At December 31, 2000, the Bank had approximately $56,702,000 in commitments to repurchase convertible adjustable-rate mortgage loans from third-party investors. If the borrower under any of these loans elects to convert the loan to a fixed-rate loan, the investor has the option to require First Indiana to repurchase the loan. If the investor exercises this option, the Bank sets a purchase price for the loan which equals its market value, and immediately sells the loan in the secondary market. Thus, the Bank incurs minimal interest-rate risk upon repurchase because of the immediate resale.

   The Bank issues letters of credit on behalf of its commercial loan customers in exchange for a fee. At December 31, 2000, outstanding letters of credit totaled $35,966,000. Letters of credit issued to enhance the bond rating of economic development bonds totaled $31,124,000. Should these letters be submitted for payment, the Bank's collateral policy requires the assignment of the underlying commercial real estate. The Bank also had outstanding $1,740,000 of standby letters of credit which guarantee payment to a vendor for goods and services in the event of customer default. To ensure the completion of infrastructure improvements (sewers, streets, sidewalks, underground utilities, etc.), the Bank had outstanding $3,102,000 of completion letters of credit. These letters were issued to municipal authorities and utility companies on behalf of the Bank's commercial real estate borrowers. The standby and completion letters of credit are collateralized by all assets of the borrower. Evaluation of the credit risk associated with these letters of credit is part of the Bank's commercial loan review procedures.

   Rental Obligations--Obligations under non-cancelable operating leases for office space at December 31, 2000 require minimum future payments of $2,210,000 in 2001, $2,533,000 in 2002, $2,180,000 in 2003, $2,006,000 in 2004, $1,941,000
in 2005, and $9,180,000 thereafter. Minimum future payments have not been reduced by minimum sublease rental income of $255,000 receivable in the future under non-cancelable subleases. Rental expense on office buildings was $1,770,000, $1,736,000, and $1,637,000 for 2000, 1999, and 1998.

   Other Contingencies--Other lawsuits and claims are pending in the ordinary course of business on behalf of and against First Indiana. In the opinion of management, adequate provision has been made for these items in the Consolidated Financial Statements.

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES

(13) Employee Benefit Plans

   Retirement Plans--First Indiana is a participant in the Financial Institutions Retirement Fund (FIRF). This is a multi-employer defined benefit pension plan; separate actuarial valuations are not made with respect to each participating employer. Employees of Somerset are excluded from participation in this plan. According to FIRF administrators, the market value of the fund's assets exceeded the value of vested benefits in the aggregate as of June 30, 2000, the date of the latest actuarial valuation. Pension expense under this plan was $16,000, $16,000, and $12,000 for 2000, 1999, and 1998.

   First Indiana has voluntary savings plans for eligible employees which qualify under Section 401(k) of the Internal Revenue Code. The Corporation has one such plan for its employees and the employees of its subsidiaries other than Somerset. Somerset has one such plan for its employees. Employees can participate by designating a portion of their compensation to be contributed to the plan. The companies in turn match the first six percent of the employee contribution at rates ranging from $0.25 to $0.50 for every $1.00 in employee contributions. The Corporation's expenses for matching contributions in 2000, 1999, and 1998 were $248,000, $233,000, and $172,000. In addition, Somerset made non-elective contributions to its plan for the calendar year 2000 equal to three percent of each participant's compensation up to $170,000.

   Additionally, the Bank maintains non-qualified retirement plans for the advisory directors of its Mooresville and Rushville Divisions. The Corporation and the Bank maintain supplemental pension benefit plans covering certain of their senior officers and certain senior officers of the Bank's Mooresville and Rushville divisions. These supplemental benefit plans provide benefits for their participants that normally would be paid under FIRF but are precluded from being so paid by limitations under the Internal Revenue Code. In the case of some participants, benefits are provided in excess of those that normally would be paid under FIRF. Net periodic pension expenses for the foregoing non-qualified retirement plans and supplemental benefit plans were $756,000, $809,000, and $744,000 in 2000, 1999, and 1998. In determining these expenses, the unrecognized net transition obligation in respect of acquired institutions is being amortized over 15 years. The projected benefit obligations were determined using an assumed discount rate of 7.50 percent and 8.00 percent at December 31, 2000 and 1999. The assumed long-term salary increases were 5.00 percent at December 31, 2000 and December 31, 1999, compounded annually.

   The funded status of the program and the amounts reflected in the accompanying consolidated balance sheets are as follows:

                                                                  December 31
                                                                 --------------
                                                                  2000    1999
      (Dollars in Thousands)                                     ------  ------
      Projected Benefit Obligation.............................  $8,494  $8,098
      Fair Value of Plan Assets................................     --      --
                                                                 ------  ------
      Excess of Projected Benefit Obligation Over Fair Value of
       Plan Assets.............................................   8,494   8,098
      Unrecognized Net Transition Obligation...................    (146)   (158)
      Unrecognized Loss........................................    (763)   (914)
                                                                 ------  ------
      Accrued Pension Cost.....................................  $7,585  $7,026
                                                                 ======  ======

   Post-Retirement Benefits Other Than Pension--The projected benefit obligation for post-retirement medical, dental, and life insurance programs for Board members and certain officers of acquired institutions was $697,000 and $717,000, and the accrued liability under such programs was $1,149,000 and $1,123,000 at December 31, 2000 and 1999. Expenses under the programs were $29,000, $29,000, and $38,000 in 2000, 1999, and 1998, respectively.

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES

   The accumulated post-retirement benefit obligation was determined using an assumed discount rate of 7.50 percent and 8.00 percent at December 31, 2000 and 1999. The assumed long-term salary increase was 5.00 percent for 2000 and 1999. The assumed health care cost trend rates used were 6.00 percent for 1999 and
5.50 percent for 2000 and later years.

   Stock-Based Compensation--First Indiana has seven stock-based compensation plans, which are described below. First Indiana applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized in respect of stock option grants under the plans, except for deferred compensation expense in connection with certain Somerset options that is being amortized over the life of the respective options. The compensation cost charged against income for performance-based restricted stock grants under the plans was $480,000, $523,000, and $777,000, in 2000, 1999, and 1998. The
compensation cost charged against income for the Employees' Stock Purchase Plan was $252,000, $377,000, and $184,000 in 2000, 1999, and 1998.

   Had compensation cost in respect of options been determined based on the fair value of the option at the grant date consistent with the method of Statement of Financial Accounting Standard No. 123, First Indiana's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. The effects of applying FAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                                        2000    1999    1998
      (Dollars in Thousands, Except Per Share Data)    ------- ------- -------
      Net Earnings
        As Reported................................... $24,817 $22,733 $19,147
        Pro Forma.....................................  24,595  22,578  18,704
      Basic Earnings Per Share
        As Reported................................... $  1.97 $  1.81 $  1.50
        Pro Forma.....................................    1.96    1.80    1.46
      Diluted Earnings Per Share
        As Reported................................... $  1.94 $  1.77 $  1.44
        Pro Forma.....................................    1.92    1.76    1.41

   The fair value of each option at the date of grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998: dividend yield of 3.0 percent for all years; expected volatility of 35 percent for 2000, 32 percent for 1999 and 23 percent for 1998; weighted average risk-free interest rates of
6.73 percent, 5.22 percent, and 5.66 percent, respectively; and expected lives of seven years for all years.

   Fixed Stock Option Plans--First Indiana has three stock option plans: the 1991 Stock Option and Incentive Plan, the 1992 Directors' Stock Option Plan, and the 1998 Stock Option and Incentive Plan. Under the 1991 Plan, First Indiana is authorized to grant options to its employees for up to 562,500 shares of common stock. Under the 1998 Plan, First Indiana is authorized to grant options to its employees, directors, and consultants for up to 630,000 shares of common stock. Under the 1992 Plan, First Indiana is authorized to grant options to its outside directors (i.e., directors who are not employees of the Corporation or any subsidiary) for up to 262,500 shares of common stock. In the case of all options heretofore granted under the Plans, the exercise price of each option has equaled the market price of the Corporation's stock on the date of grant, the option's maximum term has been five years or ten years, and each option has vested fully at the end of a period ranging from one to five years from the date of grant. The 1998 Plan authorized the issuance of stock options for an exercise price which is less than the market value of the option stock on the date of grant. Separate stock option plans were adopted upon completion of the mergers resulting in Evansville, Rushville, and Mooresville divisions, which allow grants for up to approximately 415,000 shares of common stock. In lieu of cash, some optionees elect to fund their option exercises with stock they currently own. In that event, the Corporation

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES cancels the stock certificates received from the optionee in the stock swap transaction. In addition to the options outstanding at December 31, 2000, 485,733 shares of common stock were available for future grants or awards.

   As part of the merger with Somerset Group, First Indiana assumed three additional stock option plans. Only the options outstanding under these plans were converted to options to acquire First Indiana Corporation common stock options. No additional options may be issued under these plans.

   Somerset Group's 1991 and 1998 Stock Incentive Plans provided for granting of qualified and non-qualified stock options to officers and other key employees at the quoted market value of the Company's common stock on the date of the grant. The two plans are essentially identical. Qualified options are exercisable during either a period of two to five years or a period of three to five years after the date of grant, and expire five years from the date of the grant. Non-qualified options are exercisable during a period of six months to ten years after the date of the grant and expire ten years from the date of the grant.

   Somerset Group's 1991 Director Stock Option Plan provided for the granting of stock options to non-employee directors of Somerset Group. Grants issued are non-qualified stock options, which do not afford favorable tax treatment to recipients and which normally result in tax deductions to First Indiana. On the merger date, Somerset Group's Board of Directors was terminated. Under this plan, the outstanding options of Somerset's former directors must be exercised or will expire March 29, 2001.

   The following table summarizes information about stock options outstanding at December 31, 2000.

                                Options Outstanding                   Options Exercisable
                  ----------------------------------------------- ----------------------------
     Range of                   Weighted Remaining    Weighted       Number        Weighted
     Exercise      Outstanding   Contractual Life     Average      Exercisable     Average
      Prices      at 12/31/2000      (years)       Exercise Price at 12/31/2000 Exercise Price
   -------------  ------------- ------------------ -------------- ------------- --------------
   $ 3.00-$ 7.00     144,663           1.74            $ 6.88        144,663        $ 6.88
     7.01- 15.00     241,824           3.88             11.10        241,824         11.10
    15.01- 28.00     600,814           5.89             19.50        252,064         20.91
                     -------                                         -------
     3.00- 28.00     987,301           4.79             15.59        638,551         14.02
                     =======                                         =======

   A summary of the status of First Indiana's fixed stock option plans as of December 31, 2000, 1999, and 1998, and changes during the years then ended is presented below.

                                   2000                    1999                     1998
                          ----------------------- ------------------------ ------------------------
                                      Weighted                 Weighted                 Weighted
                                      Average                  Average                  Average
                          Shares   Exercise Price  Shares   Exercise Price  Shares   Exercise Price
                          -------  -------------- --------  -------------- --------  --------------
Outstanding at Beginning
 of Year................  658,087      $13.42      661,898      $11.56      688,076      $ 8.33
Granted.................  144,926       19.79      101,476       18.98      119,316       23.52
Somerset Replacement
 Options................  303,100       16.43          --          --           --          --
Exercised...............  (94,607)       8.26     (102,147)       6.68     (139,147)       6.37
Surrendered.............  (24,205)      20.88       (3,140)      20.44       (6,347)      24.67
                          -------                 --------                 --------
Outstanding at End of
 Year...................  987,301       15.59      658,087       13.42      661,898       11.56
                          =======                 ========                 ========
Options Exercisable at
 Year-End...............  638,551                  553,677                  548,902
                          =======                 ========                 ========
Weighted Average Fair
 Value of Options
 Granted During the
 Year...................  $  9.65                 $   5.68                 $   6.25
                          =======                 ========                 ========

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES

   Performance-Based Stock Plan--Under the 1991 and 1998 Stock Option and Incentive Plans, First Indiana may award restricted stock to executive officers. On January 23, 1997, First Indiana awarded 43,500 shares of stock among three executive officers. On April 15, 1998, First Indiana awarded 6,000 shares of stock to an executive officer. The restrictions on these awarded shares ended in January 2000 upon the achievement of specified performance objectives. On January 20, 2000, First Indiana awarded 36,000 shares of stock among three executive officers. All of these shares are subject to recall by First Indiana in the event certain specified performance objectives are not met by December 31, 2002. First Indiana expensed $480,000, $523,000, and $777,000, in 2000, 1999, and 1998, respectively, in connection with the 1997 and 2000 awards.

   Employees' Stock Purchase Plan--Under the 1987 Employees' Stock Purchase Plan, all full-time employees and directors are eligible to participate after six months' employment. Approximately 51 percent of eligible employees participated in the plan in 2000. Under the terms of the Plan, employees can choose to have up to 10 percent of their annual base earnings withheld to purchase the Corporation's common stock. The Corporation matches the employee contribution at rates ranging from 25 percent to 50 percent according to the criteria specified within the plan. The contributions are then paid to a trustee, who purchases the Corporation's stock each month at the then prevailing market price. First Indiana's matching contributions were $252,000, $377,000, and $184,000 for the years ended 2000, 1999, and 1998, respectively.

(14) Parent Company Only Statements

                                                                December 31
   Condensed Balance Sheets                                  ------------------
                                                               2000      1999
   (Dollars in Thousands)                                    --------  --------
   Assets
     Certificate of Deposit and Checking Account with the
      Bank.................................................. $    501  $    501
     Due from (to) Bank.....................................     (152)   16,260
     Investment in the Bank.................................  177,389   157,002
     Investment in Somerset Financial Services..............   10,797       --
     Goodwill...............................................    5,133       --
     Other Assets...........................................    5,574     3,340
                                                             --------  --------
       Total Assets......................................... $199,242  $177,103
                                                             ========  ========
   Liabilities.............................................. $    430  $    --
   Shareholders' Equity.....................................  198,812   177,103
                                                             --------  --------
       Total Liabilities and Shareholders' Equity........... $199,242  $177,103
                                                             ========  ========

                                                      Years Ended December 31
   Condensed Statements of Earnings                   -------------------------
                                                       2000     1999     1998
   (Dollars in Thousands)                             -------  -------  -------
   Cash Dividends from the Bank.....................  $10,045  $ 6,532  $15,295
   Interest Income on Certificate of Deposit........       32       25       28
   Expenses.........................................   (2,936)  (2,557)  (1,965)
   Income Tax Benefit...............................    1,107    1,000      786
                                                      -------  -------  -------
   Earnings Before Equity in Undistributed Net
    Earnings of Subsidiaries........................    8,248    5,000   14,144
   Equity in Undistributed Net Earnings of the Bank.   16,676   17,733    5,003
   Equity in Undistributed Net Earnings (Loss) of
    Somerset Financial Services.....................     (107)     --       --
                                                      -------  -------  -------
       Net Earnings.................................  $24,817  $22,733  $19,147
                                                      =======  =======  =======

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES

                                                       Years Ended December 31
   Condensed Statements of Cash Flows                 ---------------------------
                                                        2000      1999     1998
   (Dollars in Thousands)                             --------  --------  -------
   Cash Flows from Operating Activities
     Net Earnings.................................... $ 24,817  $ 22,733  $19,147
     Adjustments to Reconcile Net Earnings to Net
      Cash Provided by Operating Activities
       Equity in Undistributed Earnings..............  (16,569)  (17,733)  (5,003)
       Amortization of Restricted Stock Plan.........      264       286      427
       Change in Other Liabilities...................      430       --       (64)
       Change in Due from the Bank and Other Assets..   15,298     6,302   (7,767)
                                                      --------  --------  -------
   Net Cash Provided by Operating Activities.........   24,240    11,588    6,740
                                                      --------  --------  -------
   Cash Flows from Investing Activities
     Investment in Equity Security...................      --       (851)     --
     Acquisition of Somerset.........................  (17,945)      --       --
                                                      --------  --------  -------
   Net Cash Used by Investing Activities.............  (17,945)     (851)     --
                                                      --------  --------  -------
   Cash Flows from Financing Activities
     Stock Option Proceeds...........................      724       626      702
     Common Stock Issued Under Deferred Compensation
      Plan...........................................      --        --        65
     Purchase of Treasury Stock......................     (237)   (5,299)  (2,242)
     Payment for Fractional Shares...................      --        --       (10)
     Tax Benefit of Option Compensation..............      263       468      870
     Dividends Paid..................................   (7,045)   (6,532)  (6,125)
                                                      --------  --------  -------
   Net Cash Used by Financing Activities.............   (6,295)  (10,737)  (6,740)
                                                      --------  --------  -------
   Net Change in Cash and Cash Equivalents...........      --        --       --
   Cash and Cash Equivalents at the Beginning of the
    Year.............................................      501       501      501
                                                      --------  --------  -------
   Cash and Cash Equivalents at the End of the Year.. $    501  $    501  $   501
                                                      ========  ========  =======

(15) Interim Quarterly Results (Unaudited)

                                               First  Second   Third  Fourth
   (Dollars in Thousands, Except Per Share    Quarter Quarter Quarter Quarter
   Data)                                      ------- ------- ------- -------
   2000
   Total Interest Income..................... $40,256 $43,184 $45,042 $44,328
   Net Interest Income.......................  18,961  19,561  19,861  19,385
   Provision for Loan Losses.................   2,439   2,439   2,439   2,439
   Earnings Before Income Taxes..............   8,912  10,158  10,592  10,260
   Net Earnings..............................   5,517   6,179   6,470   6,651
   Basic Earnings Per Share..................    0.44    0.49    0.51    0.53
   Diluted Earnings Per Share................    0.43    0.48    0.50    0.53

   1999
   Total Interest Income..................... $34,383 $35,917 $37,545 $38,581
   Net Interest Income.......................  16,584  17,490  18,244  18,533
   Provision for Loan Losses.................   2,460   2,460   1,950   2,540
   Earnings Before Income Taxes..............   7,619   8,096  10,531   9,807
   Net Earnings..............................   4,630   5,021   6,622   6,460
   Basic Earnings Per Share..................    0.37    0.40    0.53    0.52
   Diluted Earnings Per Share................    0.36    0.39    0.52    0.50

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES

(16) Estimated Fair Value of Financial Instruments

   The following table discloses the estimated fair value of financial instruments and is made in accordance with the requirements of Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Corporation using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates herein are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amount.

   Cash and Cash Equivalents--For cash and equivalents, the carrying amount is a reasonable estimate of fair value.

   Securities Available for Sale--For securities, fair values are based on quoted market prices or dealer quotes.

   Federal Home Loan Bank Stock--Federal Home Loan Bank (FHLB) Stock is valued at its cost because it is a restricted investment security that can only be sold to other FHLB member institutions or redeemed by the FHLB.

   Loans Receivable--For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Interest rates on such loans approximate current lending rates.

   Deposits--The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities, but not less than the carrying amount.

   Borrowings--Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

   Commitments to Extend Credit and Letters of Credit--The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also includes the difference between current levels of interest rates and the committed rates. The fair value of guaranties and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

   Accrued Interest Receivable and Accrued Interest Payable--The estimated fair value of these financial instruments approximates their carrying value.

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES

Estimated Fair Value of Financial Instruments

                                          December 31, 2000   December 31, 1999
                                         ------------------- -------------------
                                         Carrying Estimated  Carrying Estimated
                                          Amount  Fair Value  Amount  Fair Value
   (Dollars in Thousands)                -------- ---------- -------- ----------
   Assets
     Cash and Cash Equivalents.........  $ 65,114  $ 65,114  $ 61,441  $ 61,441
     Securities Available for Sale.....   158,784   158,784   157,903   157,903
     Federal Home Loan Bank Stock......    21,591    21,591    20,343    20,343
     Loans
       Residential Mortgage Loans......   465,153   465,067   480,361   479,309
       Single Family Construction
        Loans..........................   204,646   204,763   268,546   267,335
       Commercial Real Estate Loans....    49,142    46,602    35,111    35,114
       Business Loans..................   305,310   308,515   231,591   231,707
       Consumer Loans..................   732,077   716,949   665,097   662,058
     Accrued Interest Receivable.......    18,327    18,327    13,554    13,554
   Liabilities
     Deposits
       Non-Interest-Bearing Demand
        Deposits.......................   123,836   123,836   113,780   113,780
       Interest-Bearing Demand
        Deposits.......................   115,651   115,651   117,674   117,674
       Savings.........................   375,331   375,331   361,179   361,179
       Certificates of Deposit $100,000
        or Greater.....................   306,546   309,983   306,864   306,864
       Other Certificates of Deposit...   478,619   482,658   412,618   412,618
     Borrowings
       FHLB Advances...................   336,754   340,549   366,854   363,664
       Short-Term Borrowings...........   117,835   117,835    98,754    98,765
     Accrued Interest Payable..........     6,752     6,752     5,605     5,605
   Off Balance Sheet Instruments
     Commitments to Extend Credit......       --        (63)      --       (245)

(17) Segment Reporting

   The Corporation's business units are primarily organized to operate in the financial services industry, and are determined by the products and services offered. The consumer segment includes the origination, sale, and portfolio activities of both home equity and installment loans, and the residential segment encompasses the portfolio of both residential first mortgage and Community Reinvestment Act loans. The business segment originates construction, commercial, and commercial real estate loans, and provides traditional cash management services to business customers. Investment portfolio management is included in the treasury segment. FirstTrust Indiana includes the services, fees and costs of the trust segment. The retail segment includes the Bank's 24-branch network and investment and insurance division. The Somerset segment includes all activities of the Corporation's Somerset Financial Services subsidiary. Revenues in the Corporation's segments are generated from loans, deposits, investments, servicing fees, loan sales, and fee income. There are no foreign operations.

   The following segment financial information is based on the internal management reporting software used by the Corporation to monitor and manage financial performance. The Corporation evaluates segment performance based on average assets and profit or loss before income taxes and indirect expenses. Indirect expenses include the Corporation's overhead and support expenses. The Corporation attempts to match fund each business unit by reviewing the earning assets and costing liabilities held by each unit and assigning an appropriate expense or income offset based on the Treasury yield curve. The Corporation accounts for intersegment revenues, expenses, and transfers based on estimates of the actual costs to perform the intersegment services.

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES

Segment Reporting

                                                                                     Somerset                      2000
                                                                  Retail             Financial Intersegment    Consolidated
                         Business  Consumer Residential Treasury  Banking FirstTrust Services  Eliminations       Totals
(Dollars in Thousands)   --------  -------- ----------- --------  ------- ---------- --------- ------------    ------------
Average Segment Assets.  $563,265  $744,710  $516,697   $219,185  $22,347   $1,219    $2,707     $ (2,617) (1)  $2,067,513
Net Interest Income....    21,793    24,478     7,236      2,951   18,061      --         24        3,225  (2)      77,768
Non-Interest Income....     4,171     7,240       699       (158)   6,169    1,727     2,052        3,738  (3)      25,638
Intersegment Income
 (Expense).............       --      3,379      (266)       --       --       --        --        (3,113) (4)         --
Significant Noncash
 Items:
 Provision for Loan
  Losses...............     3,991     5,639       126        --       --       --        --           --             9,756
 Goodwill Amortization.       --        --        --         --        83      --        110           86              279
Earnings (Loss) before
 Income Tax............    14,128    23,700     5,648      1,868   10,283      280      (105)     (15,880) (3)      39,922

                                                                                                                   1999
                                                                  Retail                       Intersegment    Consolidated
                         Business  Consumer Residential Treasury  Banking FirstTrust           Eliminations       Totals
                         --------  -------- ----------- --------  ------- ----------           ------------    ------------
Average Segment Assets.  $482,519  $638,870  $514,278   $182,729  $53,037   $  851               $ 16,554  (1)  $1,888,838
Net Interest Income....    17,330    22,460     7,173      1,049   15,817      --                   7,022  (2)      70,851
Non-Interest Income....     4,228     7,538       889      4,538    4,791    1,080                  3,894  (3)      26,958
Intersegment Income
 (Expense).............    (1,945)    4,821     5,381        --       957      --                  (9,213) (4)         --
Significant Noncash
 Items:
 Provision for Loan
  Losses...............     3,149     6,174        87        --       --       --                     --             9,410
 Goodwill Amortization.       --        --        --         --        71      --                     --                71
Earnings (Loss) before
 Income Tax............    11,298    24,895     6,455      4,611    5,685     (452)               (16,439) (3)      36,053

                                                                                                                   1998
                                                                  Retail                       Intersegment    Consolidated
                         Business  Consumer Residential Treasury  Banking                      Eliminations       Totals
                         --------  -------- ----------- --------  -------                      ------------    ------------
Average Segment Assets.  $352,883  $661,990  $479,913   $183,107  $46,939                        $ (9,817) (1)  $1,715,015
Net Interest Income....    13,486    17,079     2,868      1,003    9,927                          19,486  (2)      63,849
Non-Interest Income....     3,661    18,696    (7,229)     1,917    3,259                           2,373  (3)      22,677
Intersegment Income
 (Expense).............    (1,551)    5,369     6,984        --     2,666                         (13,468) (4)         --
Significant Noncash
 Items:
 Provision for Loan
  Losses...............     2,568     7,076       136        --       --                              --             9,780
 Goodwill Amortization.       --        --        --         --        71                             --                71
Earnings (Loss) before
 Income Tax............    10,697    29,731    (1,428)     2,576    2,871                         (13,456) (3)      30,991

--------
(1) Segment assets differ from consolidated assets due to reclassification adjustments (primarily related to income tax assets) that are not reflected in the management reporting system.
(2) The net interest income amounts in the segment results reflect not only the actual interest income and expense from segment activities, but also amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to each asset and liability based on the treasury yield curve. These match-funding entries are not made to the Corporation's actual results.
(3) Represents income and expense items, which are allocated to Corporate overhead departments. These amounts are included in the Corporation's overall results, but are not part of the management reporting system.
(4) Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, an amount is paid to the origination office, which is capitalized in the portfolio and amortized over a four-year period. These charges are similar to premiums paid for the purchase of loans, and are treated as such for management reporting. These entries are not made to the Corporation's actual results.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
of First Indiana Corporation:

   We have audited the accompanying Consolidated Balance Sheets of First Indiana Corporation and Subsidiaries as of December 31, 2000 and 1999 and the related Consolidated Statements of Earnings, Shareholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Indiana Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                                    /S/ KPMG LLP

Indianapolis, Indiana
January 16, 2001

                     STATEMENT OF MANAGEMENT RESPONSIBILITY

   Management of First Indiana Corporation has prepared and is responsible for the financial statements and for the integrity and consistency of other related information contained in the Annual Report. In the opinion of management, the financial statements, which necessarily include amounts based on management's estimates and judgments, have been prepared in conformity with generally accepted accounting principles appropriate to the circumstances.

   The Corporation maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with the Corporation's authorizations and policies, and that transactions are properly recorded so as to permit preparation of financial statements that fairly present the financial position and results of operations in conformity with generally accepted accounting principles. Internal accounting controls are augmented by written policies covering standards of personal and business conduct and an organizational structure providing for division of responsibility and authority.

   The effectiveness of and compliance with established control systems is monitored through a continuous program of internal audit and credit examinations. In recognition of cost-benefit relationships and inherent control limitations, some features of the control systems are designed to detect rather than prevent errors, irregularities, and departures from approved policies and practices. Management believes the system of controls has prevented or detected on a timely basis any occurrences that could be material to the financial statements and that timely corrective actions have been initiated when appropriate.

   The Corporation engaged the firm of KPMG LLP, independent certified public accountants, to render an opinion on the financial statements. The accountants have advised management that they were provided with access to all information and records necessary to render their opinion.

   The Board of Directors exercises its responsibility for the financial statements and related information through the Audit Committee, which is composed entirely of outside directors. The Audit Committee meets regularly with management, the auditor of the Corporation, and KPMG LLP to assess the scope of the annual audit plan, to review the status and results of audits, to review the Annual Report on Form 10-K, including major changes in accounting policies and reporting practices, and to approve non-audit services rendered by the independent auditors.

   KPMG LLP also meets with the Audit Committee, without management present, to afford the Committee the opportunity to express its opinion on the adequacy of compliance with established corporate policies and procedures and the quality of financial reporting.


/s/ Marni McKinney
-------------------------------------
           Marni McKinney
  Vice Chairman and Chief Executive
               Officer

/s/ Owen B. Melton, Jr.
-------------------------------------       /s/ William J. Brunner
                                          -------------------------------------
         Owen B. Melton, Jr.                       William J. Brunner
    President and Chief Operating             Vice President and Treasurer
               Officer

January 16, 2001

                                     PART I

Item 1. Business

First Indiana Corporation

   First Indiana Corporation, an Indiana corporation formed in 1986 ("First Indiana" or the "Corporation"), is a nondiversified, unitary savings and loan holding company. The principal assets of the Corporation are the outstanding stock of First Indiana Bank (the "Bank") and Somerset Financial Services, LLC ("Somerset"), its wholly owned subsidiaries. The Corporation's business consists of the Bank, the Bank's subsidiaries, and Somerset. The Bank's subsidiaries include One Mortgage Corporation, a mortgage origination subsidiary; One Investment Corporation, an operating subsidiary; Pioneer Service Corporation, a limited partner investor in an apartment complex; and One Property Corporation, a real estate investment subsidiary.

   The metropolitan area served by the Bank consists of Indianapolis, the state's capital and largest city, and the surrounding suburban and agricultural areas in the central part of the State. The population of the metropolitan Indianapolis area in 1999 was approximately 1,500,000. Indianapolis' diversified economy includes manufacturing and service industries, such as Eli Lilly & Company (pharmaceuticals), the federal and state governments, General Motors (automotive), and Ameritech (communications).

First Indiana Bank

   The Bank is a federally chartered stock savings bank whose depository accounts are insured by the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC). Established in 1915, the Bank was operated as a federally chartered mutual savings and loan institution until August 1983, when it converted to a federal stock savings bank. The Bank has $2,065,912,000 in assets.

   The Bank is engaged primarily in the business of attracting deposits from the general public and originating home equity loans, single-family construction loans, and business loans. The Bank offers a full range of banking services through 24 banking offices located throughout metropolitan Indianapolis, Franklin, Pendleton, Westfield, Mooresville, and Rushville, Indiana. The Bank also originates home equity loans indirectly through a network of loan originators and loan agents throughout the United States.

   The Bank has construction and consumer loan service offices throughout Indiana and in Arizona, Florida, Illinois, North Carolina, Ohio, and Oregon. In early 1999, the Bank began using a new operating subsidiary, One Investment Corporation, to purchase and sell loan participations originated by the Bank and by others in the secondary market.

   The Bank experiences substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the ability to offer attractive interest rates and products, and meeting and exceeding customer expectations regarding office locations, flexible hours, and on-line banking availability. Direct competition for deposits comes from other depository institutions, money market mutual funds, and other investment products. The primary factors in competing for loans are interest rates, loan origination fees, and loan product variety. Competition for origination of loans normally comes from other depository institutions, lending brokers, and insurance companies.

   In the fourth quarter of 2000, the Board of Directors of the Corporation authorized management to file an application with the Office of the Comptroller of the Currency to charter a national bank. The new bank will be named First Indiana Bank, N.A., and will assume most of the assets and liabilities of the Corporation's existing subsidiary thrift institution. Following regulatory approval, First Indiana will transfer the majority of its banking assets and liabilities to the new bank. Thrift regulations provide greater flexibility for financial institutions that operate in numerous states. Accordingly, First Indiana's current thrift subsidiary will be retained for purposes of facilitating its interstate consumer lending business. Management filed the application in December 2000 and expects regulatory approval in the first half of 2001. Approval of First Indiana Corporation's shareholders will not be required, and no reduction in employees will occur as a result of the new charter.

Somerset Financial Services

   Somerset is a comprehensive financial services company offering businesses and their owners a wide variety of financial services, including tax planning and preparation, accounting services, retirement and estate planning, and investment and wealth management. Somerset also has an extensive consulting practice spanning construction services, health care, entrepreneurial activities, real estate, information technology, and risk management.

   The merger of First Indiana and Somerset greatly expands the financial services options for clients of both companies. In addition to traditional banking products, First Indiana's clients will have access to advisers who can recommend comprehensive solutions for making their business more successful. Somerset's clients will be able to draw from the expertise of bankers who can advise them on the right combination of financial services products.

   The merger of these two affiliated companies will enable the Corporation to capitalize on revenue enhancement opportunities existing between the businesses of the Bank and Somerset, thereby expanding and diversifying the Corporation's income. Although the merger has not yet contributed significantly to First Indiana's earnings, the merger complements the Corporation's overall strategy of transforming the Bank from a traditional thrift institution to a more comprehensive financial services provider. In addition, the extensive nature of Somerset's services gives the Corporation a competitive advantage in its markets by broadening the array of financial solutions that both the Bank and Somerset can offer their clients.

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

   One Investment Corporation. One Investment Corporation is a wholly owned subsidiary that engages in the purchase and sale of loan participations originated both by the Bank and by others in the secondary market.

   One Mortgage Corporation. One Mortgage Corporation is a wholly owned subsidiary formed in 1983 to originate single-family residential mortgage loans outside of Indiana for sale to the Bank or for sale into the secondary market. Since the third quarter of 1999, when the Bank exited the traditional mortgage banking business in favor of originating mortgages for our relationship customers, One Mortgage Corporation has not engaged in any such activities.

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

Regulation

Federal Deposit Insurance Corporation Improvement Act of 1991

   The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) contains various provisions intended to recapitalize the Bank Insurance Fund and enacts a number of regulatory reforms that affect all insured depository institutions, regardless of the insurance fund in which they participate. Among other things, FDICIA grants the OTS broader regulatory authority to take prompt corrective action against insured institutions that do not meet capital requirements, including placing severely under-capitalized institutions into conservatorship or receivership. Since the Bank exceeded all capital requirements at December 31, 2000, these provisions are not expected to have an impact on its operations.

Gramm-Leach-Bliley Act of 1999

   On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (GLB Act). The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by repealing certain provisions of the Glass-Steagall Act and revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a "Financial Holding Company." "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities approved by order or regulation of the Federal Reserve Board. The GLB Act also permits national banks to engage in certain expanded activities through the formation of financial subsidiaries and restricts financial institutions from sharing customer nonpublic personal information with non-affiliated parties unless the customer has had an opportunity to opt out of the disclosure.

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

   To the extent that the GLB Act permits commercial banks, securities firms, and insurance companies to affiliate, the Act may have the effect of increasing the amount of competition that the Corporation faces from other companies offering financial products, many of which may have substantially more financial resources.

Savings and Loan Holding Company Regulations

   General. Under the Home Owner's Loan Act (HOLA), as amended, the Director of the OTS has regulatory jurisdiction over savings and loan holding companies. The Corporation, as a savings and loan holding company within the meaning of HOLA, is subject to regulation, supervision, and examination by and the reporting requirements of the Director of OTS.

Savings Institution Regulation

   General. As a SAIF-insured savings institution, the Bank is subject to supervision and regulation by the OTS. Under OTS regulations, the Bank is required to obtain audits by independent auditors and to be examined periodically by the Director of OTS. The Bank is subject to assessments by OTS and the FDIC to cover the costs of such examinations. The OTS may revalue assets of the Bank based upon appraisals and require the establishment of specified reserves in amounts equal to the difference between such revaluation and the book value of the assets. The Director of the OTS also is authorized to promulgate regulations to ensure the safe and sound operations of savings institutions and may impose various requirements and restrictions on the activities of savings institutions.

   The regulations and policies of the OTS for the safe and sound operations of savings institutions can be no less stringent than those established by the OCC for national banks. Additionally, under the FDICIA, the OTS prescribed safety and soundness regulations in 1995 relating to (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth; and (vi) compensation and benefit standards for officers, directors, employees, and principal shareholders. These regulations did not have a material effect on First Indiana.

   As a member of SAIF, the Bank is also subject to regulation and supervision by the FDIC, in its capacity as administrator of SAIF, to ensure the safety and soundness of SAIF.

   Qualified Thrift Lender Requirement. In order for the Bank to exercise the powers granted to federally chartered savings institutions, it must be a "qualified thrift lender" (QTL). A savings institution is a QTL if its qualified thrift investments equal or exceed 65 percent of the savings institution's portfolio assets on a monthly average basis in nine out of 12 months. As amended by the FDICIA, qualified thrift investments generally consist of (i) various housing related loans and investments (such as single-family construction and mortgage loans, home improvement loans, mobile home loans, home equity loans, and mortgage-backed securities); (ii) certain obligations of the FDIC, the Federal Savings and Loan Insurance Corporation Resolution Fund and the Resolution Trust Corporation (for limited periods); and
(iii) shares of stock issued by any Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, or the Federal National Mortgage Association.

   At December 31, 2000, the qualified thrift investment percentage test for the Bank was near 77 percent. The Bank complies with the new QTL test as revised upon enactment of FDICIA.

   Liquidity. Under applicable federal regulations, savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain banker's acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of withdrawable deposits plus short-term borrowings. Under HOLA, this liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of four percent to ten percent, depending upon economic conditions and the deposit flows of member institutions. The Bank's liquidity ratio at December 31, 2000 was 7.28 percent. In 1997, the OTS lowered the liquidity requirement to four percent of net withdrawable assets, simplified the definition of net withdrawable assets, and eliminated a separate requirement for short-term liquidity. At December 31, 2000, the Bank was in compliance with these liquidity requirements.

   Loans-to-One-Borrower Limitations. HOLA generally requires savings institutions to comply with the loans-to-one-borrower limitations applicable to national banks. In general, national banks may make loans to one borrower in amounts up to 15 percent of the bank's unimpaired capital and surplus, plus an additional ten percent of capital and surplus for loans secured by readily marketable collateral. At December 31, 2000, the Bank's loan-to-one borrower limitation was approximately $30,761,000, and no loans to a single borrower exceeded that amount.

   Commercial Real Property Loans. HOLA limits the aggregate amount of commercial real estate loans that a federal savings institution may make to an amount not in excess of 400 percent of the savings institution's capital. The Bank was in compliance with the commercial real property loan limitation at December 31, 2000.

   Limitation on Capital Distributions. Under OTS regulations, a savings institution has no restrictions on capital distributions as long as, after the distribution, it is still classified as "adequately capitalized." An adequately capitalized savings association is one with a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a leverage ratio of four percent or greater. Under OTS regulations, the Bank may, without prior OTS approval, make capital distributions to the Corporation of up to all of the Bank's net earnings over the most recent four-quarter period, less capital distributions made during such four-quarter period.

   Limitation of Equity Risk Investments. Under applicable regulations, the Bank is generally prohibited from investing directly in equity securities and real estate (other than that used for offices and related facilities or acquired through, or in lieu of, foreclosure or on which a contract purchaser has defaulted). In addition, OTS regulations limit the aggregate investment by savings institutions in certain equity risk investments including equity securities, real estate, service corporations, and operating subsidiaries and loans for the purchase of land and construction loans made after February 27, 1987 on non-residential properties with loan-to-value ratios exceeding 80 percent. At December 31, 2000, the Bank was in compliance with the equity risk investment limitations.

   Insurance of Deposits. FDIC-insured institutions pay deposit insurance premiums depending on their placement within one of nine categories. The categories are determined by (i) the insured institution's placement in capital group 1, 2, or 3, depending on its classification as "well-capitalized," "adequately capitalized," or "undercapitalized," and (ii) its supervisory rating of A, B, or C. Prior to October 1, 1996, well-capitalized institutions with a supervisory rating of A paid $0.23 per $100 of deposits, while undercapitalized institutions with a rating of C paid $0.31 per $100 of deposits.

   In the third quarter of 1996, the FDIC levied an industry-wide special assessment to recapitalize the Savings Association Insurance Fund (SAIF), which insures the Bank's customers' deposits. The Bank incurred a one-time pre-tax charge to earnings of $6,749,000 to comply with this assessment. Beginning January 1, 1997, deposit insurance premiums between $0.00 and $0.27 per $100 of deposits are in effect, based on the same nine-category rating system discussed in the previous paragraph. The Deposit Insurance Funds Act of 1996 (Funds Act) also separated, effective January 1, 1997, the Financing Corporation (FICO) assessment to service the interest on its bond obligations from the SAIF assessment. As part of the deposit insurance assessments, institutions pay a FICO assessment for debt service requirements. The FICO assessment rate is subject to change on a quarterly basis, depending on the debt service requirements. In January 2000, the Bank paid $0.0212 per $100 of deposits to comply with this assessment. The total deposit insurance expense paid was $271,000, $712,000, and $691,000 for 2000, 1999, and 1998, respectively.

   The Bank was a well-capitalized institution throughout 2000, and paid no deposit insurance premiums other than the FICO assessment. Because it is well-capitalized, the Bank will continue to pay no deposit insurance premiums in 2001, but these premiums could increase in the future if the aggregate SAIF premiums paid by all SAIF-insured institutions do not equal or exceed 1.25 percent of insurable deposits.

   Community Reinvestment Act. Ratings of savings institutions under the Community Reinvestment Act of 1977 (CRA) must be disclosed. The disclosure includes both a four-tier descriptive rating using terms such as satisfactory and unsatisfactory and a written evaluation of each institution's performance. Also, the FHLB is required to adopt regulations establishing standards of community investment and service for members of the FHLB System to meet to be eligible for long-term advances. Those regulations are required to take into account a savings institution's CRA record and the member's record of lending to first-time home buyers. At December 31, 2000, the Bank's rating was "satisfactory." The Bank intends to maintain its long-standing record of community lending and to meet or exceed CRA standards.

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

   Section 375b (22(h)) of the Federal Reserve Act imposes restrictions on loans to executive officers, directors, and principal shareholders. Under
Section 375b (22(h)), loans to an executive officer or to a greater than ten percent shareholder of a savings institution, or certain affiliated entities of either, may not exceed the institution's loan-to-one-borrower limit when considered with all other outstanding loans to such person and affiliated entities. Section 375b (22(h)) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and greater than ten percent shareholders of a savings institution and their respective affiliates, unless the loan is approved in advance by a majority of the board of directors of the institution, with any interested director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person) for which such prior board of director approval is required, as the greater of $25,000 or five percent of capital and surplus. Prior board of director approval is also required if an amount is requested that, when aggregated with all other extensions of credit to that person, and all related interests of that person, exceeds $500,000. The Bank is in compliance with these regulations.

Federal Home Loan Bank System

   The Federal Home Loan Bank System (FHLB) consists of 12 regional banks, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLB provides a central credit facility for member savings institutions. As a member of the FHLB, First Indiana is required to own shares of capital stock in the FHLB. The calculation of the required stock amount is the greater of one percent of the aggregate unpaid mortgage loan, 0.3 percent of total assets, or 1/20 of its advances from the FHLB. As of December 31, 2000, the Bank was in compliance with this requirement.

Federal Reserve System

   The Federal Reserve Board has adopted regulations that require savings institutions to maintain non-earning reserves against their transaction accounts (primarily NOW and regular checking accounts) and non-personal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than one and one-half years. At December 31, 2000, the Bank was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the Director of the OTS. Because required reserves must be maintained in the form of vault cash and/or non-interest-bearing deposits at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

Federal Securities Law

   The stock of the Corporation is registered with the SEC under the Securities Exchange Act of 1934 (Exchange Act). The Corporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

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

Taxation

   Federal. The Corporation, on behalf of itself, the Bank and its subsidiaries, and Somerset, files a calendar tax year consolidated federal income tax return and reports items of income and expense using the accrual method of accounting.

   In accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109), a deferred liability has not been established for the Bank's tax bad debt base year reserves of $16,586,000. The base year reserves are generally the balance of reserves as of December 31, 1987, reduced proportionally for reductions in the Bank's loan portfolio since that date. The base year reserves will continue to be subject to recapture and the Bank could be required to recognize a tax liability if: (i) the Bank fails to qualify as a "bank" for federal income tax purposes; (ii) certain distributions are made with respect to the stock of the Bank; (iii) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (iv) there is a change in tax law. The enactment of this legislation had no material impact on the Corporation's operations or financial position.

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

   The Federal Financial Institutions Examination Council (FFIEC) has adopted all provisions of SFAS 109 for regulatory reporting purposes, including those provisions related to deferred tax assets. However, the FFIEC agencies have imposed a limitation on the amount of net deferred tax assets that may be included in the calculation of regulatory capital. The limitation requires an institution to deduct from capital, when computing its regulatory capital ratios, any amount of net deferred tax asset that is not supported by the sum of the carryback potential of the institution plus the lower of the next twelve months' estimated earnings or 10.0 percent of Tier 1 capital. At December 31, 2000, First Indiana met all the above requirements and had no adjustments to regulatory capital.

   The Internal Revenue Service has examined the federal income tax returns of First Indiana through 1998.

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

Employees

   At December 31, 2000, the Corporation and its subsidiaries employed 668 persons, including part-time employees. Management considers its relations with its employees to be excellent. None of these employees is represented by any collective bargaining group.

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

Item 2. Properties

   At December 31, 2000, the Corporation operated through 24 full-service banking centers and 11 loan origination offices in addition to its headquarters and operations locations. The Corporation leases its headquarters location in downtown Indianapolis and owns its operations facilities in Greenwood, Indiana. The aggregate carrying value at December 31, 2000 of the properties owned or leased, including headquarters properties and leasehold improvements at the leased offices, was $19,212,000. See Notes 6 and 12 to the Corporation's Consolidated Financial Statements.

Item 3. Legal Proceedings

   There are no pending legal proceedings to which the Corporation or any subsidiary was a party or to which any of their property is subject other than ordinary routine litigation incidental to its business which, in the opinion of management, is not material to the Corporation's business, operations, or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Corporation's security holders during the three months ended December 31, 2000.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
Matters

 Market Information

   The Corporation's stock is traded on the NASDAQ National Market. As of February 16, 2001, there were approximately 1,741 holders of record of the Corporation's common stock. The following table contains high and low bid information as reported by NASDAQ.

                                         2000                     1999
                               ------------------------ ------------------------
                                High   Low   Book Value  High   Low   Book Value
                               ------ ------ ---------- ------ ------ ----------
      First Quarter........... $23.19 $16.63   $14.32   $19.94 $17.75   $13.21
      Second Quarter..........  20.25  10.88    14.67    21.63  18.00    13.30
      Third Quarter...........  25.06  19.00    15.39    25.69  20.50    13.82
      Fourth Quarter..........  25.25  20.06    15.96    26.00  19.75    14.14

   For restrictions on the Corporation's present or future ability to pay dividends, see Note 11 of "Notes to Consolidated Financial Statements."

   The Corporation paid a cash dividend of $0.14 per share outstanding in each quarter of 2000 and $0.13 per share outstanding in each quarter of 1999.

Item 6. Selected Financial Data

   The information required by this item is shown on page 3 under the heading "Five-Year Summary of Selected Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information required by this item is shown on pages 3-25 under the heading "Financial Review."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The information required by this item is shown on pages 20-23 under the heading "Asset/Liability Management and Market Risk."

Item 8. Financial Statements and Supplementary Data

   The Corporation's Consolidated Financial Statements and Notes to Consolidated Financial Statements at December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000 are shown on pages 26-52. The Corporation's unaudited quarterly financial data for each of the years in the two-year period ended December 31, 2000 is shown in Note 15 of "Notes to Consolidated Financial Statements" on page 47.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item with respect to the directors is incorporated by reference to pages 5-8 and page 22 of the Corporation's Proxy Statement under the heading "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance."

   The following table sets forth information about the executive officers of the Corporation, the Bank, and Somerset who are not directors of the Corporation or the Bank. All executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

                                                                               Year First
        Name                             Position                        Age Elected Officer
        ----                             --------                        --- ---------------
 William J. Brunner Vice President and Treasurer of the Corporation;     41       2000
                    Chief Financial Officer and Senior Vice President,
                    Financial Management Division of the Bank

 Patrick J. Early   President, Somerset Financial Services               43       1989

 David A. Lindsey   Senior Vice President, Consumer Finance Division     50       1983
                    of the Bank

 Merrill E. Matlock Senior Vice President, Commercial Banking Division   51       1984
                    of the Bank

 Timothy J. O'Neill Senior Vice President, Correspondent Banking         53       1972
                    Services Division of the Bank

 Edward E. Pollack  Senior Vice President, Technology and Operations     52       1998
                    Division of the Bank

 Kenneth L. Turchi  Senior Vice President, Retail Banking, Marketing,    42       1987
                    and Strategic Planning Division of the Bank

   William J. Brunner has been with the Bank since May 2000, and currently serves as the Corporation's vice president and treasurer, and the Bank's chief financial officer and senior vice president, Financial Management Division. He also serves as the chairman of the Bank's Asset/Liability Committee. Prior to joining First Indiana, Mr. Brunner served in a number of financial positions at commercial banks, including as senior vice president and director of capital and asset/liability management, as well as director of corporate planning, from March 1999 to May 2000, vice president of treasury management from November 1996 to March 1999, and chief financial officer from May 1995 to November 1996.

   Patrick J. Early has served as president of Somerset Financial Services since the time of the merger with First Indiana Corporation in September 2000. He joined Whipple & Company, the predecessor firm to Somerset Financial Services, in 1979 and served as president from 1989 until the merger with The Somerset Group, Inc. in 1998. From 1998 until September 2000, he was president of Somerset Financial Services, a division of the Somerset Group, Inc. He also served as president of The Somerset Group, Inc. from January 2000 until the merger in September.

   David A. Lindsey has been with the Bank since 1983, serving as the Bank's senior vice president, Consumer Finance Division. He oversees the Bank's national consumer sales force.

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

   Edward E. Pollack has been with the Bank since 1998, and currently serves as the Bank's senior vice president, Technology and Operations Division. He leads the Information Technology, Loan Servicing, Deposit

Services, and Administrative Support departments. Prior to joining First Indiana, he served from 1982 to 1998 in a variety of executive positions, including president and chief executive officer, at the nation's largest guarantor of student loans.

   Kenneth L. Turchi joined First Indiana in September 1985 and currently serves as senior vice president, Retail Banking, Marketing, and Strategic Planning Division. His duties include strategic planning, marketing, advertising, market research, investor and public relations, mortgage lending, the Bank's call center, retail banking center sales, and First Indiana Investor Services, the Bank's investment and insurance division.

Item 11. Executive Compensation

   The information required by this item with respect to executive compensation is incorporated by reference to pages 9-20 of the material under the heading "Executive Compensation" in the Corporation's Proxy Statement.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a. The following documents are filed as part of this report:

                                                                         Page(s)
                                                                         -------
   Financial Statements
     Consolidated Balance Sheets as of December 31, 2000 and 1999......      26

     Consolidated Statements of Earnings for the Years Ended December
      31, 2000, 1999, and 1998.........................................      27

     Consolidated Statements of Shareholders' Equity for the Years
      Ended December 31, 2000, 1999, and 1998..........................      28

     Consolidated Statements of Cash Flows for the Years Ended December
      31, 2000, 1999, and 1998.........................................      29

     Notes to the Consolidated Financial Statements....................   30-50

     Independent Auditors' Report......................................      51

   Exhibits
     Refer to list of exhibits on pages................................   65-66

b. The Corporation filed the following Current Reports on Form 8-K between October 1, 2000 and February 16, 2001:

             Date                              Item Reported
             ----                              -------------
   October 4, 2000......... The Somerset Group, Inc. merged with and into First
                            Indiana Corporation on September 29, 2000.

   December 12, 2000....... First Indiana Corporation announced on December 11,
                            2000 that its Board of Directors had authorized
                            management to file an application with the Office
                            of the Comptroller of the Currency to charter a
                            national bank to assume most of the assets and
                            liabilities of First Indiana Bank, First Indiana
                            Corporation's subsidiary thrift institution.

   January 25, 2001........ First Indiana Corporation announced that its Board of Directors had authorized payment of a quarterly
                            dividend. Also on January 25, 2001, First Indiana
                            Corporation provided the investment community
                            historical data which had not yet been publicly
                            released in the form of an oral slide presentation.

c. The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit index on pages 65-66.

d. Financial Statement Schedules required by Regulation S-X.

     None

                                 EXHIBIT INDEX

 Exhibit
 Number
 -------
   3(a)  Articles of Incorporation of First Indiana Corporation, as amended.*A

   3(b)  Amended and Restated Bylaws of First Indiana Corporation.*A

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

  10(a)  First Indiana Bank 1997 Long-Term Management Performance Incentive
         Plan, incorporated by reference to Exhibit 10(a) of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1997. *B

  10(b) First Indiana Corporation 1991 Stock Option and Incentive Plan, incorporated by reference to Exhibit A of the Registrant's March 20, 1991 Proxy Statement, Pages A-1 to A-8. *B

  10(c) First Indiana Corporation 1998 Stock Incentive Plan, incorporated by reference to Exhibit 10(c) of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1997. *B

  10(d) First Indiana Corporation 1992 Director Stock Option Plan, incorporated by reference to Exhibit A of the Registrant's March 13, 1992 Proxy Statement, Pages A-1 to A-3. *B

  10(e) First Indiana Corporation 1992 Stock Option Plan, incorporated by reference to Exhibit A of the Registrant's March 12, 1993 Proxy
         Statement, pages 15 to 19. *B

  10(f)  First Indiana Corporation Supplemental Benefit Plan effective May 1,
         1997, incorporated by reference to Exhibit 10(f) of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1997. *B

  10(g) First Indiana Corporation Supplemental Benefit Plan Agreement effective May 1, 1997 between Registrant and Robert H. McKinney, incorporated by reference to Exhibit 10(g) of the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1997. *B

  10(h) First Indiana Corporation Supplemental Benefit Plan Agreement effective May 1, 1997 between Registrant and each of Owen B. Melton,
         Jr. and Marni McKinney, incorporated by reference to Exhibit 10(h) of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1997. *B

  10(i)  Supplemental Benefit Plan Agreement effective May 1, 1997 between
         First Indiana and each of David L. Gray, David A. Lindsey, Merrill E.
         Matlock, Timothy J. O'Neill, and Kenneth L. Turchi, and effective
         January 4, 1999 between First Indiana and Edward E. Pollack, and effective May 6, 2000 between First Indiana and William J. Brunner incorporated by reference to Exhibit 10(i) of the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1997. *B

  10(j)  Form of Employment Agreement between Registrant and each of Robert H.
         McKinney, Owen B. Melton, Jr., and Marni McKinney, incorporated by reference to Exhibit 10(j) of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1997. *B

  10(k)  Form of Employment Agreement between First Indiana and each of David
         L. Gray, David A. Lindsey, Merrill E. Matlock, Timothy J. O'Neill,
         Kenneth L. Turchi, Edward E. Pollack, and William J. Brunner incorporated by reference to Exhibit 10(k) of the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1997. *B

 Exhibit
 Number
 -------
  10(l)  Agreement and Plan of Reorganization dated April 19, 2000 between The
         Somerset Group, Inc. and First Indiana Corporation, incorporated by reference to Annex A to the joint proxy statement and prospectus contained in Registrant's registration statement on Form S-4, effective August 18, 2000, file no. 333-39926.

  10(m)  The Somerset Group, Inc. 1991 Stock Incentive Plan.*A

  10(n)  The Somerset Group, Inc. 1998 Stock Incentive Plan.*A

  10(o)  The Somerset Group, Inc. 1991 Directors Stock Option Plan.*A

  10(p)  The Somerset Group, Inc. Employee Stock Purchase Plan.*A

  21     Subsidiaries of First Indiana Corporation and First Indiana Bank.*A

  23     Consent of KPMG LLP.*A

--------
*A These have been filed with the 10-K.
*B Management contract or compensation plan or arrangement.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          First Indiana Corporation

                                                     /s/ Owen B. Melton, Jr.
                                          By:__________________________________
                                                    Owen B. Melton, Jr.
                                               President and Chief Operating
                                                          Officer
                                                   Date: March 1, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2001.

                                    Officers




       /s/ Robert H. McKinney
By: _________________________________        /s/ Marni McKinney
                                          By: _________________________________
         Robert H. McKinney                           Marni McKinney
              Chairman                      Vice Chairman and Chief Executive
                                              Officer (Principal Executive
                                                        Officer)

    /s/ William J. Brunner
By: _________________________________
         William J. Brunner
    Vice President and Treasurer
  (Principal Financial Officer and
    Principal Accounting Officer)

                                   Directors





    /s/ Andrew Jacobs, Jr.
By: _________________________________             /s/ Robert H. McKinney
                                          By: _________________________________
         Andrew Jacobs, Jr.                        Robert H. McKinney



     /s/ Marni McKinney
By: _________________________________
                                                   /s/ Owen B. Melton, Jr.
                                          By: _________________________________
             Marni McKinney
                                                   Owen B. Melton, Jr.




          /s/ John W. Wynne
By: _________________________________          /s/ Phyllis W. Minott
                                          By: _________________________________
            John W. Wynne                           Phyllis W. Minott