Form 10-Q
period 2001-03-31
FIRST INDIANA CORP
filed 2001-05-10
CIK 789670

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q
           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2001

                                       or

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
               For the Transition Period from ________ to ________
                         Commission File Number 0-14354

                            FIRST INDIANA CORPORATION
             (Exact name of registrant as specified in its charter)

                Indiana                                35-1692825
----------------------------------------- --------------------------------------
     (State or other jurisdiction of       (IRS Employer Identification Number)
      incorporation or organization)

135 North Pennsylvania Street, Indianapolis, IN                  46204
------------------------------------------------------- ------------------------
    (Address of principal executive office)                    (Zip Code)

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

                 Class                                     Shares
----------------------------------------- --------------------------------------
 Common Stock, par value $0.01 per share          Outstanding at 4/30/2001
                                                         12,519,964

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


                                                                            Page

Part I         Financial Information

Item 1.        Financial Highlights                                           3

               Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets as of March 31, 2001,    4
               December 31, 2000, and March 31, 2000

               Condensed Consolidated Statements of Earnings for the Three    5
               Months Ended March 31, 2001 and 2000

               Condensed Consolidated Statements of Shareholders' Equity for 6 the Three Months Ended March 31, 2001

               Condensed Consolidated Statements of Cash Flows for the        7
               Three Months Ended March 31, 2001 and 2000

               Notes to Condensed Consolidated Financial Statements           8

Item 2.        Management's Discussion and Analysis of Financial Condition   12
               and Results of Operations

Item 3.        Disclosures About Market Risk                                 17

Part II        Other Information                                             20

               Signatures                                                    21


Financial Highlights
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                     For the Three Months Ended
                                                                              March 31
                                                           -----------------------------------------
                                                                 2001                   2000
                                                           ------------------     ------------------
Total Interest Income                                               $ 42,603               $ 40,256
Total Interest Expense                                                23,477                 21,295
Net Earnings                                                           6,690                  5,517

Basic Earnings Per Share                                                0.54                   0.44
Diluted Earnings Per Share                                              0.52                   0.43
Dividends Per Share                                                     0.16                   0.14

Net Interest Margin                                                     3.82 %                 3.93 %
Net Interest Spread                                                     3.07                   3.26
Efficiency Ratio                                                       55.75                  52.18
Return on Average Equity                                               13.35                  12.37
Return on Average Assets                                                1.31                   1.11
Average Shares Outstanding                                        12,482,134             12,607,682
Average Diluted Shares Outstanding                                12,836,997             12,798,432


                                                                           At March 31
                                                           -----------------------------------------
                                                                 2001                   2000
                                                           ------------------     ------------------
Assets                                                           $ 2,106,853            $ 2,065,247
Loans                                                              1,814,360              1,794,217
Deposits                                                           1,442,309              1,351,794
Shareholders' Equity                                                 205,717                180,770
Shareholders' Equity/Assets                                             9.76 %                 8.75 %
Shareholders' Equity Per Share                                       $ 16.44                $ 14.32
Market Closing Price                                                   26.25                  18.50
Price/Earnings Multiple                                                12.62 x                10.76 x



Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)

                                                                                  March 31   December 31    March 31
                                                                                    2001         2000         2000
                                                                              ----------------------------------------
Assets
  Cash                                                                            $ 34,825     $ 43,114      $ 46,732
  Federal Funds Sold                                                                21,000       22,000        15,000
                                                                              ----------------------------------------
    Total Cash and Cash Equivalents                                                 55,825       65,114        61,732
  Securities Available for Sale                                                    158,768      158,784       153,113
  Federal Home Loan Bank Stock                                                      21,591       21,591        20,343
  Loans
    Business                                                                       356,851      312,757       254,775
    Consumer                                                                       748,509      748,289       718,839
    Residential Mortgage                                                           441,288      466,125       510,734
    Single-Family Construction                                                     216,186      207,569       276,265
    Commercial Real Estate                                                          51,526       49,734        33,604
                                                                              ----------------------------------------
  Total Loans                                                                    1,814,360    1,784,474     1,794,217
    Allowance for Loan Losses                                                      (34,747)     (33,578)      (30,130)
                                                                              ----------------------------------------
  Net Loans                                                                      1,779,613    1,750,896     1,764,087
  Premises and Equipment                                                            20,055       19,212        17,167
  Accrued Interest Receivable                                                       16,848       18,327        14,129
  Real Estate Owned - Net                                                            3,225        2,593         1,146
  Goodwill                                                                          13,602       13,904         1,599
  Other Assets                                                                      37,326       35,527        31,931
                                                                              ----------------------------------------
Total Assets                                                                    $2,106,853  $ 2,085,948   $ 2,065,247
                                                                              ========================================

Liabilities and Shareholders' Equity
  Liabilities
    Non-Interest-Bearing Deposits                                                $ 133,009    $ 123,836     $ 139,797
    Interest-Bearing Deposits
        Demand Deposits                                                            110,664      115,651       109,102
        Savings Deposits                                                           399,485      375,331       362,706
        Certificates of Deposit                                                    799,151      785,165       740,189
                                                                              ----------------------------------------
      Total Interest-Bearing Deposits                                            1,309,300    1,276,147     1,211,997
                                                                              ----------------------------------------
    Total Deposits                                                               1,442,309    1,399,983     1,351,794
    Short-Term Borrowings                                                          110,001      117,725       114,842
    Federal Home Loan Bank Advances                                                306,719      336,754       391,821
    Accrued Interest Payable                                                         6,289        6,752         6,394
    Advances by Borrowers for Taxes and Insurance                                   13,756        6,188         4,844
    Other Liabilities                                                               22,062       19,734        14,782
                                                                              ----------------------------------------
  Total Liabilities                                                              1,901,136    1,887,136     1,884,477
                                                                              ----------------------------------------
  Shareholders' Equity
    Preferred Stock, $.01 Par Value:  2,000,000 Shares Authorized; None Issued           -            -             -
    Common Stock, $.01 Par Value:  33,000,000 Shares Authorized;
      Issued:  2001 - 13,616,028 Shares;
           2000 - 13,561,085 and 13,712,527 Shares                                     136          135           137
    Capital Surplus                                                                 40,656       39,923        39,341
    Retained Earnings                                                              175,712      170,954       156,733
    Accumulated Other Comprehensive Income (Loss)                                    3,459        2,046        (1,478)
    Treasury Stock at Cost: 2001 - 1,101,671 Shares;
         2000 - 1,101,671 and 1,086,671 Shares                                     (14,246)     (14,246)      (13,963)
                                                                              ----------------------------------------
  Total Shareholders' Equity                                                       205,717      198,812       180,770
                                                                              ----------------------------------------
Total Liabilities and Shareholders' Equity                                      $2,106,853  $ 2,085,948   $ 2,065,247
                                                                              ========================================

See Notes to Condensed Consolidated Financial Statements



Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                           Three Months Ended March 31
                                                                       -------------------------------------
                                                                              2001              2000
                                                                       -------------------------------------
Interest Income
  Loans                                                                          $ 39,400          $ 37,068
  Securities Available for Sale                                                     2,595             2,661
  Dividends on Federal Home Loan Bank Stock                                           426               405
  Federal Funds Sold                                                                  182               122
                                                                       -------------------------------------
    Total Interest Income                                                          42,603            40,256
                                                                       -------------------------------------
Interest Expense
  Deposits                                                                         17,138            14,395
  Short-Term Borrowings                                                             1,426             1,370
  Federal Home Loan Bank Advances                                                   4,913             5,530
                                                                       -------------------------------------
    Total Interest Expense                                                         23,477            21,295
                                                                       -------------------------------------
Net Interest Income                                                                19,126            18,961
  Provision for Loan Losses                                                         2,439             2,439
                                                                       -------------------------------------
Net Interest Income After Provision for Loan Losses                                16,687            16,522
                                                                       -------------------------------------

Non-Interest Income
  Loan and Deposit Charges                                                          2,075             1,653
  Loan Servicing Income                                                               328               296
  Loan Fees                                                                           983               657
  Trust Fees                                                                          500               306
  Other Financial Services Fees                                                     4,069                 -
  Insurance Commissions                                                               335                34
  Sale of Loans                                                                     2,148             1,020
  Sale of Investment Securities                                                         -                10
  Other                                                                               386               802
                                                                       -------------------------------------
    Total Non-Interest Income                                                      10,824             4,778
                                                                       -------------------------------------
Non-Interest Expense
  Salaries and Benefits                                                             9,612             7,033
  Net Occupancy                                                                       913               680
  Equipment                                                                         1,675             1,420
  Professional Services                                                               887               676
  Marketing                                                                           718               496
  Office Supplies and Postage                                                         567               470
  Real Estate Owned Operations - Net                                                  173               124
  Goodwill Amortization                                                               226                18
  Other                                                                             1,926             1,471
                                                                       -------------------------------------
    Total Non-Interest Expense                                                     16,697            12,388
                                                                       -------------------------------------
Earnings Before Income Taxes                                                       10,814             8,912
  Income Taxes                                                                      4,124             3,395
                                                                       -------------------------------------
Net Earnings                                                                      $ 6,690           $ 5,517
                                                                       =====================================
Basic Earnings Per Share                                                           $ 0.54            $ 0.44
                                                                       =====================================
Diluted Earnings Per Share                                                         $ 0.52            $ 0.43
                                                                       =====================================
Dividends Per Common Share                                                         $ 0.16            $ 0.14
                                                                       =====================================

See Notes to Condensed Consolidated Financial Statements



Condensed Consolidated Statements of Shareholders' Equity
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)


                                                                    Common Stock     Capital Retained
                                                                ---------------------
                                                                  Shares     Amount  Surplus Earnings
                                                                --------------------------------------

Balance at December 31, 2000                                     12,459,414    $ 135 $39,923 $170,954

Comprehensive Income:
  Net Earnings                                                           -        -       -     6,690
  Unrealized Gain on Securities Available for Sale of $2,295,
    Net of Income Taxes                                                  -        -       -        -
Total Comprehensive Income
Dividends on Common Stock - $0.16 per share                              -        -       -    (1,998)
Exercise of Stock Options                                            72,253        1     977       -
Tax Benefit of Option Compensation                                       -        -      160       -
Common Stock Issued under Restricted Stock Plans
  Net of Amortization                                                    -        -       -        66
Redemption of Common Stock                                          (17,310)      -     (404)      -
                                                                --------------------------------------
Balance at March 31, 2001                                        12,514,357    $ 136 $40,656 $175,712
                                                                ======================================


                                                             Accumulated
                                                                Other                  Total
                                                            Comprehensive  Treasury  Shareholders'
                                                            Income (Loss)    Stock     Equity
                                                            --------------------------------------

Balance at December 31, 2000                                    $ 2,046 $ (14,246) $ 198,812

Comprehensive Income:
  Net Earnings                                                       -         -       6,690
  Unrealized Gain on Securities Available for Sale of $2,295,
    Net of Income Taxes                                           1,413        -       1,413
                                                                                   -----------
Total Comprehensive Income                                                             8,103
Dividends on Common Stock - $0.16 per share                          -         -      (1,998)
Exercise of Stock Options                                            -         -         978
Tax Benefit of Option Compensation                                   -         -         160
Common Stock Issued under Restricted Stock Plans -
  Net of Amortization                                                -         -          66
Redemption of Common Stock                                           -         -        (404)
                                                                ----------------------------------
Balance at March 31, 2001                                       $ 3,459 $ (14,246) $ 205,717
                                                                ==================================


See Notes to Condensed Consolidated Financial Statements




Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)

                                                                     Three Months Ended March 31
                                                                    -------------------------------
                                                                         2001            2000
                                                                    -------------------------------
Cash Flows from Operating Activities
Net Earnings                                                                $ 6,690        $ 5,517
Adjustments to Reconcile Net Earnings to:
Net Cash from Operating Activities
    Gain on Sale of Assets, Net                                              (2,148)        (1,030)
    Amortization of Premium, Discount, and Intangibles                          (36)           (30)
    Depreciation and Amortization of Premises and Equipment                     773            702
    Loan and Mortgage Backed Securities Net Accretion                          (132)           (59)
    Provision for Loan Losses                                                 2,439          2,439
    Origination of Loans Held For Sale Net of Principal Collected           (57,211)       (66,101)
    Proceeds from Sale of Loans Held for Sale                                55,129         68,558
    Tax Benefit of Option Compensation                                          160            214
    Change In:
      Accrued Interest Receivable                                             1,479           (575)
      Other Assets                                                           (5,767)           422
      Accrued Interest Payable                                                 (463)           789
      Other Liabilities                                                       2,449         (3,184)
                                                                    -------------------------------
Net Cash Provided by Operating Activities                                     3,362          7,662
                                                                    -------------------------------

Cash Flows from Investing Activities
  Proceeds from Sale of Securities Available for Sale                             -         12,255
  Proceeds from Maturities of Securities Available for Sale                   2,413          1,514
  Purchase of Securities Available for Sale                                       -        (10,000)
  Originations of Loans Net of Principal Collected                          (24,021)       (93,251)
  Purchase of Premises and Equipment                                         (1,698)          (660)
  Acquisition of Somerset, Net of Cash Acquired                                (121)             -
  Proceeds from Sale of Premises and Equipment                                   65            (54)
                                                                    -------------------------------
Net Cash Used by Investing Activities                                       (23,362)       (90,196)
                                                                    -------------------------------

Cash Flows from Financing Activities
  Net Change in Deposits                                                     42,326         39,679
  Net Change in Short-Term Borrowings                                        (7,724)        16,088
  Repayment of Federal Home Loan Bank Advances                              (95,035)      (320,034)
  Borrowings of Federal Home Loan Bank Advances                              65,000        345,001
  Net Change in Advances by Borrowers for Taxes and Insurance                 7,568          3,467
  Stock Option Proceeds                                                         574            346
  Reissuance of Treasury Stock                                                    -             46
  Dividends Paid                                                             (1,998)        (1,768)
                                                                    -------------------------------
Net Cash Provided by Financing Activities                                    10,711         82,825
                                                                    -------------------------------

Net Change in Cash and Cash Equivalents                                      (9,289)           291
  Cash and Cash Equivalents at Beginning of Period                           65,114         61,441
                                                                    -------------------------------
Cash and Cash Equivalents at End of Period                                 $ 55,825       $ 61,732
                                                                    ===============================

See Notes to Condensed Consolidated Financial Statements


                   FIRST INDIANA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Three Months Ended March 31, 2001
                                   (Unaudited)


Note 1  - Basis of Presentation

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals)
necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements include the accounts of First Indiana Corporation and its subsidiaries ("Corporation"). The principal subsidiaries of the Corporation are First Indiana Bank and its subsidiaries ("Bank") and Somerset Financial Services, LLC ("Somerset"). A summary of the Corporation's significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.


Note 2  - Earnings Per Share

     Basic earnings per share for 2001 and 2000 were computed by dividing net earnings by the weighted averages shares of common stock outstanding (12,482,134 and 12,607,682 for the three months ended March 31, 2001 and 2000). Diluted earnings per share for 2001 and 2000 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (12,836,997 and 12,798,432 for the three months ended March 31, 2001 and 2000). Dilution of the per-share calculation relates to stock options.

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


Note 4 - Segment Reporting

     The Corporation's business units are primarily organized to operate in the financial services industry, and are determined by the products and services offered. The consumer segment includes the origination, sale, servicing, and portfolio activities of both home equity and installment loans, and the residential segment encompasses the origination, sale, servicing, and portfolio of both residential first mortgage and Community Reinvestment Act loans. The business segment originates construction, commercial, and commercial real estate loans, and provides traditional cash management services to business customers. The Bank's investment portfolio management is included in the treasury segment. The retail segment includes the Bank's 24-branch network, as well as virtual banking services, which were introduced in February 1998, and First Indiana Investor Services, which was acquired in connection with the merger in September 2000 of The Somerset Group, Inc. ("Somerset Group") with and into the Corporation. FirstTrust provides trust and advisory services to the Bank's customers. Somerset Financial Services is a comprehensive financial services company offering businesses and their owners a wide variety of financial services, including tax planning and preparation, accounting services, retirement and estate planning, and investment and wealth management. Somerset
Financial Services also has an extensive consulting practice spanning construction services, health care, entrepreneurial activities, real estate, information technology, and risk management. Revenues in the Corporation's segments are generated from loans, deposits, investments, servicing fees, loan sales, and trust and advisory services. There are no foreign operations.

Segment Reporting


(Dollars in Thousands)
                                             Business      Consumer     Residential     Treasury    Retail Banking
------------------------------------------------------------------------------------------------------------------
Average Segment Assets                         $ 596,007     $ 752,046      $ 452,746     $ 228,342      $ 25,855
Net Interest Income                                6,256         6,850          1,342           884         2,991
Non-Interest Income                                1,251         2,978            103            12         1,911
Intersegment Income (Expense)                          -           (51)          (109)            -             -
Significant Noncash Items:
  Provision for Loan Losses                          745         1,657             37             -             -
  Goodwill Amortization                                -             -              -             -            30
Earning (Loss) before Income Taxes                 4,015         5,983            791           641           537


                                                                                            First Quarter
                                                           Somerset                              2001
                                                           Financial       Intersegment      Consolidated
                                              FirstTrust   Services        Eliminations         Totals
--------------------------------------------------------------------------------------------------------
Average Segment Assets                        $ 1,621      $12,190         $ 9,517 (1)      $ 2,078,324
Net Interest Income                                 -           17             786 (2)           19,126
Non-Interest Income                               500        4,069               - (3)           10,824
Intersegment Income (Expense)                       -            -             160 (4)                -
Significant Noncash Items:
  Provision for Loan Losses                         -            -               -                2,439
  Goodwill Amortization                             -          111              85                  226
Earning (Loss) before Income Taxes                 30        1,670          (2,853)(3)           10,814



(Dollars in Thousands)
                                             Business     Consumer    Residential    Treasury   Retail Banking
-------------------------------------------------------------------------------------------------------------
Average Segment Assets                         $554,744     $706,629     $ 497,034     $216,135      $20,042
Net Interest Income                               4,643        5,561         1,590          963        4,911
Non-Interest Income                                 847        1,344           370           10        1,415
Intersegment Income (Expense)                         -        1,088            (9)           -            -
Significant Noncash Items:
  Provision for Loan Losses                         226        2,151            62            -            -
  Goodwill Amortization                               -            -             -            -            -
Earning (Loss) before Income Taxes                3,155        4,998         1,323          827        3,091


                                                                                             First Quarter
                                                                                                 2000
                                                                            Intersegment      Consolidated
                                              FirstTrust                    Eliminations         Totals
--------------------------------------------------------------------------------------------------------
Average Segment Assets                          $ 1,016                       $ (676)(1)      $ 1,994,924
Net Interest Income                                   -                        1,293 (2)           18,961
Non-Interest Income                                 306                          486 (3)            4,778
Intersegment Income (Expense)                         -                       (1,079)(4)                -
Significant Noncash Items:
  Provision for Loan Losses                           -                            -                2,439
  Goodwill Amortization                               -                           18                   18
Earning (Loss) before Income Taxes                  (56)                      (4,426)(3)            8,912




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

Note 5 - Current Accounting Pronouncements

     Effective January 1, 2001, the Corporation adopted the provisions of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Since the Corporation does not hold any derivative instruments that are subject to the requirements of FASB Statement No. 133, the adoption had no impact on the financial condition or results of operations of the Corporation.

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


Note 6 - Reclassifications

     Certain amounts in the 2000 Condensed Consolidated Financial Statements have been reclassified to conform to the 2001 presentation.


Note 7 - Business Combination

     On September 29, 2000, Somerset Group merged with and into the Corporation. Somerset Group, based in Indianapolis, Indiana, was a comprehensive financial services company offering a number of specialty consulting and advisory services and investment and insurance products to the general public. Somerset Group owned 22 percent of the outstanding common stock of First Indiana prior to the acquisition. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the financial results of Somerset Group have been included in First Indiana's consolidated financial statements from the September 29, 2000 acquisition date.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Summary of Corporation's Results

     First Indiana Corporation and subsidiaries had net earnings of $6,690,000 for the first quarter of 2001, compared with net earnings of $5,517,000 in the first quarter of 2000. Diluted earnings per share for the three months ended March 31, 2001 were $0.52, compared with $0.43 per share for the same period one year ago. Cash dividends for the first quarter of 2001 and 2000 were $0.16 and $0.14 per share of common stock outstanding.

     Annualized return on total average assets was 1.31 percent for the three months ended March 31, 2001, compared with 1.11 percent one year ago.


Net Interest Income

     Net interest income was $19,126,000 for the three months ended March 31, 2001, compared with $18,961,000 for the three months ended March 31, 2000.

     Interest income for the first quarter of 2001 was $42,603,000, compared with $40,256,000 for the three months ended March 31, 2000. The primary reasons for the increase in interest income are growth in earning assets and an increase in the yield on earning assets. Loans outstanding averaged $1,795,448,000, compared with $1,744,862,000 one year earlier. Business loans averaged $331,942,000, compared with $238,826,000 one year earlier, a 40 percent increase. Consumer loans averaged $744,334,000, compared with $699,365,000 one year earlier.

     Interest expense for the first quarter of 2001 was $23,477,000, compared with $21,295,000 for the three months ended March 31, 2000. The increase in interest expense is related to an increase in costs of funds, accompanied by growth in interest-bearing deposits, the primary funding source to support loan growth. Average interest-bearing deposits increased to $1,403,922,000 from $1,307,038,000 for the first quarter of 2000. Average borrowed funds decreased to $431,493,000, from $472,312,000 for the first quarter of 2000.


Net Interest Margin

     The Corporation's yield on earning assets was 8.60 percent for the first quarter of 2001, compared with 8.34 percent one year ago. The cost of funds was
5.53 percent during the first quarter, compared with 5.08 percent one year ago. Net interest margin was 3.82 percent for the first quarter of 2001, compared with 3.93 percent one year earlier.

     Falling interest rates have put pressure on the net interest margin. However, this impact has been partially mitigated by growth in savings deposits and certificates of deposit, which has reduced reliance on higher cost borrowed funds.

     Net interest margin consists of two  components:  interest-rate  spread and
the   contribution  of  interest-free   funds   (primarily   capital  and  other
non-interest-bearing liabilities).



                                                             Three Months Ended March 31
(Dollars in Thousands)                                      2001                     2000
                                                     --------------------     -------------------
Net Interest Income                                             $ 19,126                $ 18,961
                                                     ====================     ===================

Average Interest-Earning Assets                              $ 1,989,366             $ 1,929,852
Average Interest-Bearing Liabilities                           1,722,754               1,675,944
                                                     --------------------     -------------------
Average Interest-Free Funds                                    $ 266,612               $ 253,908
                                                     ====================     ===================

Yield on Interest-Earning Assets                                    8.60 %                 8.34 %
Cost of Interest-Bearing Liabilities                                5.53                   5.08
                                                     --------------------     -------------------
Interest-Rate Spread                                                3.07                   3.26
Impact of Interest-Free Funds                                       0.75                   0.67
                                                     --------------------     -------------------
Net Interest Margin                                                 3.82 %                 3.93 %
                                                     ====================     ===================

All non-accruing delinquent loans have been included in average interest-earning assets.


Non-Performing Assets and Summary of Loan Loss and REO Experience

     The following table analyzes the allowance for loan losses for the three months ended March 31, 2001 and 2000.


                                                                     Three Months Ended March 31
(Dollars in Thousands)                                                 2001                2000
                                                            ---------------------------------------

Charge-Offs
  Business                                                                $ 23                $ 65
  Consumer                                                               1,253               1,151
  Residential Mortgage                                                      48                  24
  Single-Family Construction                                                45                  25
  Commercial Real Estate                                                    68                   -
                                                            ---------------------------------------
Total Charge-Offs                                                        1,437               1,265
                                                            ---------------------------------------
Recoveries
  Business                                                                  10                  10
  Consumer                                                                 148                 151
  Single-Family Construction                                                 9                  35
                                                            ---------------------------------------
Total Recoveries                                                           167                 196
                                                            ---------------------------------------
Net Charge-Offs                                                        $ 1,270             $ 1,069
                                                            =======================================

Net Charge-Offs to Average Loans (Annualized)                            0.28%               0.25%


     The   following   table   provides   information   on   the   Corporation's
non-performing assets.


(Dollars in Thousands)                                        March 31, 2001     March 31, 2000
                                                            ---------------------------------------

Non-Accrual Loans                                                     $ 27,695            $ 18,904
Impaired Loans                                                           5,704               1,599
Real Estate Owned - Net                                                  3,225               1,146
                                                            ---------------------------------------
Total Non-Performing Assets                                           $ 36,624            $ 21,649
                                                            =======================================

Allowance for Loan Losses to Loans                                       1.92%               1.68%
Allowance for Loan Losses
  to Non-Performing Loans                                              104.04%             153.19%
Total Loan and REO Loss Allowance
  to Non-Performing Assets                                              94.94%             141.48%



     Net charge-offs for the quarter totaled $1,270,000, compared to $1,525,000 for the fourth quarter of 2000 and $1,069,000 for the first quarter of 2000. The allowance for loan losses increased to $34,747,000 at March 31, 2001, compared to $33,578,000 at year-end 2000 and $30,130,000 at March 31, 2000.

     Non-performing assets were $36,624,000, or 1.74 percent of assets, at March 31, 2001. This compares with $35,141,000, or 1.68 percent of assets, at December 31, 2000 and $21,649,000, or 1.05 percent of assets, at March 31, 2000. This category includes non-accrual loans, real estate owned, and impaired loans on which the Bank continues to accrue interest. The increase in non-performing assets compared to March 31, 2000 was primarily due to increased defaults in loans secured by first liens. Although defaults are higher, charge-offs have not increased proportionately due to the first lien position. Additionally, one loan totaling $5,637,000 was classified as impaired in the fourth quarter of 2000. The balance on this loan was reduced by $1,367,000 in principal repayments in the first quarter of 2001.

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

     The provision recorded for the three months ended March 31, 2001 is the result of management's ongoing evaluation of the adequacy of the allowance for loan losses and the changing composition of the Corporation's loan portfolio. Management will continue to evaluate the adequacy of the provision and will adjust it, if necessary, based on the risk inherent in the portfolio.

Non-Interest Income

     Total non-interest income was $10,824,000 for the three months ended March 31, 2001, compared with $4,778,000 for the same period in 2000. The increase in non-interest income was primarily due to the addition of Somerset Group as a result of the merger on September 29, 2000. Other financial services fees and insurance commissions include the fee income of Somerset Financial Services and First Indiana Investor Services. Somerset Financial Services historically has a strong first quarter due to fees generated from year-end audit and tax preparation services, and this seasonality is expected to be reflected in earnings going forward.

     The gain on sale of loans of $2,148,000 for the three-month period ended March 31, 2001 consists primarily of gains on the sale of fixed-rate home equity loans. The gain on sale of loans for the three-month period ended March 31, 2000 was $1,020,000. Consumer loans sold for the three months ended March 31, 2001 were $52,552,000, compared with $58,481,000 for the same period in 2000. Through its national network of originators, the Bank originates a full range of fixed-rate consumer loans with varying levels of credit risk. These range from "A" credits to the Bank's retail customers, which may be kept in the portfolio, to sub-prime credits, which are originated for sale. Residential loans sold for the three months ended March 31, 2001 were $429,000, compared with $9,057,000 for the same period in 2000. This decrease in residential loan sales is consistent with the Bank's strategy related to de-emphasizing the residential mortgage business, which resulted in fewer residential loan originations.

     The consumer loan servicing portfolio was $386,455,000 at March 31, 2001, compared with $285,463,000 at March 31, 2000. As planned, the Corporation's residential loan servicing portfolio fell to $583,032,000 at March 31, 2001 from $821,894,000 at March 31, 2000.

     Loan and deposit charges increased to $2,075,000 for the three months ended March 31, 2001 compared with $1,653,000 for the same period last year. The increase is primarily due to a combination of increases in late charges for loans and returned check fees.

     Loan fees increased to $983,000 for the three months ended March 31, 2001 from $657,000 in the same period last year. This is primarily the result of increased business loan originations.


Non-Interest Expense

     Total non-interest expense was $16,697,000 for the three months ended March 31, 2001, compared with $12,388,000 for the same period in 2000. Salaries and benefits increased $2,579,000, occupancy expenses increased $233,000, equipment expenses increased $255,000, and other personnel expenses increased $306,000 for the three months ended March 31, 2001 when compared with the same period in 2000. Each of these increases was primarily the result of the Somerset Group merger. Also as a result of the merger, goodwill expense increased $208,000 from the same period in 2000.

Capital Resources and Liquidity

     At March 31, 2001, shareholders' equity was $205,717,000, or 9.76 percent of total assets, compared with $198,812,000, or 9.53 percent, at December 31, 2000 and $180,770,000, or 8.75 percent, at March 31, 2000.

     The Corporation paid a quarterly dividend of $0.16 per common share on March 15, 2001 to shareholders of record as of March 5, 2001. This reflects a 14 percent increase from a quarterly dividend of $0.14 per share in 2000.

     The following table shows First Indiana Bank's strong capital levels and compliance with all capital requirements at March 31, 2001. First Indiana Bank is classified as "well-capitalized" under the OTS regulatory framework for prompt corrective action, its highest classification. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, tier one risk-based, and tier one leverage ratios as set forth in the following table. This table reflects categories of assets included under OTS regulations. There are no conditions or events since the date of classification that management believes have changed the Bank's category from well-capitalized.



                                                                                                   To be
                                                                                          Well-Capitalized under
                                                                   For Capital            OTS Prompt Corrective
(Dollars in Thousands)               March 31, 2001 Actual      Adequacy Purposes           Action Provisions
                                      Amount      Ratio          Amount      Ratio          Amount      Ratio
                                  ------------------------    -----------------------    -----------------------

Tangible Capital                        $174,886     8.39 %        $ 31,275     1.50 %             N/A      N/A
Core (Tier One) Capital                  174,886     8.39            83,401     4.00          $104,251     5.00 %
Tier One Risk-Based Capital              174,886     9.89               N/A      N/A           106,052     6.00
Total Risk-Based Capital                 195,563    11.06           141,402     8.00           176,753    10.00



     The Corporation conducts its business through its subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation's two significant assets are its investment in the Bank and its investment in Somerset Financial Services.

     Regulations require the director of the OTS to set minimum liquidity levels between four and 10 percent of assets. The requirement is currently set at four percent. The Corporation's average liquidity ratio for the first quarter of 2001 was 6.86 percent.

Financial Condition

     Total assets at March 31, 2001, were $2,106,853,000, an increase of $20,905,000 from $2,085,948,000 at December 31, 2000.

     Loans receivable at March 31, 2001, were $1,814,360,000, compared with $1,784,474,000 at December 31, 2000. The predominant growth in loans occurred in the targeted portfolios of business, construction, and consumer, each of which increased from year-end 2000.

     Total deposits were $1,442,309,000 at March 31, 2001, compared with $1,399,983,000 at December 31, 2000. This increase is primarily due to an increase in the insured indexed money market savings products and jumbo certificates of deposit. Non-interest-bearing deposits consist of retail and commercial checking accounts, as well as official checking accounts. Commercial checking accounts, which increased $3,961,000 from December 31, 2000, to $86,965,000 at March 31, 2001, are expected to become a more significant source of funds.

     Federal Home Loan Bank advances totaled $306,719,000 at March 31, 2001, compared with $336,754,000 at December 31, 2000. The growth in deposits allowed the Bank to reduce its borrowed funds in the first quarter.


Update on the Charter Conversion

     The Corporation continues to make progress on its previously announced application to adopt a national bank charter. In order to concentrate efforts on the new national bank, the thrift charter will be discontinued.


Disclosures About Market Risk

     The management of interest-rate risk entails the control, within acceptable limits, of the impact on earnings caused by fluctuating interest rates and changing rate relationships. In this process, management uses an internal earnings simulation model to identify and measure interest-rate sensitivity. The Asset/Liability Committee ("ALCO") reviews the earnings impact of various changes in interest rates each month and manages the risk to maintain an acceptable level of change in net interest income. The Board of Directors also reviews this every quarter.

     The Corporation's success is largely dependent upon its ability to manage interest-rate risk, which is defined as the exposure of the Corporation's net interest income and net earnings to changes in interest rates. ALCO is responsible for managing interest-rate risk and the Corporation has established acceptable limits for interest-rate exposure, which are reviewed on a monthly basis. The Corporation uses a model which measures interest-rate sensitivity to determine the impact on net earnings of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities, and renewal rates on certificates of deposits, estimated borrowing needs, anticipated loan loss provision, projected secondary marketing gains and losses, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest-rate sensitive instruments which are held to maturity or available for sale. The Corporation has no trading assets. Based on the information and assumptions in effect at March 31, 2001, management believes that a 100 basis point increase in interest rates would result in a 3.8 percent increase in annual net interest income. A 100 basis point decrease in interest rates would result in a 6.4 percent decrease in annual net interest income. Because of the numerous assumptions used in the computation of interest-rate sensitivity, and the fact that the model does not assume any actions the ALCO could take in response to the change in interest rates, the results should not be relied upon as indicative of actual results.

     The Corporation also monitors interest rate sensitivity using gap analysis. This method recognized the dynamics of the balance sheet and the effect of changing interest rates on the Corporation's net earnings. The cumulative rate-sensitivity gap reflects the Corporation's sensitivity to interest-rate changes over time. It is a static indicator and does not attempt to predict the net interest income of a dynamic business in a rapidly changing environment. Significant adjustments may be made when the rate outlook changes. At March 31, 2001, the Corporation's one-year interest-rate gap stood at a positive 1.00 percent.


     The following schedule analyzes the difference in rate-sensitive assets and liabilities or gap at March 31, 2001 and December 31, 2000.

                                                                                    Within      Over 180  Over One        Over
                                                                      Percent         180       Days to   Year to Five    Five
(Dollars in Thousands)                          Rate       Balance    of Total       Days       One Year    Years         Years
                                               -------  ------------------------------------------------------------------------
Interest-Earning Assets
  Federal Funds Sold                             5.50 %      $ 21,000     1.04 %    $ 21,000        $ -         $ -         $ -
  Securities Available for Sale                  6.66         158,768     7.88        14,986     12,759     125,557       5,466
  Federal Home Loan Bank Stock                   8.00          21,591     1.07             -          -           -      21,591
  Loans (1)
    Residential Mortgage                         7.32         441,288    21.89       105,878     79,184     233,009      23,217
    Commercial Real Estate                       8.52          51,526     2.56        17,052     17,875      10,008       6,591
    Business                                     8.74         356,851    17.70       278,570      8,692      58,743      10,846
    Consumer                                     9.38         748,509    37.13       302,127     42,824     246,587     156,971
    Single-Family Construction                   8.47         216,186    10.73       195,834     10,306      10,046           -
                                                        ------------------------------------------------------------------------
                                                 8.43     $ 2,015,719   100.00 %     935,447    171,640     683,950     224,682
                                                        ==========================----------------------------------------------

Interest-Bearing Liabilities
  Deposits
    Demand Deposits (2)                          1.54       $ 110,664     6.41 %      16,511          -           -      94,153
    Savings Deposits (2)                         4.26         399,485    23.14       366,633        849       6,794      25,209
    Certificates of Deposit $100,000 or Greater  6.46         318,289    18.45       126,593     60,713     130,983           -
    Other Certificates of Deposit                6.24         480,862    27.86       169,260     86,366     225,236           -
                                                        -----------------------   ----------------------------------------------
                                                 5.29       1,309,300    75.86       678,997    147,928     363,013     119,362

  Borrowings
    Short-Term Borrowings                        4.62         110,001     6.37       110,001          -           -           -
    FHLB Advances                                5.93         306,719    17.77        60,000     90,000     140,861      15,858
                                                        ------------------------------------------------------------------------
                                                 5.36       1,726,020   100.00 %     848,998    237,928     503,874     135,220
                                                                      ============

Net - Other (3)                                               289,699                                                   289,699

                                                        --------------            ----------------------------------------------
    Total                                                 $ 2,015,719                848,998    237,928     503,874     424,919
                                                        ==============

                                                                                  ----------------------------------------------
Rate Sensitivity Gap                                                                $ 86,449  $ (66,288)  $ 180,076   $(200,237)
                                                                                  ==============================================

                                                                                  ----------------------------------
March 31, 2001 - Cumulative Rate Sensitivity Gap                                    $ 86,449    $20,161   $ 200,237
                                                                                  ==================================

Percent of Total Interest-Earning Assets                                               4.29%      1.00%       9.93%
                                                                                  ==================================

December 31, 2000 - Cumulative Rate Sensitivity Gap                                 $ 54,045    $19,199   $ 133,743
                                                                                  ==================================

Percent of Total Interest-Earning Assets                                               2.72%      0.97%       6.73%
                                                                                  ==================================


(1) The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. For adjustable-rate loans, interest rates adjust at intervals of six months to five years. Included in consumer loans are $53.1 million of home equity loans held for sale. Included in residential mortgage loans are $300 thousand of loans held for sale.
(2) A portion of these deposits have been included in the Over Five Years category to reflect management's assumption that these accounts are not rate-sensitive. This assumption is based upon the historic trends on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.
(3) Net - Other is the excess of non-interest-bearing liabilities and capital over non-interest-bearing assets.

Part II

Items 1, 2 , 3, and 4 are not applicable.

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

Item 6.        Exhibits and Reports on Form 8-K

               (a)      Exhibits
                        3(i) Articles of Incorporation of First Indiana Corporation, incorporated by reference to
                                  Exhibit 3(a) to the Annual Report on Form 10-K of First Indiana Corporation for the year ended December 31, 2000.

                        3(ii) Amended and Restated Bylaws of First Indiana Corporation, incorporated by reference to
                                  Exhibit 3(b) to the Annual Report on Form 10-K of First Indiana Corporation for the year ended December 31, 2000.

                (b)     Reports on Form 8-K
                        (i) On January 25, 2001, a Form 8-K was filed providing the investment community historical data which had not yet been publicly released and announcing the declaration of a quarterly dividend.
                        (ii) On April 18, 2001, a Form 8-K was filed related to the April 17, 2001, first quarter 2001 earnings release.
                        (iii) On April 19, 2001, a Form 8-K and a Form 8-K/A were filed related to the April 18, 2001, annual shareholders' meeting.
                        (iv) On April 24, 2001, a Form 8-K was filed announcing the declaration of a quarterly dividend.

                  Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               First Indiana Corporation




May 10, 2001
                                               /s/ Owen B. Melton, Jr.
                                               ---------------------------
                                                   Owen B. Melton, Jr.
                                                   President


May 10, 2001
                                               /s/ William J. Brunner
                                               ---------------------------
                                                   William J. Brunner
                                                   Vice President and Treasurer