Form 10-Q
period 2001-06-30
FIRST INDIANA CORP
filed 2001-08-10
CIK 789670

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q
           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2001

                                       or

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
               For the Transition Period from ________ to ________
                         Commission File Number 0-14354

                            FIRST INDIANA CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

              Indiana                                  35-1692825
-----------------------------------       ------------------------------------
 (State or other jurisdiction of          (IRS Employer Identification Number)
  incorporation or organization)

 135 North Pennsylvania Street, Indianapolis, IN                    46204
------------------------------------------------                 -----------
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

           Class                                               Shares
--------------------------------------------------------------------------------
Common Stock, par value $0.01 per share                Outstanding at 7/31/2001
                                                              12,490,789

                                  FIRST INDIANA CORPORATION AND SUBSIDIARIES
                                                FORM 10-Q
                                                  INDEX


                                                                                                         Page
Part I         Financial Information

Item 1.        Financial Highlights                                                                         3

               Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets as of June 30, 2001,                                   4
               December 31, 2000, and June 30, 2000

               Condensed Consolidated Statements of Earnings for the Three and Six                          5
               Months Ended June 30, 2001 and 2000

               Condensed Consolidated Statement of Shareholders' Equity for                                 6
               the Six Months Ended June 30, 2001

               Condensed Consolidated Statements of Cash Flows for the                                      7
               Six Months Ended June 30, 2001 and 2000

               Notes to Condensed Consolidated Financial Statements                                         8

Item 2.        Management's Discussion and Analysis of Results of Operations and
               Financial Condition                                                                         13

Item 3.        Disclosures About Market Risk                                                               21

Part II        Other Information                                                                           23

               Signatures                                                                                  25




Financial Highlights
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                      For the Three Months Ended
                                                                              June 30
                                                                ------------------------------------
                                                                     2001                2000
                                                                ----------------    ----------------
Total Interest Income                                                  $ 40,877            $ 43,184
Total Interest Expense                                                   21,997              23,623
Net Earnings                                                              6,843               6,179

Basic Earnings Per Share                                                 $ 0.54              $ 0.49
Diluted Earnings Per Share                                                 0.53                0.48
Dividends Per Share                                                        0.16                0.14

Net Interest Margin                                                        3.73 %              3.89 %
Net Interest Spread                                                        3.03                3.18
Efficiency Ratio                                                          55.17               49.49
Return on Average Equity                                                  13.15               13.55
Return on Average Assets                                                   1.30                1.20

Average Shares Outstanding                                           12,518,102          12,622,194
Average Diluted Shares Outstanding                                   12,883,657          12,797,327


                                                                       For the Six Months Ended
                                                                              June 30
                                                                ------------------------------------
                                                                     2001                2000
                                                                ----------------    ----------------
Total Interest Income                                                  $ 83,480            $ 83,440
Total Interest Expense                                                   45,474              44,918
Net Earnings                                                             13,533              11,696

Basic Earnings Per Share                                                 $ 1.08              $ 0.93
Diluted Earnings Per Share                                                 1.05                0.91
Dividends Per Share                                                        0.32                0.28

Net Interest Margin                                                        3.77 %              3.91 %
Net Interest Spread                                                        3.05                3.22
Efficiency Ratio                                                          55.46               50.80
Return on Average Equity                                                  13.25               12.97
Return on Average Assets                                                   1.30                1.16

Average Shares Outstanding                                           12,500,217          12,614,938
Average Diluted Shares Outstanding                                   12,865,045          12,797,992


                                                                             At June 30
                                                                ------------------------------------
                                                                     2001                2000
                                                                ----------------    ----------------
Assets                                                              $ 2,128,550         $ 2,119,047
Loans                                                                 1,850,396           1,848,394
Deposits                                                              1,435,008           1,376,203
Shareholders' Equity                                                    209,558             185,058
Shareholders' Equity/Assets                                                9.85 %              8.73 %
Shareholders' Equity Per Share                                          $ 16.76             $ 14.67
Market Closing Price                                                      26.03               19.88

Shares Outstanding                                                   12,505,789          12,614,603







Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)

                                                                            June 30    December 31    June 30
                                                                              2001         2000         2000
                                                                        --------------------------------------
Assets
  Cash                                                                     $ 43,183     $ 43,114     $ 34,767
  Federal Funds Sold                                                              -       22,000       21,000
                                                                        --------------------------------------
    Total Cash and Cash Equivalents                                          43,183       65,114       55,767
  Securities Available for Sale                                             154,527      158,784      151,495
  Federal Home Loan Bank Stock                                               21,591       21,591       21,591
  Loans
    Business                                                                429,140      312,757      283,833
    Consumer                                                                727,543      748,290      746,197
    Residential Mortgage                                                    398,354      466,125      538,505
    Single-Family Construction                                              240,722      207,569      238,004
    Commercial Real Estate                                                   54,637       49,734       41,855
                                                                        --------------------------------------
  Total Loans                                                             1,850,396    1,784,475    1,848,394
    Allowance for Loan Losses                                               (35,304)     (33,578)     (31,498)
                                                                        --------------------------------------
  Net Loans                                                               1,815,092    1,750,897    1,816,896
  Premises and Equipment                                                     20,918       19,212       17,282
  Accrued Interest Receivable                                                17,325       18,327       16,201
  Real Estate Owned - Net                                                     2,972        2,593        2,905
  Goodwill                                                                   13,482       13,904        1,581
  Other Assets                                                               39,460       35,575       35,329
                                                                        --------------------------------------
Total Assets                                                             $2,128,550  $ 2,085,997  $ 2,119,047
                                                                        ======================================

Liabilities and Shareholders' Equity
  Liabilities
    Non-Interest-Bearing Deposits                                         $ 165,392    $ 123,836    $ 130,127
    Interest-Bearing Deposits
        Demand Deposits                                                     113,166      115,651      113,960
        Savings Deposits                                                    411,498      375,331      360,565
        Certificates of Deposit                                             744,952      785,165      771,551
                                                                        --------------------------------------
      Total Interest-Bearing Deposits                                     1,269,616    1,276,147    1,246,076
                                                                        --------------------------------------
    Total Deposits                                                        1,435,008    1,399,983    1,376,203
    Short-Term Borrowings                                                   117,388      117,725      111,177
    Federal Home Loan Bank Advances                                         326,652      336,754      421,759
    Accrued Interest Payable                                                  5,229        6,752        6,845
    Advances by Borrowers for Taxes and Insurance                            12,574        6,188        3,528
    Other Liabilities                                                        22,141       19,783       14,477
                                                                        --------------------------------------
  Total Liabilities                                                       1,918,992    1,887,185    1,933,989
                                                                        --------------------------------------
  Shareholders' Equity
    Preferred Stock, $.01 Par Value:  2,000,000 Shares Authorized;
      None Issued                                                                 -            -            -
    Common Stock, $.01 Par Value:  33,000,000 Shares Authorized;
      Issued:  2001 - 13,642,460 Shares;
           2000 - 13,561,085 and 13,716,274 Shares                              138          135          137
    Capital Surplus                                                          40,910       39,923       39,399
    Retained Earnings                                                       180,543      170,954      161,211
    Accumulated Other Comprehensive Income (Loss)                             3,062        2,046       (1,443)
    Treasury Stock at Cost: 2001 - 1,136,671 Shares;
         2000 - 1,101,671 and 1,101,671 Shares                              (15,095)     (14,246)     (14,246)
                                                                        --------------------------------------
  Total Shareholders' Equity                                                209,558      198,812      185,058
                                                                        --------------------------------------
Total Liabilities and Shareholders' Equity                               $2,128,550  $ 2,085,997  $ 2,119,047
                                                                        ======================================

See Notes to Condensed Consolidated Financial Statements




Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                          Three Months Ended June 30     Six Months Ended June 30
                                                         -----------------------------------------------------------
                                                                 2001           2000           2001          2000
                                                         -----------------------------------------------------------
Interest Income
  Loans                                                        $ 37,762       $ 39,981       $ 77,162      $ 77,049
  Securities Available for Sale                                   2,540          2,565          5,135         5,226
  Dividends on Federal Home Loan Bank Stock                         417            418            843           823
  Federal Funds Sold                                                158            220            340           342
                                                         -----------------------------------------------------------
    Total Interest Income                                        40,877         43,184         83,480        83,440
                                                         -----------------------------------------------------------
Interest Expense
  Deposits                                                       16,075         15,905         33,213        30,300
  Short-Term Borrowings                                           1,126          1,575          2,552         2,945
  Federal Home Loan Bank Advances                                 4,796          6,143          9,709        11,673
                                                         -----------------------------------------------------------
    Total Interest Expense                                       21,997         23,623         45,474        44,918
                                                         -----------------------------------------------------------
Net Interest Income                                              18,880         19,561         38,006        38,522
  Provision for Loan Losses                                       2,439          2,439          4,878         4,878
                                                         -----------------------------------------------------------
Net Interest Income After Provision for Loan Losses              16,441         17,122         33,128        33,644
                                                         -----------------------------------------------------------
Non-Interest Income
  Loan and Deposit Charges                                        3,354          1,833          5,347         3,413
  Loan Servicing Income                                             123            298            451           594
  Loan Fees                                                       1,010            675          1,993         1,332
  Trust Fees                                                        535            368          1,035           674
  Other Financial Services Fees                                   2,226              -          6,295             -
  Insurance Commissions                                             468             33            803            66
  Sale of Loans                                                   3,015          1,303          5,163         2,324
  Sale of Investment Securities                                       -             32              -            43
  Other                                                             701            837          1,169         1,711
                                                         -----------------------------------------------------------
    Total Non-Interest Income                                    11,432          5,379         22,256        10,157
                                                         -----------------------------------------------------------
Non-Interest Expense
  Salaries and Benefits                                           9,389          6,540         18,916        13,395
  Net Occupancy                                                     909            667          1,823         1,347
  Equipment                                                       1,791          1,537          3,476         2,957
  Professional Services                                           1,015            713          1,943         1,405
  Marketing                                                         691            646          1,381         1,142
  Office Supplies and Postage                                       578            418          1,136           888
  Real Estate Owned Operations - Net                                 19             32             22            59
  Goodwill Amortization                                             237             18            463            36
  Other                                                           2,093          1,772          4,259         3,502
                                                         -----------------------------------------------------------
    Total Non-Interest Expense                                   16,722         12,343         33,419        24,731
                                                         -----------------------------------------------------------
Earnings Before Income Taxes                                     11,151         10,158         21,965        19,070
  Income Taxes                                                    4,308          3,979          8,432         7,374
                                                         -----------------------------------------------------------
Net Earnings                                                    $ 6,843        $ 6,179       $ 13,533      $ 11,696
                                                         ===========================================================

Basic Earnings Per Share                                         $ 0.54         $ 0.49         $ 1.08        $ 0.93
                                                         ===========================================================

Diluted Earnings Per Share                                       $ 0.53         $ 0.48         $ 1.05        $ 0.91
                                                         ===========================================================

Dividends Per Common Share                                       $ 0.16         $ 0.14         $ 0.32        $ 0.28
                                                         ===========================================================

See Notes to Condensed Consolidated Financial Statements



Condensed Consolidated Statement of Shareholders' Equity
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)



                                                                     Common Stock      Capital      Retained
                                                                    Shares   Amount    Surplus      Earnings
                                                                 ----------------------------------------------

Balance at December 31, 2000                                     12,459,414    $135   $ 39,923    $ 170,954

Comprehensive Income:
  Net Earnings                                                         --       --        --         13,533
  Unrealized Gain on Securities Available for Sale of $1,638,
    Net of Income Taxes                                                --       --        --           --

Total Comprehensive Income
Dividends on Common Stock - $0.32 per share                            --       --        --         (4,003)
Exercise of Stock Options                                            97,878       2      1,216         --
Tax Benefit of Option Compensation                                     --       --         160         --
Common Stock Issued under Restricted Stock Plans -
  Net of Amortization                                                   807       1        128          113
Option Compensation Related to Somerset Merger                         --       --        (113)         (54)
Purchase of Treasury Stock                                          (35,000)    --        --           --
Redemption of Common Stock                                          (17,310)    --        (404)        --
                                                                ------------------------------------------------
Balance at June 30, 2001                                         12,505,789    $138   $ 40,910    $ 180,543
                                                                ================================================



                                                                Accumulated
                                                                   Other                           Total
                                                                Comprehensive      Treasury    Shareholders'
                                                                Income (Loss)       Stock         Equity
                                                                -------------------------------------------

Balance at December 31, 2000                                    $2,046             $(14,246)   $ 198,812

Comprehensive Income:
  Net Earnings                                                    --                   --         13,533
  Unrealized Gain on Securities Available for Sale of $1,638,
    Net of Income Taxes                                          1,016                 --          1,016

                                                                                                  ---------
Total Comprehensive Income                                                                        14,549
Dividends on Common Stock - $0.32 per share                       --                   --         (4,003)
Exercise of Stock Options                                         --                   --          1,218
Tax Benefit of Option Compensation                                --                   --            160
Common Stock Issued under Restricted Stock Plans -
  Net of Amortization                                             --                   --            242
Option Compensation Related to Somerset Merger                    --                   --           (167)
Purchase of Treasury Stock                                        --                   (849)        (849)
Redemption of Common Stock                                        --                   --           (404)
                                                                -------------------------------------------
Balance at June 30, 2001                                        $3,062             $(15,095)   $ 209,558
                                                                ===========================================


See Notes to Condensed Consolidated Financial Statements





Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)

                                                                  Six Months Ended June 30
                                                                ------------------------------
                                                                     2001           2000
                                                                ------------------------------
Cash Flows from Operating Activities
Net Earnings                                                          $ 13,533       $ 11,696
Adjustments to Reconcile Net Earnings to
  Net Cash from Operating Activities
    Gain on Sale of Assets, Net                                         (5,163)        (2,366)
    Amortization of Goodwill                                               463             36
    Amortization of Premium, Discount, and Other Intangibles             1,197            146
    Depreciation and Amortization of Premises and Equipment              1,376          1,418
    Net Accretion of Loans                                                 299            221
    Provision for Loan Losses                                            4,878          4,878
    Origination of Loans Held For Sale Net of Principal Collected     (128,921)      (142,134)
    Proceeds from Sale of Loans Held for Sale                          134,368        134,492
    Tax Benefit of Option Compensation                                     160            219
    Change In:
      Accrued Interest Receivable                                        1,002         (2,647)
      Other Assets                                                     (11,507)        (9,285)
      Accrued Interest Payable                                          (1,523)         1,240
      Other Liabilities                                                  2,524         (3,489)
                                                                ------------------------------
Net Cash Provided (Used) by Operating Activities                        12,686         (5,575)
                                                                ------------------------------

Cash Flows from Investing Activities
  Proceeds from Sale of Securities Available for Sale                        -         22,255
  Proceeds from Maturities of Securities Available for Sale              6,106          2,923
  Purchase of Securities Available for Sale                                  -        (20,000)
  Originations of Loans Net of Principal Collected                     (64,225)      (135,885)
  Proceeds from Sale of Loans                                                -          1,960
  Purchase of Premises and Equipment                                    (3,442)        (1,687)
  Proceeds from Sale of Premises and Equipment                             343            141
  Acquisition of Somerset, Net of Cash Acquired                           (333)             -
                                                                ------------------------------
Net Cash Used by Investing Activities                                  (61,551)      (130,293)
                                                                ------------------------------

Cash Flows from Financing Activities
  Net Change in Deposits                                                35,025         64,088
  Net Change in Short-Term Borrowings                                     (337)        12,423
  Repayment of Federal Home Loan Bank Advances                        (125,102)      (475,096)
  Borrowings of Federal Home Loan Bank Advances                        115,000        530,001
  Net Change in Advances by Borrowers for Taxes and Insurance            6,386          2,151
  Stock Option Proceeds                                                    814            399
  Purchase of Treasury Stock                                              (849)          (283)
  Reissuance of Treasury Stock                                               -             46
  Dividends Paid                                                        (4,003)        (3,535)
                                                                ------------------------------
Net Cash Provided by Financing Activities                               26,934        130,194
                                                                ------------------------------

Net Change in Cash and Cash Equivalents                                (21,931)        (5,674)
  Cash and Cash Equivalents at Beginning of Period                      65,114         61,441
                                                                ------------------------------
Cash and Cash Equivalents at End of Period                            $ 43,183       $ 55,767
                                                                ==============================

See Notes to Condensed Consolidated Financial Statements


                   FIRST INDIANA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Three and Six Months Ended June 30, 2001
                                   (Unaudited)


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


Note 2  - Earnings Per Share

         Basic earnings per share for 2001 and 2000 were computed by dividing net earnings by the weighted averages shares of common stock outstanding (12,518,102 and 12,622,194 for the three months ended June 30, 2001 and 2000 and 12,500,217 and 12,614,938 for the six months ended June 30, 2001 and 2000).
Diluted earnings per share for 2001 and 2000 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (12,883,657 and 12,797,327 for the three months ended June 30, 2001 and 2000 and 12,865,045 and 12,797,992 for the six months ended June 30, 2001 and 2000). Dilution of the per-share calculation relates to stock options.

Note 3 - Allowances for Loan Losses and Real Estate Owned

         Allowances have been established for losses on loans and real estate owned ("REO"). The provisions for losses charged to operations are based on management's judgment of current circumstances and the credit risk of the loan portfolio and REO. Management believes that these allowances are adequate to provide for losses inherent in the loan and REO portfolios. While management uses available information to recognize losses on loans and REO, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examinations, periodically review these allowances and may require the Corporation to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.


Note 4 - Segment Reporting

         The Corporation's business units are primarily organized to operate in the financial services industry, and are determined by the products and services offered. The consumer segment includes the origination, sale, servicing, and portfolio activities of both home equity and installment loans, and the residential segment encompasses the origination, sale, servicing, and portfolio activities of both residential first mortgage and Community Reinvestment Act loans. The business segment originates construction, commercial, and commercial real estate loans, and provides traditional cash management services to business customers. The Corporation's investment portfolio management is included in the treasury segment. The retail segment includes the Bank's 26-branch network, virtual banking services, and First Indiana Investor Services, which was acquired in connection with the merger in September 2000 of The Somerset Group, Inc. ("Somerset Group") with and into the Corporation. FirstTrust provides trust and advisory services to the Bank's customers. Somerset Financial Services, also acquired as part of the Somerset Group merger, is a comprehensive financial services company offering businesses and their owners a wide variety of financial services, including tax planning and preparation, accounting services, retirement and estate planning, and investment and wealth management. Somerset Financial Services also has an extensive consulting practice spanning construction services, health care, entrepreneurial activities, real estate, information technology, and risk management. Revenues in the Corporation's segments are generated from loans, deposits, investments, servicing fees, loan sales, and trust and advisory services. There are no foreign operations.




Segment Reporting

(Dollars in Thousands)
                                                                                   Retail
                                     Business   Consumer  Residential   Treasury   Banking
-------------------------------------------------------------------------------------------
Average Segment Assets               $678,061   $760,568   $ 423,027    $235,344   $26,174
Net Interest Income                     7,215      7,045         979       1,173     3,112
Non-Interest Income                     1,443      3,560         247          15     3,263
Intersegment Income (Expense)            --           51        (106)       --        --
Significant Noncash Items:
  Provision for Loan Losses             1,172      1,235          32        --        --
  Goodwill Amortization                  --         --          --          --          31
Earning (Loss) before Income Taxes      4,623      7,354         589         956     2,063


                                                                            Second
                                              Somerset                   Quarter 2001
                                              Financial   Intersegment   Consolidated
                                  FirstTrust  Services    Eliminations      Totals
--------------------------------------------------------------------------------------
Average Segment Assets               $3,995   $ 15,039    $(22,990)(1)   $2,119,218
Net Interest Income                    --           20        (664)(2)       18,880
Non-Interest Income                     535      2,226         143 (3)       11,432
Intersegment Income (Expense)          --         --            55 (4)         --
Significant Noncash Items:
  Provision for Loan Losses            --         --          --              2,439
  Goodwill Amortization                --          116          90 (3)          237
Earning (Loss) before Income Taxes      111        (58)     (4,487)(3)       11,151




                                                                                     Retail
                                     Business   Consumer  Residential  Treasury     Banking
-------------------------------------------------------------------------------------------
Average Segment Assets               $573,623   $742,148   $ 525,998    $217,718   $21,033
Net Interest Income                     5,433      6,055       1,705         848     4,934
Non-Interest Income                       882      1,630         368          33     1,532
Intersegment Income (Expense)            --        1,195         (67)       --        --
Significant Noncash Items:
  Provision for Loan Losses               708      1,683          48        --        --
  Goodwill Amortization                  --         --          --          --          18
Earning (Loss) before Income Taxes      3,691      6,452       1,512         693     3,102


                                                             Second
                                                          Quarter 2000
                                            Intersegment  Consolidated
                                 FirstTrust Eliminations     Totals
--------------------------------------------------------------------
Average Segment Assets               $932   $(2,674)(1)   $2,078,778
Net Interest Income                   --        586 (2)       19,561
Non-Interest Income                   369       565 (3)        5,379
Intersegment Income (Expense)         --     (1,128)(4)         --
Significant Noncash Items:
  Provision for Loan Losses           --       --              2,439
  Goodwill Amortization               --       --   (3)           18
Earning (Loss) before Income Taxes     11    (5,303)(3)       10,158




                                                                                     Retail
                                     Business   Consumer  Residential   Treasury    Banking
-------------------------------------------------------------------------------------------
Average Segment Assets               $637,034   $756,307   $ 437,887    $231,843   $26,015
Net Interest Income                    13,471     13,895       2,321       2,057     6,102
Non-Interest Income                     2,694      6,536         351          27     5,174
Intersegment Income (Expense)            --         --          (215)       --        --
Significant Noncash Items:
  Provision for Loan Losses             1,917      2,892          69        --        --
  Goodwill Amortization                  --         --          --          --          61
Earning (Loss) before Income Taxes      8,638     13,337       1,380       1,597     2,599


                                              Somerset                   YTD 2001
                                             Financial Intersegment   Consolidated
                                   FirstTrust Services Eliminations      Totals
---------------------------------------------------------------------------------
Average Segment Assets               $2,808   $13,614   $(6,624)(1)   $2,098,884
Net Interest Income                    --          37       123 (2)       38,006
Non-Interest Income                   1,035     6,295       144 (3)       22,256
Intersegment Income (Expense)          --        --         215 (4)         --
Significant Noncash Items:
  Provision for Loan Losses            --        --        --              4,878
  Goodwill Amortization                --         227       175 (3)          463
Earning (Loss) before Income Taxes      141     1,612    (7,339)(3)       21,965





                                                                                    Retail
                                     Business   Consumer   Residential  Treasury    Banking
------------------------------------------------------------------------------------------
Average Segment Assets               $564,184   $724,389   $ 511,516    $216,927   $20,538
Net Interest Income                    10,076     11,616       3,295       1,811     9,845
Non-Interest Income                     1,729      2,974         738          43     2,947
Intersegment Income (Expense)            --        2,283         (76)       --        --
Significant Noncash Items:
  Provision for Loan Losses               934      3,834         110        --        --
  Goodwill Amortization                  --         --          --          --          36
Earning (Loss) before Income Taxes      6,846     11,450       2,835       1,520     6,193


                                                              YTD 2000
                                             Intersegment   Consolidated
                                  FirstTrust Eliminations      Totals
-----------------------------------------------------------------------
Average Segment Assets               $ 974    $(1,592)(1)   $2,036,936
Net Interest Income                   --        1,879 (2)       38,522
Non-Interest Income                    674      1,052 (3)       10,157
Intersegment Income (Expense)         --       (2,207)(4)         --
Significant Noncash Items:
  Provision for Loan Losses           --         --              4,878
  Goodwill Amortization               --         --   (3)           36
Earning (Loss) before Income Taxes     (45)    (9,729)(3)       19,070



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


Note 5 - Current Accounting Pronouncements

         Effective January 1, 2001, the Corporation adopted the provisions of the Financial Accounting Standards Board ("FASB") Statement No. 133, Accounting for Derivative Instruments and Hedging Activities." Since the Corporation does not hold any derivative instruments that are subject to the requirements of FASB Statement No. 133, the adoption had no impact on the financial condition or results of operations of the Corporation.

         Effective April 1, 2001, the Corporation adopted the provisions of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125)." The statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of Statement No. 125 without reconsideration. The adoption of the standard had no impact on the financial condition or results of operations of the Corporation.

     On July 20, 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, "Business Combinations" and FASB Statement No. 142, "Goodwill and Other Intangible Assets." Among other matters, Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting, thus eliminating the pooling-of-interests method. The statement is effective for all business combinations initiated after June 30, 2001.

         Statement No. 142 states that goodwill and intangible assets with indefinite lives should be assigned to reporting units and should not be amortized but should be tested for impairment at least annually using a fair-value-based test at the reporting unit level. Intangible assets with definite useful lives are to be amortized over their estimated useful lives and reviewed for impairment in accordance with FASB Statement No. 121. The Corporation will adopt Statement No. 142 on January 1, 2002, at which time the Corporation will cease amortizing its existing goodwill and begin testing the recorded goodwill for impairment at the reporting unit level.

         Other than the cessation of the amortizing of goodwill, the adoption of Statements No. 141 and 142 is not expected to have a material effect on the Corporation's financial position, results of operations, or cash flows.

Note 6 - Reclassifications

         Certain amounts in the Condensed Consolidated Financial Statements relating to prior periods have been reclassified to conform to current reporting presentation.


Note 7 - Business Combination

         On September 29, 2000, Somerset Group merged with and into the Corporation. Somerset Group, based in Indianapolis, Indiana, was a comprehensive financial services company offering a number of specialty consulting and advisory services and investment and insurance products to the general public. Somerset Group owned 22 percent of the outstanding common stock of the Corporation prior to the acquisition. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the financial results of Somerset Group have been included in the Corporation's consolidated financial statements from the September 29, 2000 acquisition date.

     Management's Discussion and Analysis of Results of Operations and Financial Condition

Update on the Charter Conversion

         As announced on July 31, 2001, the Federal Reserve Board approved the Corporation's national bank holding company application and the Office of the Comptroller of the Currency approved the conversion of First Indiana Bank from a federal savings bank to a national bank. Effective August 1, 2001, First Indiana Bank became a national bank and the thrift charter was surrendered.

Summary of Corporation's Results

         First Indiana Corporation and subsidiaries had net earnings of $6,843,000 for the three months ended June 30, 2001, compared with net earnings of $6,179,000 in the same period last year. Diluted earnings per share for the three months ended June 30, 2001 were $0.53, compared with $0.48 per share for the same period one year ago. Cash dividends for the second quarter of 2001 and 2000 were $0.16 and $0.14 per share of common stock outstanding.

         For the first six months of 2001, net earnings were $13,533,000, compared with $11,696,000 one year ago. For the six months ended June 30, 2001, diluted earnings per share were $1.05, compared with $0.91 for the same period one year ago. Cash dividends through the first six months of 2001 and 2000 were $0.32 and $0.28 per share of common stock outstanding.

         Annualized return on total average assets was 1.30 percent for the three months ended June 30, 2001, compared with 1.20 percent one year ago. For the six months ended June 30, 2001, the Corporation's annualized return on total average assets was 1.30 percent, compared with 1.16 percent for the same period in 2000.


Net Interest Income

         Net interest income was $18,880,000 for the three months ended June 30, 2001, compared with $19,561,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, net interest income was $38,006,000, compared with $38,522,000 for the six months ended June 30, 2000. The decreases shown in 2001 are a result of the declining interest rate environment and the fact that the Corporation was in a net asset-sensitive position within a one-year time period.

         Interest income for the three months ended June 30, 2001 was $40,877,000, compared with $43,184,000 for the three months ended June 30, 2000. Interest income for the six months ended June 30, 2001 was $83,480,000, compared with $83,440,000 for the same period in 2000. The yield on average interest-earning assets for the three months ended June 30, 2001 and 2000 was
8.10 percent and 8.59 percent. Average interest-earning assets for the three months ended June 30, 2001 and 2000 were $2,020,589,000 and $2,011,365,000.
Average loans for the three months ended June 30, 2001 and 2000 were $1,827,029,000 and $1,824,280,000. Average business loans for the three months ended June 30, 2001 and 2000 were $390,243,000 and $266,854,000, an increase of
46 percent. This growth in business loans is a result of the Corporation's emphasis on building relationships with business clients in its market and exemplifies the transition from a thrift to a commercial bank. Offsetting the increase in business loans was a decrease in residential mortgage loans. Average residential mortgage loans for the three months ended June 30, 2001 and 2000 were $421,047,000 and $526,475,000. This decrease is a result of the Corporation's strategy to de-emphasize this business and the prepayment of loans due to the lower interest rate environment.






         Interest expense for the three months ended June 30, 2001 was $21,997,000, compared with $23,623,000 for the three months ended June 30, 2000. Interest expense for the six months ended June 30, 2001 and 2000 was $45,474,000 and $44,918,000. The cost of average interest-bearing liabilities for the three months ended June 30, 2001 and 2000 was 5.07 percent and 5.41 percent. Average interest-bearing deposits for the three months ended June 30, 2001 and 2000 were $1,297,005,000 and $1,249,454,000, reflecting increases in savings deposits. Average borrowed funds for the three months ended June 30, 2001 and 2000 were $441,847,000 and $497,144,000.

         Net interest margin consists of two components: interest-rate spread and the contribution of interest-free funds (primarily capital and non-interest-bearing liabilities). Average interest-free funds for the three months ended June 30, 2001 and 2000 totaled $281,737,000 and $264,767,000.
Average interest-free funds for the six months ended June 30, 2001 and 2000 totaled $274,161,000 and $259,498,000. Although interest-free funds increased on average during these periods, the impact on net interest margin was relatively flat due to the lower interest rate environment.




                                                             Three Months Ended June 30
(Dollars in Thousands)                                      2001                     2000
                                                     --------------------     -------------------

Net Interest Income                                             $ 18,880                $ 19,561
                                                     ====================     ===================

Average Interest-Earning Assets                              $ 2,020,589             $ 2,011,365
Average Interest-Bearing Liabilities                           1,738,852               1,746,598
                                                     --------------------     -------------------
     Average Interest-Free Funds                               $ 281,737               $ 264,767
                                                     ====================     ===================

Yield on Interest-Earning Assets                                    8.10 %                  8.59 %
Cost of Interest-Bearing Liabilities                                5.07                    5.41
                                                     --------------------     -------------------
     Interest-Rate Spread                                           3.03                    3.18
Impact of Interest-Free Funds                                       0.70                    0.71
                                                     --------------------     -------------------
     Net Interest Margin                                            3.73 %                  3.89 %
                                                     ====================     ===================





                                                              Six Months Ended June 30
                                                            2001                     2000
                                                     --------------------------------------------
(Dollars in Thousands)
Net Interest Income                                             $ 38,006                $ 38,522
                                                     ====================     ===================

Average Interest-Earning Assets                              $ 2,005,008             $ 1,970,571
Average Interest-Bearing Liabilities                           1,730,847               1,711,073
                                                     --------------------     -------------------
     Average Interest-Free Funds                               $ 274,161               $ 259,498
                                                     ====================     ===================

Yield on Interest-Earning Assets                                    8.35 %                  8.47 %
Cost of Interest-Bearing Liabilities                                5.30                    5.25
                                                     --------------------     -------------------
     Interest-Rate Spread                                           3.05                    3.22
Impact of Interest-Free Funds                                       0.72                    0.69
                                                     --------------------     -------------------
     Net Interest Margin                                            3.77 %                  3.91 %
                                                     ====================     ===================

Non-accruing delinquent loans have been included in average interest-earning assets.


Summary of Loan Loss and REO Experience and Non-Performing Assets

         The following table analyzes net loan charge-offs.



                                          For the Three Months Ended     For the Six Months Ended
                                          --------------------------------------------------------
                                          June 30, 2001 June 30, 2000   June 30,2001 June 30, 2000
                                          --------------------------------------------------------

Charge-Offs
    Business                                     $ 176           $ 8        $ 199          $ 73
    Consumer                                     1,592         1,062        2,845         2,212
    Residential Mortgage                            41            19           89            43
    Single-Family Construction                     248           297          293           322
    Commercial Real Estate                         117             -          185             -
                                          ------------------------------------------------------
Total Charge-Offs                                2,174         1,386        3,611         2,650
                                          ------------------------------------------------------
Recoveries
    Business                                        83            41           93            52
    Consumer                                       170           228          318           378
    Residential Mortgage                            12             6           12             6
    Single-Family Construction                      27            40           36            75
                                          ------------------------------------------------------
Total Recoveries                                   292           315          459           511
                                          ------------------------------------------------------
Net Charge-Offs                                $ 1,882       $ 1,071      $ 3,152       $ 2,139
                                          ======================================================

Net Charge-Offs to Average Loans
     (Annualized)                                 0.41%         0.23%        0.35%         0.24%




         Net charge-offs for the quarter totaled $1,882,000, compared to $1,270,000 for the first quarter of 2001 and $1,071,000 for the second quarter of 2000. In the second quarter of 2001, with a slowing of the economy an increase in charge-offs was experienced in all categories of loans, with the exception of residential mortgages. The allowance for loan losses increased to $35,304,000 at June 30, 2001, compared to $34,747,000 at March 31, 2001, and
$31,498,000 at June 30, 2000.

         The following table provides information on the Corporation's non-performing assets.


                                          June 30, 2001  December 31, 2000  June 30, 2000
                                          --------------------------------------------

Non-Accrual Loans                             $ 29,298         $ 25,430      $ 18,778
Impaired Loans                                   5,557            7,118         1,587
Real Estate Owned - Net                          2,972            2,593         2,905
                                          --------------------------------------------
Total Non-Performing Assets                   $ 37,827         $ 35,141      $ 23,270
                                          ============================================

Allowance for Loan Losses to Loans               1.91%            1.88%         1.70%
Allowance for Loan Losses
   to Non-Performing Loans                     101.29           103.16        154.67
Total Loan and REO Loss Allowance
   to Non-Performing Assets                     93.42            95.61        134.62
Total Non-Performing Assets
   to Total Loans and REO                        2.04             1.97          1.26




         Non-performing assets were $37,827,000, or 1.78 percent of assets, at June 30, 2001. This compares with $35,141,000, or 1.68 percent of assets, at December 31, 2000 and $23,270,000, or 1.10 percent of assets, at June 30, 2000. Non-performing assets include non-accrual loans, real estate owned, and impaired loans on which the Bank continues to accrue interest. With a slowing of the economy, an increase in the level of non-accrual loans was experienced in all major loan categories. Additionally, one loan totaling $5,637,000 was classified as impaired in the fourth quarter of 2000. The balance on this loan was reduced by $1,367,000 in principal repayments in the first six months of 2001.

         Charge-offs and non-performing assets are expected to trend slightly upward in the third quarter of 2001, but at levels management has anticipated.

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

         The provision recorded for the three and six months ended June 30, 2001 is the result of management's ongoing evaluation of the adequacy of the allowance for loan losses and the changing composition of the Corporation's loan portfolio. Management will continue to evaluate the adequacy of the provision and will adjust it, if necessary, based on the risk inherent in the portfolio.

Non-Interest Income

         Total non-interest income was $11,432,000 for the three months ended June 30, 2001, compared with $5,379,000 for the same period in 2000. For the six months ended June 30, 2001 and 2000, total non-interest income was $22,256,000 and $10,157,000.

         The increase in fee revenue was broad-based and resulted from the Corporation's strategy of expanding client relationships and the merger with Somerset Group in September 2000. Other financial services fees and insurance commissions include the fee income of Somerset Financial Services and First Indiana Investor Services. Somerset Financial Services historically has a strong first quarter due to fees generated from year-end audit and tax preparation services, and this seasonality is expected to be reflected in the statement of earnings going forward.

         Loan and deposit charges increased to $3,354,000 for the three months ended June 30, 2001 compared with $1,833,000 for the same period last year. For the six months ended June 30, 2001 and 2000, loan and deposit charges were $5,347,000 and $3,413,000. The increase is primarily due to a combination of increases in overdraft fees and late charges for loans.

         Loan fees increased to $1,010,000 for the three months ended June 30, 2001 from $675,000 in the same period last year. For the six months ended June 30, 2001 and 2000, loan fees were $1,993,000 and $1,332,000. This growth is primarily the result of increased business loan originations.

         The gain on sale of loans of $3,015,000 and $5,163,000 for the three- and six-month periods ended June 30, 2001 consists primarily of gains on the sale of fixed-rate home equity loans. The gain on sale of loans for the three- and six-month periods ended June 30, 2000 was $1,303,000 and $2,324,000. The increase in the gain on sale of loans is due partially to improved sale prices resulting from declining interest rates and is also due to increased volume of loans sold. Consumer loans sold for the three months ended June 30, 2001 were $75,442,000, compared with $67,799,000 for the same period in 2000. Through its national network of originators, the Bank originates a full range of fixed-rate consumer loans with varying levels of credit risk. These range from "A" credits to the Bank's retail customers, which may be kept in the portfolio, to sub-prime credits, which are originated for sale.

         Consumer loans serviced for others totaled $405,242,000 at June 30, 2001, compared with $315,337,000 at June 30, 2000. The Corporation's residential loans serviced for others decreased to $543,684,000 at June 30, 2001 from $789,603,000 at June 30, 2000. This decrease in residential loan servicing is consistent with the Bank's strategy related to de-emphasizing the residential mortgage business. Another factor in the decrease is loan prepayments due to the current interest rate environment.

Non-Interest Expense

         Total non-interest expense was $16,722,000 for the three months ended June 30, 2001, compared with $12,343,000 for the same period in 2000. For the six months ended June 30, 2001 and 2000, total non-interest expense was $33,419,000 and $24,731,000. Salaries and benefits increased $2,849,000, occupancy expenses increased $242,000, and equipment expenses increased $254,000 for the three months ended June 30, 2001 when compared with the same period in 2000. The six months ended June 30, 2001 showed similar increases in these categories. Each of these increases was primarily the result of the Somerset Group merger. Also as a result of the merger, goodwill expense increased $219,000 and $427,000 for the three- and six-months ended June 30, 2001.

         The Corporation's efficiency ratio was 55.17 percent for the three months ended June 30, 2001, compared to 49.49 percent for the same period last year. For the six months ended June 30, 2001 and 2000, the efficiency ratio was
55.46 percent and 50.80 percent. The decrease in net interest income in 2001 compared to the same periods in 2000 has had a negative impact on the efficiency ratio.


Capital Resources and Liquidity

         At June 30, 2001, shareholders' equity was $209,558,000, or 9.85 percent of total assets, compared with $198,812,000, or 9.53 percent, at December 31, 2000 and $185,058,000, or 8.73 percent, at June 30, 2000.

         The Corporation paid a quarterly dividend of $0.16 per common share on June 19, 2001 to shareholders of record as of June 6, 2001. This reflects a 14 percent increase from a quarterly dividend of $0.14 per share in 2000. For the six months ended June 30, 2001, the Corporation paid $0.32 per share in dividends, compared to $0.28 for the same period in 2000.

         The following table shows First Indiana Bank's strong capital levels and compliance with all capital requirements at June 30, 2001. First Indiana Bank is classified as "well-capitalized" under the OTS regulatory framework for prompt corrective action, its highest classification. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, tier one risk-based, and tier one leverage ratios as set forth in the following table. This table reflects categories of assets included under OTS regulations. There are no conditions or events since the date of classification that management believes have changed the Bank's category from well-capitalized.


(Dollars in Thousands)                                                                           To be Well-
                                                                                              Capitalized under
                                                                                                  OTS Prompt
                                          June 30, 2001                For Capital            Corrective Action
                                              Actual               Adequacy Purposes              Provisions
                                        Amount      Ratio          Amount      Ratio           Amount      Ratio
                                  ------------------------    -----------------------    -----------------------

Tangible Capital                        $178,142     8.45 %        $ 31,618     1.50 %             N/A      N/A
Core (Tier One) Capital                  178,142     8.45            84,314     4.00          $105,392     5.00 %
Tier One Risk-Based Capital              178,142     9.88               N/A      N/A           108,173     6.00
Total Risk-Based Capital                 199,574    11.07           144,231     8.00           180,289    10.00




         The Corporation conducts its business through its subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation's two significant assets are its investment in the Bank and its investment in Somerset Financial Services.


Financial Condition

         Total assets at June 30, 2001, were $2,128,550,000, an increase of $42,553,000 from $2,085,997,000 at December 31, 2000.

         Loans receivable at June 30, 2001, were $1,850,396,000, compared with $1,784,475,000 at December 31, 2000. The predominant growth in loans occurred in the targeted portfolios of business and construction, each of which increased from year-end 2000.

         Total deposits were $1,435,008,000 at June 30, 2001, compared with $1,399,983,000 at December 31, 2000. This increase is primarily due to an increase in the insured indexed money market savings products. Non-interest-bearing deposits consist of retail and commercial checking accounts, as well as official checking accounts. Commercial checking accounts, which increased $13,678,000 from December 31, 2000, to $96,682,000 at June 30, 2001, are expected to become a more significant source of funds.

         Federal Home Loan Bank ("FHLB") advances totaled $326,652,000 at
June 30, 2001, compared with $336,754,000 at December 31, 2000. The growth in deposits allowed the Bank to reduce its borrowed funds since the end of the year. Following its conversion to a national bank, First Indiana Bank continued its membership in the FHLB and remains eligible for FHLB services, including FHLB advances. The Bank plans to continue the use FHLB advances as one of its funding sources in the future.


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

         The Corporation's success is largely dependent upon its ability to manage interest-rate risk, which is defined as the exposure of the Corporation's net interest income and net earnings to changes in interest rates. ALCO is responsible for managing interest-rate risk and the Corporation has established acceptable limits for interest-rate exposure, which are reviewed on a monthly basis. The Corporation uses a model which measures interest-rate sensitivity to determine the impact on net earnings of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities, and renewal rates on certificates of deposit, estimated borrowing needs, projected secondary marketing gains and losses, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest-rate sensitive instruments which are held to maturity or available for sale. The Corporation has no trading assets. Based on the information and assumptions in effect at June 30, 2001, management believes that a 100 basis point increase in interest rates would result in a 5.7 percent increase in annual net interest income. A 100 basis point decrease in interest rates would result in a 6.4 percent decrease in annual net interest income. Because of the numerous assumptions used in the computation of interest-rate sensitivity, and the fact that the model does not assume any actions the ALCO could take in response to the change in interest rates, the results should not be relied upon as indicative of actual results.

         The Corporation also monitors interest rate sensitivity using gap analysis. This method recognizes the dynamics of the balance sheet and the effect of changing interest rates on the Corporation's net earnings. The cumulative rate-sensitivity gap reflects the Corporation's sensitivity to interest-rate changes over time. It is a static indicator and does not attempt to predict the net interest income of a dynamic business in a rapidly changing environment. Significant adjustments may be made when the rate outlook changes. At June 30, 2001, the Corporation's one-year interest-rate gap stood at a positive 5.93 percent.

         The following schedule analyzes the difference in rate-sensitive assets and liabilities or gap at June 30, 2001 and December 31, 2000.


(Dollars in Thousands)                                                                         Over 180   Over One
                                                                       Percent       Within    Days to     Year to       Over
                                                Rate         Balance   of Total     180 Days   One Year  Five Years    Five Years
                                              -------   ----------------------   -----------------------------------------------
Interest-Earning Assets
  Securities Available for Sale                 6.36 %     $ 154,527     7.62 %     $ 12,405   $ 23,342   $ 113,969     $ 4,811
  Federal Home Loan Bank Stock                  7.50          21,591     1.07              -          -           -      21,591
  Loans (1)
    Business                                    7.82         429,140    21.18        354,046     11,748      57,540       5,806
    Consumer                                    9.03         727,543    35.89        312,713     53,513     268,935      92,382
    Residential Mortgage                        7.09         398,354    19.66        124,125     85,893     182,439       5,897
    Single-Family Construction                  7.76         240,722    11.88        217,373     11,674      11,675           -
    Commercial Real Estate                      8.04          54,637     2.70         18,874     19,087      10,198       6,478
                                                        ------------------------------------------------------------------------
                                                8.00     $ 2,026,514   100.00 %    1,039,536    205,257     644,756     136,965
                                                        =========================-----------------------------------------------
Interest-Bearing Liabilities
  Deposits
    Demand Deposits (2)                         1.42       $ 113,166     6.60 %       16,468          -           -      96,698
    Savings Deposits (2)                        3.11         411,498    24.01        378,268        859       6,873      25,498
    Certificates of Deposit $100,000 or Greater 6.22         274,486    16.02        123,448     37,302     113,736           -
    Other Certificates of Deposit               6.02         470,466    27.46        164,155    116,760     189,525          26
                                                        ----------------------   -----------------------------------------------
                                                4.71       1,269,616    74.09        682,339    154,921     310,134     122,222
  Borrowings
    Short-Term Borrowings                       3.60         117,388     6.85        117,388          -           -           -
    FHLB Advances                               5.59         326,652    19.06         90,000     80,000     115,860      40,792
                                                        ------------------------------------------------------------------------
                                                4.80       1,713,656   100.00 %      889,727    234,921     425,994     163,014
                                                                     ============
Net - Other (3)                                              312,858                                                    312,858
                                                        -------------            -----------------------------------------------
    Total                                                $ 2,026,514                 889,727    234,921     425,994     475,872
                                                        =============
                                                                                 -----------------------------------------------
Rate Sensitivity Gap                                                               $ 149,809   $(29,664)  $ 218,762   $(338,907)
                                                                                 ===============================================
                                                                                 -----------------------------------
June 30, 2001 - Cumulative Rate Sensitivity Gap                                    $ 149,809  $ 120,145   $ 338,907
                                                                                 ===================================
Percent of Total Interest-Earning Assets                                               7.39%      5.93%      16.72%
                                                                                 ===================================
December 31, 2000 - Cumulative Rate Sensitivity Gap                                 $ 54,045   $ 19,199   $ 133,743
                                                                                 ===================================
Percent of Total Interest-Earning Assets                                               2.72%      0.97%       6.73%
                                                                                 ===================================





(1) The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. For adjustable-rate loans, interest rates adjust at intervals of six months to five years. Included in consumer loans are $48.9 million of home equity loans held for sale.
(2) A portion of these deposits has been included in the Over Five Years category to reflect management's assumption that these accounts are not rate-sensitive. This assumption is based upon the historic trends on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.
(3) Net - Other is the excess of non-interest-bearing liabilities and capital over non-interest-bearing assets.

Part II

Items 1, 2, and 3 are not applicable.

Item 4.           Submission of Matters to Vote of Security Holders.

                  An annual meeting of shareholders was held April 18, 2001. The following directors were elected at this meeting:




                                                           Votes For              Votes Withheld
                                                    --------------------- ------------------------

                      Robert H. McKinney                      11,315,942                  129,798

                      Owen B. Melton, Jr.                     11,320,281                  125,459

                      Michael L. Smith                        11,370,273                   75,467


                  The following directors' terms of office continued after the meeting:

                  Gerald L. Bepko
                  Robert J. Laikin
                  Andrew Jacobs, Jr.
                  Marni McKinney
                  Phyllis W. Minott
                  John W. Wynne

     Item 5. Statements contained in this presentation that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) which involve significant risks and uncertainties. The Corporation intends such forward-looking statements to be covered by the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe-harbor provisions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and involves a number of risks and uncertainties. In particular, among the factors that could cause actual results to differ materially are changes in interest rates, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets in general or the loan market in particular, changes in the real estate market, statutory or regulatory changes, or unanticipated results in pending legal proceedings. The fact that there are various risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Corporation undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
3(i) Articles of Incorporation of First Indiana Corporation, incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of First Indiana Corporation for the year ended December 31, 2000.
3(ii)Amended and Restated Bylaws of First Indiana Corporation, incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K of First Indiana Corporation for the year ended December 31, 2000.

(b)      Reports on Form 8-K
(i) On April 18, 2001, a Form 8-K was filed related to the April 17, 2001, first quarter 2001 earnings release.
(ii) On April 19, 2001, a Form 8-K and a Form 8-K/A were filed related to Regulation FD disclosure of information presented at the April 18, 2001, annual shareholders' meeting.
(iii)On April 24, 2001, a Form 8-K was filed announcing the declaration of a quarterly dividend.
(iv) On July 17, 2001, a Form 8-K was filed related to the July 16, 2001, second quarter 2001 earnings release.
(v) On August 1, 2001, a Form 8-K was filed related to the July 31, 2001 press release about the August 1, 2001, conversion from a thrift to a national bank charter.

                  Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     First Indiana Corporation


August 10, 2001                         /s/        Owen B. Melton, Jr.
                                     ------------------------------------------
                                                   Owen B. Melton, Jr.
                                                   President


August 10, 2001                         /s/         William J. Brunner
                                     ------------------------------------------
                                                    William J. Brunner
                                                    Vice President and Treasurer
                                                   (Principal Financial Officer)