Form 10-Q
period 2001-09-30
FIRST INDIANA CORP
filed 2001-11-13
CIK 789670

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001

or

(   ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period from __________ to __________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Shares

Common Stock, par value $0.01 per share	Outstanding at 10/31/2001
12,354,289

FIRST INDIANA CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

Financial Highlights
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                 For the Three Months Ended
                                                                         September 30
                                                             ----------------------------------
                                                                  2001               2000
                                                             ---------------    ---------------
Total Interest Income                                              $ 39,192           $ 45,042
Total Interest Expense                                               20,352             25,181
Net Earnings                                                          6,848              6,470

Basic Earnings Per Share                                             $ 0.55             $ 0.51
Diluted Earnings Per Share                                             0.54               0.50
Dividends Per Share                                                    0.16               0.14

Net Interest Margin                                                    3.74%             3.91%
Net Interest Spread                                                    3.11               3.17
Efficiency Ratio                                                      56.41              49.42
Annualized Return on Average Equity                                   13.00              13.59
Annualized Return on Average Assets                                    1.28               1.22

Average Shares Outstanding                                       12,472,327         12,611,908
Average Diluted Shares Outstanding                               12,818,389         12,823,490

                                                                  For the Nine Months Ended
                                                                         September 30
                                                             ----------------------------------
                                                                  2001               2000
                                                             ---------------    ---------------
Total Interest Income                                             $ 122,672          $ 128,482
Total Interest Expense                                               65,826             70,099
Net Earnings                                                         20,381             18,166

Basic Earnings Per Share                                             $ 1.63             $ 1.44
Diluted Earnings Per Share                                             1.59               1.41
Dividends Per Share                                                    0.48               0.42

Net Interest Margin                                                    3.76%             3.91%
Net Interest Spread                                                    3.07               3.20
Efficiency Ratio                                                      55.81              50.33
Annualized Return on Average Equity                                   13.19              13.18
Annualized Return on Average Assets                                    1.29               1.18

Average Shares Outstanding                                       12,490,819         12,613,921
Average Diluted Shares Outstanding                               12,849,384         12,806,553

                                                                      At September 30
                                                             ----------------------------------
                                                                  2001               2000
                                                             ---------------    ---------------
Assets                                                          $ 2,129,152        $ 2,125,867
Loans                                                             1,827,732          1,827,653
Deposits                                                          1,390,549          1,403,083
Shareholders' Equity                                                212,687            191,354
Shareholders' Equity/Assets                                            9.99%             9.00%
Shareholders' Equity Per Share                                      $ 17.19            $ 15.39
Market Closing Price                                                  20.60              26.06

Shares Outstanding                                               12,369,289         12,434,645

Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                        September 30 December 31 September 30
                                                                            2001        2000         2000
                                                                        --------------------------------------
Assets
  Cash                                                                      $ 59,420    $ 43,114     $ 35,288
  Federal Funds Sold                                                           8,000      22,000       34,000
                                                                        --------------------------------------
    Total Cash and Cash Equivalents                                           67,420      65,114       69,288
  Securities Available for Sale                                              154,408     158,784      151,747
  FHLB and Federal Reserve Bank Stock                                         22,491      21,591       21,591
  Loans
    Business                                                                 478,945     312,757      295,947
    Consumer                                                                 699,533     748,290      762,429
    Residential Mortgage                                                     355,357     466,125      509,686
    Single-Family Construction                                               240,927     207,569      212,701
    Commercial Real Estate                                                    52,970      49,734       46,890
                                                                        --------------------------------------
  Total Loans                                                              1,827,732   1,784,475    1,827,653
    Allowance for Loan Losses                                                (36,442)    (33,578)     (32,668)
                                                                        --------------------------------------
  Net Loans                                                                1,791,290   1,750,897    1,794,985
  Premises and Equipment                                                      20,626      19,212       18,528
  Accrued Interest Receivable                                                 17,223      18,327       16,536
  Real Estate Owned - Net                                                      4,314       2,593        2,583
  Goodwill                                                                    13,274      13,904       13,958
  Other Assets                                                                38,106      35,575       36,651
                                                                        --------------------------------------
Total Assets                                                              $2,129,152 $ 2,085,997   $2,125,867
                                                                        ======================================

Liabilities and Shareholders' Equity
  Liabilities
    Non-Interest-Bearing Deposits                                          $ 140,880   $ 123,836    $ 114,543
    Interest-Bearing Deposits
        Demand Deposits                                                      119,150     115,651      111,515
        Savings Deposits                                                     418,322     375,331      375,325
        Certificates of Deposit                                              712,197     785,165      801,700
                                                                        --------------------------------------
      Total Interest-Bearing Deposits                                      1,249,669   1,276,147    1,288,540
                                                                        --------------------------------------
    Total Deposits                                                         1,390,549   1,399,983    1,403,083
    Short-Term Borrowings                                                    124,983     117,725      113,608
    Federal Home Loan Bank Advances                                          356,647     336,754      361,754
    Accrued Interest Payable                                                   4,738       6,752        7,531
    Advances by Borrowers for Taxes and Insurance                             15,559       6,188       14,092
    Other Liabilities                                                         23,989      19,783       34,445
                                                                        --------------------------------------
  Total Liabilities                                                        1,916,465   1,887,185    1,934,513
                                                                        --------------------------------------
  Shareholders' Equity
    Preferred Stock, $0.01 Par Value:  2,000,000 Shares Authorized;
      None Issued                                                                  -           -            -
    Common Stock, $0.01 Par Value:  33,000,000 Shares Authorized;
      Issued:  2001 - 13,691,870 Shares;
           2000 - 13,561,085 and 13,536,316 Shares                               137         135          135
    Capital Surplus                                                           41,800      39,923       39,502
    Retained Earnings                                                        185,469     170,954      165,981
    Accumulated Other Comprehensive Income (Loss)                              4,982       2,046          (18)
    Treasury Stock at Cost: 2001 - 1,322,581 Shares;
         2000 - 1,101,671 and 1,101,671 Shares                               (19,701)    (14,246)     (14,246)
                                                                        --------------------------------------
  Total Shareholders' Equity                                                 212,687     198,812      191,354
                                                                        --------------------------------------
Total Liabilities and Shareholders' Equity                                $2,129,152 $ 2,085,997   $2,125,867
                                                                        ======================================

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                   Three Months Ended September 30   Nine Months Ended September 30
                                                   --------------------------------------------------------------
                                                        2001           2000              2001          2000
                                                   --------------------------------------------------------------
Interest Income
  Loans                                                  $ 36,334       $ 41,785         $ 113,496     $ 118,834
  Securities Available for Sale                             2,419          2,560             7,554         7,786
  Dividends on FHLB and Federal Reserve Bank Stock            404            462             1,247         1,285
  Federal Funds Sold                                           35            235               375           577
                                                   --------------------------------------------------------------
    Total Interest Income                                  39,192         45,042           122,672       128,482
                                                   --------------------------------------------------------------
Interest Expense
  Deposits                                                 14,484         17,111            47,697        47,411
  Short-Term Borrowings                                     1,032          1,684             3,584         4,629
  Federal Home Loan Bank Advances                           4,836          6,386            14,545        18,059
                                                   --------------------------------------------------------------
    Total Interest Expense                                 20,352         25,181            65,826        70,099
                                                   --------------------------------------------------------------
Net Interest Income                                        18,840         19,861            56,846        58,383
  Provision for Loan Losses                                 2,475          2,439             7,353         7,317
                                                   --------------------------------------------------------------
Net Interest Income after Provision for Loan Losses        16,365         17,422            49,493        51,066
                                                   --------------------------------------------------------------
Non-Interest Income
  Loan and Deposit Charges                                  3,457          1,905             8,804         5,318
  Loan Servicing Income                                       398            304               849           899
  Loan Fees                                                   938            903             2,931         2,235
  Trust Fees                                                  618            460             1,653         1,135
  Other Financial Services Fees                             1,600              -             7,895             -
  Insurance Commissions                                       604             36             1,407           102
  Sale of Loans                                             2,420            600             7,583         2,923
  Sale of Loan Servicing                                        -          1,197                 -         1,197
  Sale of Investment Securities                               543           (211)              543          (168)
  Sale of Premises and Equipment                              563           (131)              549           (48)
  Other                                                       716            840             1,902         2,467
                                                   --------------------------------------------------------------
    Total Non-Interest Income                              11,857          5,903            34,116        16,060
                                                   --------------------------------------------------------------
Non-Interest Expense
  Salaries and Benefits                                     9,584          6,851            28,500        20,246
  Net Occupancy                                               937            691             2,759         2,038
  Equipment                                                 1,950          1,493             5,411         4,450
  Professional Services                                     1,015            606             2,958         2,012
  Marketing                                                   670            645             2,051         1,787
  Office Supplies and Postage                                 555            458             1,707         1,346
  Real Estate Owned Operations - Net                          229            121               251           181
  Goodwill Amortization                                       229             18               692            53
  Other                                                     2,147          1,850             6,408         5,351
                                                   --------------------------------------------------------------
    Total Non-Interest Expense                             17,316         12,733            50,737        37,464
                                                   --------------------------------------------------------------
Earnings before Income Taxes                               10,906         10,592            32,872        29,662
  Income Taxes                                              4,058          4,122            12,491        11,496
                                                   --------------------------------------------------------------
Net Earnings                                              $ 6,848        $ 6,470          $ 20,381      $ 18,166
                                                   ==============================================================

Basic Earnings Per Share                                   $ 0.55         $ 0.51            $ 1.63        $ 1.44
                                                   ==============================================================

Diluted Earnings Per Share                                 $ 0.54         $ 0.50            $ 1.59        $ 1.41
                                                   ==============================================================

Dividends Per Common Share                                 $ 0.16         $ 0.14            $ 0.48        $ 0.42
                                                   ==============================================================

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Shareholders' Equity
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                                                                            Accumulated
                                                                                                                               Other                         Total
                                                                             Common Stock          Capital    Retained     Comprehensive     Treasury    Shareholders'
                                                                     -----------------------------
                                                                          Shares        Amount     Surplus    Earnings     Income (Loss)       Stock         Equity
                                                                     ---------------------------------------------------------------------------------------------------

Balance at December 31, 2000                                               12,459,414       $ 135    $39,923    $170,954           $ 2,046     $ (14,246)     $ 198,812

Comprehensive Income:
  Net Earnings                                                                      -           -          -      20,381                 -             -         20,381
  Unrealized Gain on Securities Available for Sale of $4,812,
    Net of Income Taxes and Reclassification Adjustment of
    $331, Net of Income Taxes                                                       -           -          -           -             2,936             -          2,936
                                                                                                                                                         ---------------
Total Comprehensive Income                                                                                                                                       23,317
Dividends on Common Stock - $0.48 per share                                         -           -          -      (6,001)                -             -         (6,001)
Exercise of Stock Options                                                     147,288           2      1,614           -                 -             -          1,616
Tax Benefit of Option Compensation                                                  -           -        652           -                 -             -            652
Common Stock Issued under Restricted Stock Plans -
  Net of Amortization                                                             807           -        128         189                 -             -            317
Option Compensation Related to Somerset Merger                                      -           -       (113)        (54)                -             -           (167)
Purchase of Treasury Stock                                                   (220,910)          -          -           -                 -        (5,455)        (5,455)
Redemption of Common Stock                                                    (17,310)          -       (404)          -                 -             -           (404)

                                                                     ---------------------------------------------------------------------------------------------------
Balance at September 30, 2001                                              12,369,289       $ 137    $41,800    $185,469           $ 4,982     $ (19,701)     $ 212,687
                                                                     ===================================================================================================

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)

                                                                        Nine Months Ended September 30
                                                                       ---------------------------------
                                                                             2001            2000
                                                                       ---------------------------------
Cash Flows from Operating Activities
Net Earnings                                                                   $ 20,381        $ 18,166
Adjustments to Reconcile Net Earnings to
  Net Cash from Operating Activities
    Gain on Sale of Loans and Securities Available for Sale, Net                 (8,126)         (2,755)
    Amortization of Goodwill                                                        692              53
    Amortization of Premium, Discount, and Other Intangibles                      1,235            (239)
    Depreciation and Amortization of Premises and Equipment                       2,358           2,171
    Net Accretion of Loans                                                          777             565
    Provision for Loan Losses                                                     7,353           7,317
    Origination of Loans Held For Sale Net of Principal Collected              (196,409)       (227,937)
    Proceeds from Sale of Loans Held for Sale                                   215,922         200,250
    Tax Benefit of Option Compensation                                              652             230
    Change In:
      Accrued Interest Receivable                                                 1,104          (2,982)
      Other Assets                                                              (17,902)         (8,217)
      Accrued Interest Payable                                                   (2,014)          1,926
      Other Liabilities                                                           4,372          (2,275)
                                                                       ---------------------------------
Net Cash Provided (Used) by Operating Activities                                 30,395         (13,727)
                                                                       ---------------------------------

Cash Flows from Investing Activities
  Proceeds from Sale of Securities Available for Sale                            20,000          22,255
  Proceeds from Maturities of Securities Available for Sale                      10,646           4,782
  Purchase of Securities Available for Sale                                     (20,000)        (20,000)
  Purchase of Federal Reserve Bank Stock                                           (900)              -
  Originations of Loans Net of Principal Collected                              (51,123)       (133,563)
  Proceeds from Sale of Loans                                                         -          41,112
  Purchase of Premises and Equipment                                             (4,531)         (2,909)
  Proceeds from Sale of Premises and Equipment                                    1,308              10
  Acquisition of Somerset, Net of Cash Acquired                                    (333)          1,561
                                                                       ---------------------------------
Net Cash Used by Investing Activities                                           (44,933)        (86,752)
                                                                       ---------------------------------

Cash Flows from Financing Activities
  Net Change in Deposits                                                         (9,434)         90,968
  Net Change in Short-Term Borrowings                                             7,258          14,854
  Repayment of Federal Home Loan Bank Advances                                 (205,107)       (635,101)
  Borrowings of Federal Home Loan Bank Advances                                 225,000         630,001
  Net Change in Advances by Borrowers for Taxes and Insurance                     9,371          12,715
  Stock Option Proceeds                                                           1,212             427
  Purchase of Treasury Stock                                                     (5,455)           (283)
  Reissuance of Treasury Stock                                                        -              46
  Dividends Paid                                                                 (6,001)         (5,301)
                                                                       ---------------------------------
Net Cash Provided by Financing Activities                                        16,844         108,326
                                                                       ---------------------------------

Net Change in Cash and Cash Equivalents                                           2,306           7,847
  Cash and Cash Equivalents at Beginning of Period                               65,114          61,441
                                                                       ---------------------------------
Cash and Cash Equivalents at End of Period                                     $ 67,420        $ 69,288
                                                                       =================================

See Notes to Condensed Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2001
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

Note 2 - Earnings Per Share

         Basic earnings per share for 2001 and 2000 were computed by dividing net earnings by the weighted averages shares of common stock outstanding (12,472,327 and 12,611,908 for the three months ended September 30, 2001 and 2000 and 12,490,819 and 12,613,921 for the nine months ended September 30, 2001 and 2000). Diluted earnings per share for 2001 and 2000 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (12,818,389 and 12,823,490 for the three months ended September 30, 2001 and 2000 and 12,849,384 and 12,806,553 for the nine months ended September 30, 2001 and 2000). Dilution of the per-share calculation relates to stock options.

Note 3 - Allowances for Loan Losses and Real Estate Owned

         Allowances have been established for losses on loans and real estate owned ("REO"). The provisions for losses charged to operations are based on management's judgment of current circumstances and the credit risk of the loan portfolio and REO. Management believes that these allowances are adequate to provide for probable losses inherent in the loan and REO portfolios. While management uses available information to recognize losses on loans and REO, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examinations, periodically review these allowances and may require the Corporation to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Note 4 - Segment Reporting

         The Corporation's business units are primarily organized to operate in the financial services industry, and are determined by the products and services offered. The consumer segment includes the origination, sale, servicing, and portfolio activities of both home equity and installment loans, and the residential segment encompasses the origination, sale, servicing, and portfolio activities of both residential first mortgage and Community Reinvestment Act loans. The business segment originates construction, commercial, and commercial real estate loans, and provides traditional cash management services to business customers. The Corporation's investment portfolio management is included in the treasury segment. The retail segment includes the Bank's 26-branch network, virtual banking services, and First Indiana Investor Services, which was acquired in connection with the merger in September 2000 of The Somerset Group, Inc. ("Somerset Group") with and into the Corporation. FirstTrust provides trust and advisory services to the Bank's customers. Somerset Financial Services, also acquired as part of the Somerset Group merger, is a comprehensive financial services company offering businesses and their owners a wide variety of financial services, including tax planning and preparation, accounting services, retirement and estate planning, and investment and wealth management. Somerset Financial Services also has an extensive consulting practice spanning construction services, health care, entrepreneurial activities, real estate, information technology, and risk management. Revenues in the Corporation's segments are generated from loans, deposits, investments, servicing fees, loan sales, and trust and advisory services. The Corporation has no foreign operations.

Segment Reporting

(Dollars in Thousands)

                                                                                                                                                                Third Quarter
                                                                                                                                Somerset                             2001
                                                                                                       Retail                  Financial    Intersegment         Consolidated
                                             Business      Consumer     Residential     Treasury       Banking    FirstTrust    Services    Eliminations            Totals
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Average Segment Assets                         $ 757,105     $ 755,903      $ 387,932     $ 232,475      $ 68,972     $ 4,349       12,787      $ (96,253)(1)       $ 2,123,270
Net Interest Income                                7,655         6,741            755          (396)        4,013           -           26             46 (2)            18,840
Non-Interest Income                                1,317         3,146            341           556         4,089         617        1,607            184 (3)            11,857
Intersegment Income (Expense)                          -            87           (109)            -             -           -            -             22 (4)                 -
Significant Noncash Items:
  Provision for Loan Losses                        1,100         1,375              -             -             -           -            -              -                 2,475
  Goodwill Amortization                                -             -              -             -            90           -          111             28 (3)               229
Earning (Loss) before Income Taxes                 4,830         6,052            397           (32)        3,344         163         (337)        (3,511)(3)            10,906

                                                                                                                                                                Third Quarter
                                                                                                                                                                     2000
                                                                                                       Retail                               Intersegment         Consolidated
                                             Business      Consumer     Residential     Treasury       Banking    FirstTrust                Eliminations            Totals
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Average Segment Assets                         $ 561,064     $ 763,570      $ 541,549     $ 220,830      $ 20,643       $ 904                     $ 3,644 (1)       $ 2,112,204
Net Interest Income                                5,821         6,445          1,700           704         4,262           -                         929 (2)            19,861
Non-Interest Income                                1,136         1,560          1,016          (211)        1,583         460                         359 (3)             5,903
Intersegment Income (Expense)                          -           586            (89)            -             -           -                        (497)(4)                 -
Significant Noncash Items:
  Provision for Loan Losses                          707         1,685             47             -             -           -                           -                 2,439
  Goodwill Amortization                                -             -              -             -            18           -                           -                    18
Earning (Loss) before Income Taxes                 4,340         6,137          2,224            56         2,307         138                      (4,610)(3)            10,592

                                                                                                                                Somerset                           YTD 2001
                                                                                                       Retail                  Financial    Intersegment         Consolidated
                                             Business      Consumer     Residential     Treasury       Banking    FirstTrust    Services    Eliminations            Totals
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Average Segment Assets                         $ 677,058     $ 756,172      $ 421,235     $ 232,054      $ 40,334     $ 3,322       13,338      $ (34,919)(1)       $ 2,108,594
Net Interest Income                               21,126        20,636          3,076         1,660        10,116           -           63            169 (2)            56,846
Non-Interest Income                                4,011         9,682            692           583         9,263       1,653        7,902            330 (3)            34,116
Intersegment Income (Expense)                          -            87           (323)            -             -           -            -            236 (4)                 -
Significant Noncash Items:
  Provision for Loan Losses                        3,017         4,267             69             -             -           -            -              -                 7,353
  Goodwill Amortization                                -             -              -             -            29           -          338            325 (3)               692
Earning (Loss) before Income Taxes                13,467        19,389          1,777         1,565         5,943         303        1,274        (10,846)(3)            32,872

                                                                                                                                                                   YTD 2000
                                                                                                       Retail                               Intersegment         Consolidated
                                             Business      Consumer     Residential     Treasury       Banking    FirstTrust                Eliminations            Totals
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Average Segment Assets                         $ 562,100     $ 750,557      $ 531,575     $ 219,534      $ 20,608       $ 927                   $ (23,093)(1)       $ 2,062,208
Net Interest Income                               15,897        18,061          4,995         2,515        14,107           -                       2,808 (2)            58,383
Non-Interest Income                                2,865         4,534          1,754          (168)        4,530       1,134                       1,411 (3)            16,060
Intersegment Income (Expense)                          -         2,869           (165)            -             -           -                      (2,704)(4)                 -
Significant Noncash Items:
  Provision for Loan Losses                        1,641         5,519            157             -             -           -                           -                 7,317
  Goodwill Amortization                                -             -              -             -            53           -                           -                    53
Earning (Loss) before Income Taxes                11,186        17,587          5,059         1,576         8,500          93                     (14,339)(3)            29,662

(1)	Segment assets differ from consolidated assets due to reclassification adjustments (primarily related to income tax assets) that are not reflected in the management reporting system.
(2)	The net interest income amounts in the segment results reflect not only the actual interest income and expense from segment activities, but also amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to each asset and liability based on the treasury yield curve. These match-funding entries are not made to the Corporation's actual results.
(3)	These income amounts represent income and expense items, which are allocated to corporate overhead departments. These amounts are included in the Corporation's overall results, but are not part of the management reporting system.
(4)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, an amount is paid to the origination office, which is capitalized in the portfolio and amortized over a four-year period. These charges are similar to premiums paid for the purchase of loans, and are treated as such for management reporting. These entries are not made to the Corporation's actual results.

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

         In July 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, "Business Combinations," and FASB Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

         The provisions of Statement No. 141 are required to be adopted immediately and Statement No. 142 will be effective January 1, 2002. Furthermore, any goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, but before Statement No. 142 is adopted in full, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature prior to the adoption of Statement No. 142.

         Statement No. 141 will require upon adoption of Statement No. 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Corporation will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Corporation will be required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the Statement's transitional goodwill impairment evaluation, Statement No. 142 will require the Corporation to perform an assessment whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Corporation must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Corporation will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds fair value, an indication exists that the reporting unit goodwill may be impaired and the Corporation must perform the second step of the transitional impairment test. In the second step, the Corporation must compare the implied fair value of the reporting unit to the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement No. 141. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Corporation's statement of earnings.

         And finally, any unamortized negative goodwill existing at the date Statement No. 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

         As of the date of adoption of Statement No. 142, the Corporation expects to have unamortized goodwill in the amount of $13,045,000, which will be subject to the transition provisions of Statement No. 141 and Statement No. 142. Amortization expense related to goodwill was $279,000 and $692,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statement No. 141 and Statement No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Corporation's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change of accounting principle.

         On October 3, 2001, FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 excludes goodwill and other intangible assets that are not amortized which are covered by Statement No. 142. While Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement.

         Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.

         Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Since Statement No. 144 maintains many of the fundamental provisions of current accounting pronouncements, the adoption of this standard is not expected to have a material impact on the financial condition or results of operations of the Corporation.

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

Management's Discussion and Analysis of Results of Operations and Financial Condition

Charter Conversion Completed

         As announced on July 31, 2001, the Federal Reserve Board approved the Corporation's bank holding company application and the Office of the Comptroller of the Currency approved the conversion of First Indiana Bank from a federal savings bank to a national bank. Effective August 1, 2001, First Indiana Bank became a national bank and the thrift charter was surrendered. Effective September 25, 2001, the Federal Reserve Board approved the Corporation's election to become a financial holding company. As a financial holding company, the Corporation may engage in activities that are financial in nature or incidental to a financial activity.

Summary of Corporation's Results

         First Indiana Corporation and subsidiaries had net earnings of $6,848,000 for the three months ended September 30, 2001, compared with net earnings of $6,470,000 for the same period last year. Diluted earnings per share for the three months ended September 30, 2001 were $0.54, compared with $0.50 per share for the same period one year ago. Cash dividends for the third quarter of 2001 and 2000 were $0.16 and $0.14 per share of common stock outstanding.

         For the first nine months of 2001, net earnings were $20,381,000, compared with $18,166,000 one year ago. For the nine months ended September 30, 2001, diluted earnings per share were $1.59, compared with $1.41 for the same period one year ago. Cash dividends through the first nine months of 2001 and 2000 were $0.48 and $0.42 per share of common stock outstanding.

         Annualized return on total average assets was 1.28 percent for the three months ended September 30, 2001, compared with 1.22 percent for the same period one year ago. For the nine months ended September 30, 2001, the Corporation's annualized return on total average assets was 1.29 percent, compared with 1.18 percent for the same period in 2000.

         Annualized return on total average equity was 13.00 percent for the three months ended September 30, 2001, compared with 13.59 percent for the same period one year ago. For the nine months ended September 30, 2001, the Corporation's annualized return on total average equity was 13.19 percent, compared with 13.18 percent for the same period in 2000.

Net Interest Income

         Net interest income was $18,840,000 for the three months ended September 30, 2001, compared with $19,861,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, net interest income was $56,846,000, compared with $58,383,000 for the nine months ended September 30, 2000. The decreases shown in 2001 are a result of the declining interest rate environment and the fact that the Corporation was in a net asset-sensitive position within a one-year time period.

         Interest income for the three months ended September 30, 2001 was $39,192,000, compared with $45,042,000 for the three months ended September 30, 2000. Interest income for the nine months ended September 30, 2001 was $122,672,000, compared with $128,482,000 for the same period in 2000. The yield on average interest-earning assets for the three months ended September 30, 2001 and 2000 was 7.71 percent and 8.81 percent. Average interest-earning assets for the three months ended September 30, 2001 and 2000 were $2,021,378,000 and $2,040,419,000. Average loans for the three months ended September 30, 2001 and 2000 were $1,841,469,000 and $1,852,945,000. Average business loans for the three months ended September 30, 2001 and 2000 were $450,563,000 and $288,256,000, an increase of 56 percent. Average commercial real estate loans for the three months ended September 30, 2001 and 2000 were $53,623,000 and $44,632,000, an increase of 20 percent. This growth in business and commercial real estate loans was a result of the Corporation's emphasis on building relationships with business clients in its market and exemplifies the transition from a thrift to a commercial bank. Offsetting the increase in commercial loans was a decrease in residential mortgage loans and consumer loans. Average residential mortgage loans for the three months ended September 30, 2001 and 2000 were $376,940,000 and $542,174,000. This decrease was the result of the Corporation's strategy to de-emphasize this business and prepayments of loans due to the lower interest rate environment. Average consumer loans for the three months ended September 30, 2001 and 2000 were $718,358,000 and $753,787,000. The decrease in consumer loans resulted from an increase in prepayments due to the lower interest rate environment, a decrease in the amount of loans originated, and increased sales of loans.

         Interest expense for the three months ended September 30, 2001 was $20,352,000, compared with $25,181,000 for the three months ended September 30, 2000. Interest expense for the nine months ended September 30, 2001 and 2000 was $65,826,000 and $70,099,000. The cost of average interest-bearing liabilities for the three months ended September 30, 2001 and 2000 was 4.60 percent and 5.64 percent. Average interest-bearing deposits for the three months ended September 30, 2001 and 2000 were $1,270,887,000 and $1,268,620,000. Although interest-bearing deposits increased only slightly on average, consistent with the Corporation's relationship-oriented strategy, the mix of deposits changed considerably. Average savings deposits for the three months ended September 30, 2001 and 2000 were $416,974,000 and $365,655,000, an increase of 14 percent. Average certificates of deposit for the three months ended September 30, 2001 and 2000 were $729,730,000 and $783,483,000, a decrease of seven percent. Average borrowed funds for the three months ended September 30, 2001 and 2000 were $467,663,000 and $502,833,000, a decrease of seven percent.

         Net interest margin consists of two components: interest-rate spread and the contribution of interest-free funds (primarily capital and non-interest-bearing liabilities). Average interest-free funds for the three months ended September 30, 2001 and 2000 totaled $282,828,000 and $268,966,000. Average interest-free funds for the nine months ended September 30, 2001 and 2000 totaled $277,126,000 and $262,679,000. Although interest-free funds increased on average during these periods, their impact on net interest margin declined due to the lower interest rate environment, particularly in the quarterly comparisons.

                                                          Three Months Ended September 30                  Nine Months Ended September 30
(Dollars in Thousands)                                      2001                    2000                    2001                   2000

                                                     -------------------     -------------------     -------------------------------------------
Net Interest Income                                            $ 18,840                $ 19,861                $ 56,846                $ 58,383
                                                     ===================     ===================     ===================    ====================

Average Interest-Earning Assets                             $ 2,021,378             $ 2,040,419             $ 2,010,572             $ 1,994,024
Average Interest-Bearing Liabilities                          1,738,550               1,771,453               1,733,446               1,731,345
                                                     -------------------     -------------------     -------------------    --------------------
   Average Interest-Free Funds                                $ 282,828               $ 268,966               $ 277,126               $ 262,679
                                                     ===================     ===================     ===================    ====================

Yield on Interest-Earning Assets                                   7.71%                  8.81%                  8.13%                  8.59%
Cost of Interest-Bearing Liabilities                               4.60                    5.64                    5.06                    5.39
                                                     -------------------     -------------------     -------------------    --------------------
   Interest-Rate Spread                                            3.11                    3.17                    3.07                    3.20
Impact of Interest-Free Funds                                      0.63                    0.74                    0.69                    0.71
                                                     -------------------     -------------------     -------------------    --------------------
   Net Interest Margin                                             3.74%                  3.91%                  3.76%                  3.91%
                                                     ===================     ===================     ===================    ====================

Non-accruing delinquent loans have been included in average interest-earning assets.
Summary of Loan Loss and REO Experience and Non-Performing Assets

        The following table analyzes net loan charge-offs.

(Dollars in Thousands)                          Three Months Ended September 30    Nine Months Ended September 30
                                                       2001          2000                2001           2000
                                                -----------------------------------------------------------------
Charge-Offs
    Business                                           $ 58          $ 260              $ 257           $ 332
    Consumer                                          1,378          1,182              4,224           3,394
    Residential Mortgage                                  5              4                 94              48
    Single-Family Construction                            -             57                293             380
    Commercial Real Estate                              150              -                335               -
                                                --------------------------------------------------------------
Total Charge-Offs                                     1,591          1,503              5,203           4,154
                                                --------------------------------------------------------------
Recoveries
    Business                                             39             78                132             131
    Consumer                                            202            133                520             512
    Residential Mortgage                                (11)             -                  1               6
    Single-Family Construction                           24             23                 60              97
                                                --------------------------------------------------------------
Total Recoveries                                        254            234                713             746
                                                --------------------------------------------------------------
Net Charge-Offs                                     $ 1,337        $ 1,269            $ 4,490         $ 3,408
                                                ==============================================================

Net Charge-Offs to Average Loans (Annualized)         0.29%          0.28%              0.33%           0.25%

         Net charge-offs for the quarter totaled $1,337,000, compared to $1,882,000 for the second quarter of 2001 and $1,269,000 for the third quarter of 2000. The level of charge-offs in the third quarter of 2001 was contained due to the secured nature of the Corporation's residential and consumer loans. Charge-offs of commercial loans are expected to increase in the fourth quarter of 2001, but at levels management has anticipated. Net charge-offs for the nine months ended September 30, 2001 totaled $4,490,000, compared to $3,408,000 for the first nine months of 2000. This increase in net charge-offs occurred primarily in the second quarter of 2001, in all categories of loans, except residential mortgages. The allowance for loan losses increased to $36,442,000 at September 30, 2001, compared to $35,304,000 at June 30, 2001, $33,578,000 at December 31, 2000, and $32,668,000 at September 30, 2000.

         The following table provides information on the Corporation's non-performing assets.
(Dollars in Thousands)                           September 30, 2001     December 31, 2000     September 30, 2000
                                                -------------------------------------------------------------------

Non-Accrual Loans:
  Impaired                                                  $  1,861             $       -               $      -
  Other Non-Accrual                                           30,684                25,430                 21,820
                                                -------------------------------------------------------------------
Total Non-Accrual Loans                                       32,545                25,430                 21,820
Other Impaired Loans                                           4,042                 7,118                  1,522
Real Estate Owned - Net                                        4,314                 2,593                  2,583
                                                -------------------------------------------------------------------
Total Non-Performing Assets                                 $ 40,901              $ 35,141               $ 25,925
                                                ===================================================================

Allowance for Loan Losses to Loans                              1.99%                1.88%                 1.79%
Allowance for Loan Losses
   to Non-Performing Loans                                     99.60                103.16                 139.95
Total Loan and REO Loss Allowance
   to Non-Performing Assets                                    89.23                 95.61                 125.52
Total Non-Performing Assets
   to Total Loans and REO                                       2.23                  1.97                   1.42

         Non-performing assets were $40,901,000, or 1.92 percent of assets, at September 30, 2001. This compares with $35,141,000, or 1.68 percent of assets, at December 31, 2000 and $25,925,000, or 1.22 percent of assets, at September 30, 2000. Non-performing assets include non-accrual loans, impaired loans on which the Bank continues to accrue interest, and real estate owned. The increase in non-performing assets in the third quarter of 2001 occurred in the categories of loans in foreclosure and real estate owned, both of which represent loans secured by real estate previously charged down to their expected realizable value.

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

         The provision recorded for the three and nine months ended September 30, 2001 is the result of management's ongoing evaluation of the adequacy of the allowance for loan losses and the changing composition of the Corporation's loan portfolio. Management will continue to evaluate the adequacy of the provision and will adjust it, if necessary, based on the risk inherent in the portfolio.

Non-Interest Income

         Total non-interest income was $11,857,000 for the three months ended September 30, 2001, compared with $5,903,000 for the same period in 2000. For the nine months ended September 30, 2001 and 2000, total non-interest income was $34,116,000 and $16,060,000.

         The increase in fee revenue for the three and nine months ended September 30, 2001 over the same periods in 2000 was broad-based and resulted from the Corporation's strategy of expanding client relationships and the merger with Somerset Group in September 2000. Other financial services fees and insurance commissions include the fee income of Somerset Financial Services and First Indiana Investor Services, both of which were acquired in connection with the Somerset Group merger. Somerset Financial Services historically has a strong first quarter due to fees generated from year-end audit and tax preparation services, and this seasonality is expected to be reflected in the statement of earnings going forward.

         Loan and deposit charges increased to $3,457,000 for the three months ended September 30, 2001 compared with $1,905,000 for the same period last year. For the nine months ended September 30, 2001 and 2000, loan and deposit charges were $8,804,000 and $5,318,000. These increases are primarily due to an increase in overdraft fees, partially resulting from a new product offered to selected customers beginning in 2001.

         Loan fees increased to $938,000 for the three months ended September 30, 2001 from $903,000 in the same period last year. For the nine months ended September 30, 2001 and 2000, loan fees were $2,931,000 and $2,235,000. Growth in loan fees is primarily the result of increased business loan originations.

         The gain on sale of loans of $2,420,000 and $7,583,000 for the three- and nine-month periods ended September 30, 2001 consists primarily of gains on the sale of fixed-rate home equity loans. The gain on sale of loans for the three- and nine-month periods ended September 30, 2000 was $600,000 and $2,923,000. The increase in the gain on sale of loans is due partially to improved sale prices resulting from declining interest rates. Consumer loans sold for the three months ended September 30, 2001 were $79,134,000, compared with $62,123,000 for the same period in 2000. Through its national network of originators, the Bank originates a full range of fixed-rate consumer loans with varying levels of credit risk. These range from "A" credits to the Bank's retail customers, which may be kept in the portfolio, to sub-prime credits, which are generally originated for sale. The $563,000 gain on sale of premises and equipment for the three months ended September 30, 2001 resulted from the sale of a former branch building.

         Consumer loans serviced for others totaled $404,962,000 at September 30, 2001, compared with $336,559,000 at September 30, 2000. The Corporation's residential loans serviced for others decreased to $504,297,000 at September 30, 2001 from $804,279,000 at September 30, 2000. The decrease in residential loan servicing is consistent with the Bank's strategy related to de-emphasizing the residential mortgage business. Another factor in the decrease is loan prepayments due to the current interest rate environment.

Non-Interest Expense

         Total non-interest expense was $17,316,000 for the three months ended September 30, 2001, compared with $12,733,000 for the same period in 2000. For the nine months ended September 30, 2001 and 2000, total non-interest expense was $50,737,000 and $37,464,000. Salaries and benefits increased $2,733,000, occupancy expenses increased $246,000, and equipment expenses increased $457,000 for the three months ended September 30, 2001 when compared with the same period in 2000. The nine months ended September 30, 2001 showed similar increases in these categories. Each of these increases was primarily the result of the Somerset Group merger. Also as a result of the merger, goodwill expense increased $211,000 and $639,000 for the three- and nine-months ended September 30, 2001. Professional services expense for the three months ended September 30, 2001 and 2000 was $1,015,000 and $606,000. Professional services expense for the nine months ended September 30, 2001 and 2000 was $2,958,000 and $2,012,000. The increase in professional services expense for 2001 compared to 2000 was partially due to expenses incurred to change the Bank's charter from a thrift to a national bank, as well as tax planning and acquisition initiatives.

         The Corporation's efficiency ratio was 56.41 percent for the three months ended September 30, 2001, compared to 49.42 percent for the same period last year. For the nine months ended September 30, 2001 and 2000, the efficiency ratio was 55.81 percent and 50.33 percent. In 2001, the Corporation's efficiency ratio has increased from its historical levels due to the merger of the Somerset Group, which by the nature of its business runs a higher level of non-interest expense as a percentage of revenue. Additionally, the decrease in net interest income in 2001 compared to the same periods in 2000 has had a negative impact on the efficiency ratio.

Capital Resources and Liquidity

         At September 30, 2001, shareholders' equity was $212,687,000, or 9.99 percent of total assets, compared with $198,812,000, or 9.53 percent, at December 31, 2000 and $191,354,000, or 9.00 percent, at September 30, 2000.

         The Corporation paid a quarterly dividend of $0.16 per common share on September 18, 2001 to shareholders of record as of September 6, 2001. This reflects a 14 percent increase from a quarterly dividend of $0.14 per share in 2000. For the nine months ended September 30, 2001, the Corporation paid $0.48 per share in dividends, compared to $0.42 for the same period in 2000.

         During the three months ended September 30, 2001, the Corporation repurchased 185,910 shares of common stock for $4,606,000, at an average price of $24.78. During the nine months ended September 30, 2001, the Corporation repurchased 220,910 shares of common stock for $5,455,000, at an average price of $24.69.

         In April 1999, the Board of Directors authorized the repurchase from time to time of up to an additional $10,000,000 of the Corporation's outstanding common stock. As of September 30, 2001, $9,400,000 had been repurchased under this authorization. In September 2001, an additional $5,000,000 was approved for repurchase. No shares had been repurchased under this additional authorization as of September 30, 2001

         First Indiana Corporation is subject to capital requirements and guidelines imposed on holding companies by the Federal Reserve Board. First Indiana Bank is subject to capital requirements and guidelines imposed on national banks by the Office of the Comptroller of the Currency. The Corporation and the Bank are required by their respective regulators to maintain minimum amounts of capital and ratios. The Federal Deposit Insurance Corporation Improvement Act of 1999 ("FDICIA") established ratios and guidelines for banks to be considered "well capitalized." The following table shows the Corporation's and the Bank's strong capital levels and compliance with all capital requirements at September 30, 2001. Additionally, the Bank exceeds the capital levels set by FDICIA to be considered well capitalized.

(Dollars in Thousands)                                                              Minimum                   To be
                                                            Actual              Capital Adequacy         Well Capitalized
                                                  -----------------------   -----------------------   ----------------------
                                                     Amount      Ratio         Amount      Ratio         Amount      Ratio
                                                  -----------------------   -----------------------   ----------------------
September 30, 2001
   Leverage (Tier 1 Capital to Average Assets)
      First Indiana Corporation                        $194,431     9.21%       $ 84,403     4.00 %       N/A        N/A
      First Indiana Bank                                181,428     8.61           84,239     4.00         $105,299    5.00%
  Tier 1 Capital (to Risk-Weighted Assets)
      First Indiana Corporation                        $194,431    10.38%       $ 74,921     4.00 %       N/A        N/A
      First Indiana Bank                                181,428     9.71           74,728     4.00         $112,092    6.00%
  Total Capital (to Risk-Weighted Assets)
      First Indiana Corporation                        $218,005    11.64%       $149,842     8.00 %       N/A        N/A
      First Indiana Bank                                204,942    10.97          149,456     8.00         $186,820   10.00%

         The Corporation conducts its business through its subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation's two significant assets are its investment in the Bank and its investment in Somerset Financial Services.

         The Bank's primary source of funds is deposits, which were $1,390,549,000 at September 30, 2001, $1,399,983,000 at December 31, 2000, and $1,403,083,000 at September 30, 2000. The Bank also relies on Federal Home Loan Bank advances, repurchase agreements, sale of loans, loan payments, and loan payoffs as sources of funds. Although the Bank relies on core deposits as its chief source of funds, the use of borrowed funds continues to be an important source of the Bank's liquidity.

Financial Condition

         Total assets at September 30, 2001 were $2,129,152,000, an increase of $43,155,000 from $2,085,997,000 at December 31, 2000, and an increase of $3,285,000 from $2,125,867,000 at September 30, 2000.

         Loans receivable at September 30, 2001 were $1,827,732,000, compared with $1,784,475,000 at December 31, 2000 and $1,827,653,000 at September 30, 2000. Growth in loans occurred in the targeted portfolios of business and construction, each of which increased from year-end 2000 and one year ago. Consumer and residential mortgage loan outstandings declined as a result of prepayments due to the lower interest rate environment. Residential mortgages also decreased as a result of the Corporation's strategy to de-emphasize this business.

         Total deposits were $1,390,549,000 at September 30, 2001, compared with $1,399,983,000 at December 31, 2000, and $1,403,083,000 at September 30, 2000. Due to the Corporation's continuing relationship-oriented strategy, the mix of deposits shifted to an increased percentage of core deposits, which reduced the Corporation's dependence on higher-interest certificates of deposit and borrowed funds. Savings deposits were $418,322,000 at September 30, 2001 compared to $375,331,000 at December 31, 2000 and $375,325,000 at September 30, 2000. Certificates of deposit were $712,197,000 at September 30, 2001, compared to $785,165,000 at December 31, 2000 and $801,700,000 at September 30, 2000.

         Federal Home Loan Bank ("FHLB") advances totaled $356,647,000 at September 30, 2001, compared with $336,754,000 at December 31, 2000 and $361,754,000 at September 30, 2000. Following its conversion to a national bank, First Indiana Bank continued its membership in the FHLB and remains eligible for FHLB services, including FHLB advances. The Bank plans to continue the use of FHLB advances as one of its funding sources in the future.

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

         The Corporation's success is largely dependent upon its ability to manage interest-rate risk, which is defined as the exposure of the Corporation's net interest income and net earnings to changes in interest rates. ALCO is responsible for managing interest-rate risk and the Corporation has established acceptable limits for interest-rate exposure, which are reviewed on a monthly basis. The Corporation uses a model which measures interest-rate sensitivity to determine the impact on net earnings of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposit, estimated borrowing needs, projected secondary marketing gains and losses, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest-rate sensitive instruments which are held to maturity or available for sale. The Corporation has no trading assets. Based on the information and assumptions in effect at September 30, 2001, the model forecasts that a 100 basis point increase in interest rates would result in a 4.8 percent increase in annual net interest income. A 100 basis point decrease in interest rates would result in a 6.0 percent decrease in annual net interest income. Because of the numerous assumptions used in the computation of interest-rate sensitivity, and the fact that the model does not assume any actions the ALCO could take in response to the change in interest rates, the results should not be relied upon as indicative of actual results.

         The Corporation also monitors interest rate sensitivity using gap analysis. This method recognizes the dynamics of the balance sheet and the effect of changing interest rates on the Corporation's net earnings. The cumulative rate-sensitivity gap reflects the Corporation's sensitivity to interest-rate changes over time. It is a static indicator and does not attempt to predict the net interest income of a dynamic business in a rapidly changing environment. Significant adjustments may be made when the rate outlook changes. At September 30, 2001, the Corporation's one-year interest-rate gap stood at a positive 1.62 percent.

         The following schedule analyzes the difference in rate-sensitive assets and liabilities or gap at September 30, 2001 and December 31, 2000.

(Dollars in Thousands)                                                                        Over 180   Over One
                                                                     Percent       Within     Days to     Year to      Over
                                               Rate       Balance    of Total     180 Days    One Year  Five Years  Five Years
                                              -------   ----------------------   -----------------------------------------------
Interest-Earning Assets
  Federal Funds Sold                            3.41%       $ 8,000     0.40%      $ 8,000        $ -         $ -         $ -
  Securities Available for Sale                 6.06         154,408     7.67         17,418     12,057     117,176       7,757
  FHLB / FRB Stock                              7.50          22,491     1.12              -          -           -      22,491
  Loans (1)
    Business                                    7.05         478,945    23.80        402,282      8,701      56,788      11,174
    Consumer                                    8.70         699,533    34.75        306,203     48,590     250,042      94,698
    Residential Mortgage                        6.85         355,357    17.66         98,147     74,962     159,753      22,495
    Single-Family Construction                  7.01         240,927    11.97        217,132     11,897      11,898           -
    Commercial Real Estate                      7.83          52,970     2.63         30,381      7,482       8,901       6,206
                                                        ------------------------------------------------------------------------
                                                7.52     $ 2,012,631   100.00%    1,079,563    163,689     604,558     164,821
                                                        =========================-----------------------------------------------

Interest-Bearing Liabilities
  Deposits
    Demand Deposits (2)                         1.42       $ 119,150     6.88%       17,046          -           -     102,104
    Savings Deposits (2)                        2.65         418,322    24.16        384,531        874       6,988      25,929
    Certificates of Deposit $100,000 or Greater 6.10         257,817    14.89        126,864     40,999      89,954           -
    Other Certificates of Deposit               5.70         454,380    26.25        138,437    176,913     139,030           -
                                                        ----------------------   -----------------------------------------------
                                                4.35       1,249,669    72.18        666,878    218,786     235,972     128,033

  Borrowings
    Short-Term Borrowings                       3.13         124,983     7.22        124,983          -           -           -
    FHLB Advances                               5.28         356,647    20.60        175,000     25,000     115,855      40,792
                                                        ------------------------------------------------------------------------
                                                4.46       1,731,299   100.00%      966,861    243,786     351,827     168,825
                                                                     ============

Net - Other (3)                                              281,332                                                    281,332

                                                        -------------            -----------------------------------------------
    Total                                                $ 2,012,631                 966,861    243,786     351,827     450,157
                                                        =============

                                                                                 -----------------------------------------------
Rate Sensitivity Gap                                                               $ 112,702   $(80,097)  $ 252,731   $(285,336)
                                                                                 ===============================================

September 30, 2001 - Cumulative Rate Sensitivity Gap                               $ 112,702   $ 32,605   $ 285,336
                                                                                 ===================================

Percent of Total Interest-Earning Assets                                               5.60%      1.62%      14.18%
                                                                                 ===================================

December 31, 2000 - Cumulative Rate Sensitivity Gap                                 $ 54,045   $ 19,199   $ 133,743
                                                                                 ===================================

Percent of Total Interest-Earning Assets                                               2.72%      0.97%       6.73%
                                                                                 ===================================
(1)	The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. For adjustable-rate loans, interest rates adjust at intervals of six months to five years. Included in consumer loans are $36.9 million of home equity loans held for sale and $0.3 million of residential loans held for sale.
(2)	A portion of these deposits has been included in the Over Five Years category to reflect management's assumption that these accounts are not rate-sensitive. This assumption is based upon the historic trends on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.
(3)	Net - Other is the excess of non-interest-bearing liabilities and capital over non-interest-earning assets.

Part II

Items 1, 2, 3, and 4 are not applicable.
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
3(ii) Amended and Restated Bylaws of First Indiana Corporation, incorporated by reference to
                    Exhibit 3(b) to the Annual Report on Form 10-K of First Indiana Corporation for the year year ended December 31, 2000.
(b) Reports on Form 8-K
(i) On July 17, 2001, a Form 8-K was filed related to the July 16, 2001, second quarter 2001 earnings release.
(ii) On August 1, 2001, a Form 8-K was filed related to the July 31, 2001 press release about the August 1, 2001, conversion from a thrift to a national bank charter.
(iii) On October 16, 2001, a Form 8-K was filed related to the October 15, 2001, third quarter 2001 earnings release.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                            First Indiana Corporation

November 9, 2001                                            /s/ Owen B. Melton, Jr.
                                                                            _____________________________
                                                                            Owen B. Melton, Jr.
                                                                            President

November 9, 2001                                            /s/ William J. Brunner
                                                                            _____________________________
                                                                            William J. Brunner
                                                                            Vice President and Treasurer
                                                                            (Principal Financial Officer)