Form 10-K405
period 2001-12-31
FIRST INDIANA CORP
filed 2002-03-15
CIK 789670

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 For the fiscal year ended December 31, 2001

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 For the Transition period from
                                               to

                          Commission File No. 0-14354
[LOGO] FIRST INDIANA
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

                              Title of Each Class
                              -------------------
                            Common Stock, $.01 par
                                     value
                           Preferred Share Purchase
                                    Rights

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   State the aggregate market value of the common stock held by non-affiliates of the registrant: $191,273,000 as of February 18, 2002.

   On February 18, 2002, the registrant had 12,375,997 shares of common stock outstanding, $0.01 par value.

   Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2002 Annual Meeting of Shareholders (Part III).

================================================================================

                           FIRST INDIANA CORPORATION

                                   Form 10-K

                               Table of Contents

                                                                                               Page
                                                                                               ----
Part I
         Financial Review.....................................................................   3
         Five-Year Summary of Selected Financial Data.........................................   3
         Description of Business..............................................................   4
         Critical Accounting Policies.........................................................   4
         Statement of Earnings Analysis.......................................................   5
         Financial Condition..................................................................  10
         Asset Quality........................................................................  15
         Liquidity and Market Risk Management.................................................  19
         Capital..............................................................................  21
         Impact of Inflation and Changing Prices..............................................  22
         Impact of Accounting Standards Not Yet Adopted.......................................  22
         Fourth Quarter Summary...............................................................  23
         Consolidated Financial Statements....................................................  24
         Notes to Consolidated Financial Statements...........................................  28
         Independent Auditors' Report.........................................................  51
         Statement of Management Responsibility...............................................  52
Item 1.  Business.............................................................................  53
         Description of Business..............................................................   4
         Business Segments....................................................................  49
         Competition..........................................................................  28
         Supervision and Regulation...........................................................  53
         Employees............................................................................  53
         Liquidity and Market Risk Management.................................................  19
         Financial Review.....................................................................   3
Item 2.  Properties...........................................................................  54
Item 3.  Legal Proceedings....................................................................  54
Item 4.  Submission of Matters to a Vote of Security Holders..................................  54

Part II
Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters................  54
Item 6.  Selected Financial Data..............................................................  54
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  54
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................  54
Item 8.  Financial Statements and Supplementary Data..........................................  55
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  55

Part III
Item 10. Directors and Executive Officers of the Registrant...................................  55
Item 11. Executive Compensation...............................................................  56
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  56
Item 13. Certain Relationships and Related Transactions.......................................  56

Part IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  57
Signatures....................................................................................  59

                               FINANCIAL REVIEW

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

                 FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA


                                                 2001         2000         1999         1998         1997
(Dollars in Thousands, Except Per Share Data) -----------  -----------  -----------  -----------  -----------
   Year-End Balance Sheet Data
   Total Assets.............................. $ 2,046,657  $ 2,085,997  $ 1,979,774  $ 1,795,990  $ 1,613,405
   Investment Securities.....................     170,354      180,375      178,246      159,583      162,886
   Loans.....................................   1,756,486    1,784,475    1,702,181    1,544,243    1,370,943
      Business...............................     512,738      312,757      235,941      178,933      124,467
      Residential............................     292,503      466,125      481,034      536,125      503,213
      Other..................................     951,245    1,005,593      985,206      829,185      743,263
   Deposits..................................   1,379,478    1,399,983    1,312,115    1,227,918    1,107,555
      Non-Interest-Bearing Demand............     165,023      123,836      113,780      129,043       90,612
      Interest-Bearing Demand................     140,175      115,651      117,674      102,305      101,384
      Savings................................     447,832      375,331      361,179      376,728      314,337
      Certificates of Deposit................     626,448      785,165      719,482      619,842      601,222
   Short-Term Borrowings.....................     121,082      117,725       98,754       54,219       75,751
   Federal Home Loan Bank Advances...........     296,647      336,754      366,854      327,247      257,458
   Shareholders' Equity......................     209,031      198,812      177,103      165,970      153,036
   Selected Operations Data
   Net Interest Income....................... $    74,049  $    77,768  $    70,851  $    63,851  $    64,034
   Provision for Losses on Loans.............      15,228        9,756        9,410        9,780       10,700
   Non-Interest Income.......................      43,963       25,638       26,958       22,676       16,950
   Non-Interest Expense......................      70,501       53,728       52,346       45,756       41,104
   Net Earnings..............................      20,009       24,817       22,733       19,147       17,744
   Basic Earnings Per Common Share...........        1.29         1.58         1.45         1.20         1.12
   Diluted Earnings Per Common Share.........        1.25         1.55         1.42         1.15         1.09
   Dividends Declared Per Common Share.......       0.512        0.448        0.416        0.384        0.320
   Selected Ratios
   Net Interest Margin.......................        3.69%        3.90%        3.92%        3.88%        4.39%
   Return on Average Total Assets............        0.95         1.20         1.20         1.12         1.17
   Return on Average Shareholders' Equity....        9.60        13.28        13.37        11.96        12.16
   Average Shareholders' Equity to
     Average Total Assets....................        9.89         9.04         9.00         9.33         9.66
   Dividend Payout Ratio.....................       39.69        28.35        28.69        32.00        28.57
   Average Common Shares Outstanding
   Basic.....................................  15,569,956   15,716,234   15,722,681   15,919,463   15,804,519
   Diluted...................................  15,998,976   15,997,179   16,049,598   16,571,215   16,313,433

  All share and per share data has been restated to reflect the five-for-four stock split declared on January 16, 2002.

                            DESCRIPTION OF BUSINESS

   First Indiana Corporation ("First Indiana" or the "Corporation") is an Indiana corporation formed in 1986. The Corporation is the holding company for First Indiana Bank, N.A. (the "Bank"), the largest bank headquartered in Indianapolis; and Somerset Financial Services, LLC ("Somerset"), an accounting and consulting firm. Somerset Financial Services was acquired by the Corporation in a merger completed on September 29, 2000.

   In the third quarter of 2001, the Federal Reserve Board approved the Corporation's bank holding company application, and the Comptroller of the Currency approved the conversion of First Indiana Bank from a federal savings bank to a national bank. Effective August 1, 2001, First Indiana Bank became a national bank and the thrift charter was surrendered. Effective September 25, 2001, the Federal Reserve Board approved the Corporation's election to become a financial holding company. As a financial holding company, the Corporation may engage in activities that are financial in nature or incidental to a financial activity.

   The Bank is engaged primarily in the business of attracting deposits from the general public and originating commercial loans and consumer loans. The Bank offers a full range of banking services through 26 offices in central Indiana. The Bank also originates home equity loans in 46 states through a national independent agent network. The Bank has construction and consumer loan service offices in Indiana, Arizona, Florida, Illinois, North Carolina, Oregon, and Ohio. One Investment Partners, a subsidiary of the Bank, purchases and sells loan participations originated outside of Indiana by the Bank and others in the secondary market.

   Through Somerset Financial Services and FirstTrust Indiana, a division of First Indiana Bank, First Indiana offers a full array of financial services, including tax planning and preparation, accounting services, retirement and estate planning, and investment advisory and trust services. Somerset also has an extensive consulting practice spanning construction services, health care, entrepreneurial activities, real estate, information technology, and risk management.

                         CRITICAL ACCOUNTING POLICIES

   The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, assumptions used to value the loan servicing rights, and the determination of the valuation allowance for deferred taxes.

Allowance for Loan Losses

   An allowance has been established for loan losses. The provision for loan losses charged to operations is based on management's judgment of current economic conditions and the credit risk of the loan portfolio. Management believes that this allowance is adequate for the losses inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance and may require the Corporation to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

Loan Servicing Rights

   The Corporation accounts for loan servicing rights under the provisions of Financial Accounting Standards Board ("FASB") Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125)." Loan servicing rights are periodically evaluated for impairment by stratifying them based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), investor type (FHLMC, GNMA, private), term, note rate, lien position, and year of origination. Impairment represents the excess of carrying value of an individual loan servicing rights stratum over its estimated fair value and is recognized through a valuation allowance. Fair values for individual strata are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors, which are subject to change over time. Changes in these underlying assumptions could cause the fair value of loan servicing rights, and the related valuation allowance, to change significantly in the future.

Valuation Allowance for Deferred Taxes

   Deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

                        STATEMENT OF EARNINGS ANALYSIS

Earnings Summary

   First Indiana reported net income of $20,009,000, or $1.25 per diluted share, in 2001, compared to $24,817,000, or $1.55 per diluted share, in 2000. Earnings in 2001 were unfavorably affected by an increase of $5,472,000 in the provision for loan losses over 2000 and the charge-off of $4,066,000 of overdrafts by a commercial banking client. Net income in 1999 was $22,733,000, or $1.42 per diluted share. Earnings for 1999 include the effect of the sale of deposits of First Indiana's five Evansville-area branches and its de-emphasis of the mortgage banking business. These two events added $995,000, or $0.06 per diluted share, to 1999 earnings.

   Returns on average common equity and average assets for 2001 were 9.60 percent and 0.95 percent, compared to 13.28 percent and 1.20 percent, in 2000 and 13.37 percent and 1.20 percent, in 1999.

   On January 16, 2002, the Board of Directors approved a five-for-four stock split to be effected on February 27, 2002, to shareholders of record as of February 13, 2002. All share and per share information has been restated to reflect the stock split.

Net Interest Income

   Net interest income is the principal source of First Indiana's earnings. Net interest income is interest income on earning assets less interest expense on interest-bearing liabilities. Net interest income is affected by several factors, including the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities, interest rate fluctuations, and asset quality.

   Net interest income was $74,049,000 in 2001, compared with $77,768,000 in 2000 and $70,851,000 in 1999. Earning assets averaged $2,006,008,000 in 2001 and remained relatively flat compared to $1,994,909,000 in 2000. Earning assets averaged $1,805,921,000 in 1999. Net interest margin is calculated as the percentage of net interest income to average earning assets. Net interest margin was 3.69 percent in 2001, compared to 3.90 percent in 2000 and 3.92 percent in 1999. The Federal Reserve Board reduced interest rates 11 times in 2001, and rapidly falling interest rates, combined with a net asset-sensitive position within a one-year time period, put downward pressure on net interest income and net interest margin in 2001. An 11 percent increase in lower-cost demand and savings deposits on average in 2001 helped to partially offset the impact of the rate reductions on the net interest margin.

   The 9.8 percent increase in net interest income in 2000 over 1999 is primarily due to growth in earning assets, driven by business and home equity loan growth partially offset by a decline in residential loans. The net interest margin was maintained in 2000, despite upward pressure on deposit costs and the effect of partially funding the Somerset Group merger with cash.

   Net interest margin consists of two components: interest rate spread and the contribution of interest-free funds (primarily shareholders' equity and other non-interest-bearing liabilities). Interest rate spread is the difference between the yield on total earning assets and the cost of total interest-bearing liabilities. The interest rate spread for 2001 was 3.02 percent, compared with 3.18 percent in 2000 and 3.28 percent in 1999. Interest rate spread declined in 2001 as earning assets repriced downward faster than interest-bearing liabilities.

   The contribution of interest-free funds to net interest margin varies depending on the level of interest-free funds and the level of interest rates. Average interest-free funds provided 67 basis points to the margin in 2001, compared with 72 basis points in 2000 and 64 basis points in 1999. Although interest-free funds increased on average in 2001, their impact declined compared to 2000 due to the lower interest rate environment.

Net Interest Margin

                                                 2001                       2000                       1999
                                      -------------------------  -------------------------  -------------------------
                                      Avererage           Yield/  Average            Yield/  Average            Yield/
                                       Balance   Interest  Rate   Balance   Interest  Rate   Balance   Interest  Rate
(Dollars in Thousands)                ---------- -------- ------ ---------- -------- ------ ---------- -------- ------
Assets
   Federal Funds Sold................ $   13,463 $    478  3.55% $   12,432 $    786  6.32% $    8,572 $    411  4.79%
   Securities Available for Sale.....    155,767    9,880  6.34     153,678   10,401  6.77     153,706    9,502  6.18
   Federal Home Loan Bank and
    Federal Reserve Bank Stock.......     21,968    1,627  7.41      21,591    1,746  8.09      17,977    1,476  8.21
   Loans (1)
    Business.........................    417,517   32,003  7.67     273,513   26,657  9.75     205,877   17,652  8.57
    Consumer.........................    719,516   63,972  8.89     734,128   69,013  9.40     629,720   57,442  9.12
    Residential Mortgage.............    394,583   27,629  7.00     516,897   38,161  7.38     487,499   35,708  7.32
    Single-Family Construction.......    231,125   17,341  7.50     240,745   22,216  9.23     269,406   21,328  7.92
    Commercial Real Estate...........     52,069    4,198  8.06      41,925    3,830  9.14      33,164    2,907  8.77
                                      ---------- --------        ---------- --------        ---------- --------
   Total Loans.......................  1,814,810  145,143  8.00   1,807,208  159,877  8.85   1,625,666  135,037  8.31
                                      ---------- --------        ---------- --------        ---------- --------
  Total Earning Assets...............  2,006,008  157,128  7.83   1,994,909  172,810  8.66   1,805,921  146,426  8.11
  Other Assets.......................    101,446                     72,604                     82,917
                                      ----------                 ----------                 ----------
Total Assets......................... $2,107,454                 $2,067,513                 $1,888,838
                                      ==========                 ==========                 ==========
Liabilities and Shareholders' Equity
   Interest-Bearing Deposits
    Demand Deposits.................. $  124,139 $  1,620  1.30% $  118,641 $  1,830  1.54% $  123,118 $  2,338  1.90%
    Savings Deposits.................    413,397   13,526  3.27     363,643   16,466  4.53     375,684   15,418  4.10
    Certificates of Deposit..........    745,522   44,851  6.02     771,363   46,957  6.09     681,930   36,717  5.38
                                      ---------- --------        ---------- --------        ---------- --------
   Total Interest-Bearing Deposits...  1,283,058   59,997  4.68   1,253,647   65,253  5.21   1,180,732   54,473  4.61
   Short-Term Borrowings.............    112,991    4,301  3.81     107,849    6,384  5.92      56,348    2,793  4.96
   Federal Home Loan Bank
    Advances.........................    329,858   18,781  5.69     370,763   23,405  6.31     328,470   18,309  5.57
                                      ---------- --------        ---------- --------        ---------- --------
  Total Interest-Bearing Liabilities.  1,725,907   83,079  4.81   1,732,259   95,042  5.48   1,565,550   75,575  4.83
  Non-Interest-Bearing Demand
   Deposits..........................    126,910                    109,051                    115,422
  Other Liabilities..................     46,307                     39,265                     37,827
  Shareholders' Equity...............    208,330                    186,938                    170,039
                                      ----------                 ----------                 ----------
Total Liabilities and Shareholders'
 Equity.............................. $2,107,454                 $2,067,513                 $1,888,838
                                      ========== --------        ========== --------        ========== --------
Net Interest Income/Spread...........            $ 74,049  3.02%            $ 77,768  3.18%            $ 70,851  3.28%
                                                 ========  ====             ========  ====             ========  ====
Net Interest Margin..................                      3.69%                      3.90%                      3.92%
                                                           ====                       ====                       ====

--------
(1) Included in loans are loans held for sale totaling $34.9 million, $49.2 million, and $32.6 million in 2001, 2000, and 1999, and non-accrual loans.

   The following table shows the impact on net interest income of changes in interest rates and volume of the Corporation's assets and liabilities. The change in interest not due solely to rate or volume has been allocated in proportion to the absolute dollar amounts of the change in each.

                                       2001 Compared with 2000      2000 Compared with 1999
                                    ----------------------------  ---------------------------
                                    Increase (Decrease)           Increase (Decrease)
                                     Due to Change in              Due to Change In
                                    ------------------            ------------------
                                                          Net                         Net
                                      Rate     Volume    Change     Rate     Volume  Change
(Dollars in Thousands)              --------   -------  --------   ------   -------  -------
Interest Income
   Federal Funds Sold.............. $   (345)  $    37  $   (308) $  131    $   244  $   375
   Securities Available for Sale...     (654)      133      (521)    901         (2)     899
   FHLB and FRB Stock..............     (147)       28      (119)    (22)       292      270
   Loans...........................  (15,342)      608   (14,734)  8,780     16,060   24,840
                                    --------   -------  --------   ------   -------  -------
                                     (16,488)      806   (15,682)  9,790     16,594   26,384
                                    --------   -------  --------   ------   -------  -------
Interest Expense
   Interest-Bearing Deposits
       Demand Deposits.............     (282)       72      (210)   (439)       (69)    (508)
       Savings Deposits............   (4,568)    1,628    (2,940)  1,593       (545)   1,048
       Certificates of Deposit.....     (551)   (1,555)   (2,106)  4,378      5,862   10,240
   Short-Term Borrowings...........   (2,295)   (2,329)   (4,624)    542      3,049    3,591
   FHLB Advances...................   (2,279)      196    (2,083)  2,426      2,670    5,096
                                    --------   -------  --------   ------   -------  -------
                                      (9,975)   (1,988)  (11,963)  8,500     10,967   19,467
                                    --------   -------  --------   ------   -------  -------
Net Interest Income................ $ (6,513)  $ 2,794  $ (3,719) $1,290    $ 5,627  $ 6,917
                                    ========   =======  ========   ======   =======  =======

Non-Interest Income

   The following table shows First Indiana's non-interest income for the past three years.

                                                   Years Ended December 31
                              ----------------------------------------------------------------
                                         Increase (Decrease)          Increase (Decrease)
                                         ------------------           -----------------
                               2001       Amount     Percent  2000     Amount    Percent   1999
(Dollars in Thousands)        -------     -------    ------- -------  -------    -------  -------
Loan and Deposit Charges..... $12,643    $ 5,361       73.6% $ 7,282  $ 1,221      20.1%  $ 6,061
Loan Servicing Income........     962       (297)     (23.6)   1,259       39       3.2     1,220
Loan Fees....................   3,736        369       11.0    3,367     (259)     (7.1)    3,626
Trust Fees...................   2,284        557       32.3    1,727      647      59.9     1,080
Other Financial Services Fees   9,561      7,509      365.9    2,052    2,052     100.0        --
Insurance Commissions........   1,945      1,394      253.0      551      443     410.2       108
Sale of Loans................   9,240      4,190       83.0    5,050   (2,367)    (31.9)    7,417
Sale of Loan Servicing.......      --     (1,251)    (100.0)   1,251      346      38.2       905
Sale of Investment Securities     543        711      423.2     (168)   2,847      94.4    (3,015)
Sale of Deposits.............      --         --         --       --   (7,590)   (100.0)    7,590
Other........................   3,049       (218)      (6.7)   3,267    1,301      66.2     1,966
                              -------     -------            -------  -------             -------
                              $43,963    $18,325       71.5% $25,638  $(1,320)     (4.9)% $26,958
                              =======     =======            =======  =======             =======

   Non-interest income totaled $43,963,000 in 2001, compared with $25,638,000 in 2000 and $26,958,000 in 1999. The increase in non-interest income in 2001 was broad-based and was fueled by First Indiana's strategy of expanding client relationships, the merger with The Somerset Group, Inc. in September 2000, and asset sales.

   Loan and deposit charges increased 73.6 percent to $12,643,000 in 2001 following a 20.1 percent increase in 2000 to $7,282,000. The growth in 2001 resulted from the introduction of a new deposit product and an expanded core checking and savings account base. Growth in core deposits is attributable to the Corporation's successful execution of its strategy to build long-term relationships and the uncertain economic environment, which led consumers to increase their liquid funds. The increased account base led to volume-related growth in fees. The growth in loan and deposit charges in 2000 reflected a significant increase in consumer and business checking accounts in 2000 due to marketing efforts and the fallout of mergers between other banks in the market.

   Loan servicing income was $962,000 in 2001 compared to $1,259,000 in 2000. The decrease in loan servicing income is due to a reduction in loans serviced for others. The Corporation's residential loans serviced for others decreased to $446,268,000 at December 31, 2001 from $611,227,000 at December 31, 2000.
This decrease in residential loan servicing is consistent with the Bank's strategy to de-emphasize the residential mortgage banking business. Another factor in the decrease is loan prepayments due to the current low interest rate environment. Consumer loans serviced for others totaled $387,068,000 at year-end 2001, compared to $368,783,000 at year-end 2000.

   FirstTrust Indiana, the Bank's investment advisory and trust division, completed its third full year of operations in 2001. Assets under management by FirstTrust were $673,668,000, $593,563,000, and $447,477,000 at year-end 2001,
2000, and 1999, respectively.

   Other financial services fees and insurance commissions include the fee income of Somerset Financial Services and First Indiana Investor Services, Inc., both of which have been included in the Corporation's results since its merger with The Somerset Group on September 29, 2000.

   Gain on the sale of loans totaled $9,240,000 in 2001, compared to $5,050,000 in 2000 and $7,417,000 in 1999. Although the volume of loans sold in 2001 declined from 2000, the gain on sale of loans increased, primarily due to improved sales prices resulting from declining interest rates. The decrease in gain on sale of loans in 2000 compared to 1999 resulted from a decrease in the volume of loans sold. The gain on the sale of loans in 2001 consists primarily of gains on the sale of fixed-rate home equity loans. Consumer loans sold were $257,698,000 in 2001, compared with $270,191,000 in 2000 and $297,052,000 in
1999. Residential loans sold were $2,395,000 in 2001, compared with $88,053,000 in 2000 and $410,900,000 in 1999. The decrease in residential loan sales is consistent with the Bank's strategy to de-emphasize the residential mortgage banking business, which resulted in fewer residential loan originations.

   During 2000, the Bank sold $216,227,000 in out-of-market loan servicing at a gain of $1,251,000. In 1999, the Bank sold $148,000,000 in out-of-market loan servicing at a gain of $905,000. The Corporation recorded a gain on the sale of investment securities of $543,000 in 2001, compared to a loss of $168,000 in 2000 and a loss of $3,015,000 in 1999. Non-interest income in 1999 includes a gain of $7,590,000 from the sale of the Evansville branches and deposits.

   Other non-interest income totaled $3,049,000 in 2001, compared to $3,267,000 in 2000 and $1,966,000 in 1999. Other non-interest income included a gain on the sale of a former branch building totaling $561,000 in 2001 and a loss on the sale of fixed assets totaling $770,000 relating to the sale of Evansville deposits in 1999. Amortization of negative goodwill was $1,895,000 for each of the years 2000 and 1999. Negative goodwill was fully amortized by year-end 2000. Customer fee revenue included in other non-interest income increased over the three-year period as a result of increased fees, an expanded customer base, and new products.

Non-Interest Expense

   The following table shows First Indiana's non-interest expense for the past three years.

                                                            Years Ended December 31
                                       -----------------------------------------------------------------
                                                    Increase (Decrease)          Increase (Decrease)
                                                    ------------------           ------------------
                                        2001         Amount     Percent  2000     Amount     Percent  1999
(Dollars in Thousands)                 -------       -------    ------- -------  ------      ------- -------
Salaries.............................. $30,630      $ 6,724       28.1% $23,906  $  415         1.8% $23,491
Benefits..............................   6,090        1,545       34.0    4,545    (116)       (2.5)   4,661
Net Occupancy.........................   3,724          820       28.2    2,904     (38)       (1.3)   2,942
Equipment.............................   7,056          951       15.6    6,105     280         4.8    5,825
Professional Services.................   4,122          868       26.7    3,254      97         3.1    3,157
Marketing.............................   2,424         (486)     (16.7)   2,910     492        20.3    2,418
Telephone, Supplies, and Postage......   3,515          572       19.4    2,943    (528)      (15.2)   3,471
Goodwill Amortization.................     920          641      229.7      279     208       293.0       71
Other Real Estate Owned Operations--
  Net.................................     401           (3)      (0.7)     404     484       605.0      (80)
Deposit Insurance.....................     267           (4)      (1.5)     271    (441)      (61.9)     712
Miscellaneous.........................  11,352        5,145       82.9    6,207     529         9.3    5,678
                                       -------       -------            -------   ------             -------
                                       $70,501      $16,773       31.2% $53,728  $1,382         2.6% $52,346
                                       =======       =======            =======   ======             =======
Full Time Equivalent Staff at Year-End     693                              648                          561
Efficiency Ratio--First Indiana
  Corporation.........................   59.74%                           51.96%                       53.52%
Efficiency Ratio--First Indiana Bank..   53.61                            48.03                        50.93

   Non-interest expense in 2001 was $70,501,000, compared to $53,728,000 in 2000. The inclusion of The Somerset Group following the merger on September 29, 2000 increased non-interest expense in 2001 by $10,647,000. The increase in salaries and benefits, net occupancy, equipment, and goodwill amortization expense in 2001 over 2000 is primarily due to the addition of The Somerset Group's operations. Professional services expense increased in 2001, primarily due to expenses associated with legal fees incurred for new loans and problem loans and expenses incurred to change the Bank's charter from a thrift to a national bank and for acquisition initiatives. Marketing expense was $2,424,000 in 2001, compared to $2,910,000 in 2000. Miscellaneous non-interest expense totaled $11,352,000 in 2001 compared to $6,207,000 in the prior year. The write-off of $4,066,000 in overdrafts by a commercial banking client is included in miscellaneous non-interest expense in 2001. Other factors influencing the increase in miscellaneous non-interest expense include expenses associated with a new retail product offering, new selective insurance coverage relating to high loan-to-value loans, and price increases in general insurance.

   Non-interest expense in 2000 was $53,728,000, an increase of 2.6 percent over $52,346,000 in 1999. In the fourth quarter of 2000, approximately $2,644,000 of non-interest expense was added as a result of the addition of The Somerset Group operations. The year-to-year comparison is also affected by the recognition of $1,581,000 in expenses due to the Bank's de-emphasis of the mortgage banking business and the sale of the Evansville branches and deposits in the third quarter of 1999. As a result of these actions, the Bank had a lower non-interest expense base beginning in the fourth quarter of 1999.

   The Corporation's efficiency ratio for the year 2001 was 59.74 percent, compared to 51.96 percent in 2000 and 53.52 percent in 1999. Excluding the impact of the write-offs of the overdrafts from a commercial banking client, the efficiency ratio would have been 56.30 percent for 2001. In 2001, the efficiency ratio increased from its historical levels due to the merger of The Somerset Group, which by the nature of its business has a higher level of non-interest expense as a percentage of revenue. Additionally, the decrease in net interest income in 2001 compared to 2000 had a negative impact on the efficiency ratio. The Bank's efficiency ratio for the year 2001 was 53.61 percent, compared to 48.03 percent in 2000 and 50.93 percent in 1999. The overdraft write-off of $4,066,000 had the effect of increasing the Bank's efficiency ratio 375 basis points in 2001.

Income Tax Expense

   The following table shows the Corporation's income before income taxes, as well as applicable income taxes and effective tax rates for each of the past three years.

                                         2001     2000     1999
             (Dollars in Thousands)     -------  -------  -------
             Income Before Income Taxes $32,283  $39,922  $36,053
             Income Taxes..............  12,274   15,105   13,320
             Effective Tax Rate........    38.0%    37.8%    36.9%

   The Corporation's effective tax rate has remained relatively stable over the past three years. Additional data on income taxes can be found in Note 10 of the Notes to Consolidated Financial Statements.

                              FINANCIAL CONDITION

   First Indiana's total assets at December 31, 2001 were $2,046,657,000, compared to $2,085,997,000 at December 31, 2000.

Loans

   General. Loans outstanding totaled $1,756,486,000 at year-end 2001, a slight decrease from $1,784,475,000 one year earlier. Growth occurred in the targeted portfolio of business loans, while consumer and residential mortgage loans outstanding decreased as a result of prepayments due to the lower interest rate environment. Residential mortgages also decreased as a result of the Corporation's strategic decision in 1999 to de-emphasize the mortgage banking business.

   Loan Portfolio Composition. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages by type of loan.

                                                                   At December 31
                           ---------------------------------------------------------------------------------------------
                                  2001               2000               1999               1998               1997
                           -----------------  -----------------  -----------------  -----------------  -----------------
                             Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
(Dollars in Thousands)     ---------- ------- ---------- ------- ---------- ------- ---------- ------- ---------- -------
Business Loans............ $  512,738   29.2% $  312,757   17.5% $  235,941   13.9% $  178,933   11.6% $  124,467    9.1%
Consumer Loans............
   Home Equity Loans......    664,692   37.8     737,370   41.4     665,177   39.1     565,932   36.7     528,185   38.5
   Other Consumer Loans...     10,419    0.6      10,920    0.6      10,584    0.5      14,593    0.9      19,831    1.4
Residential Mortgage Loans    292,503   16.7     466,125   26.1     481,034   28.3     536,125   34.7     503,213   36.7
Single-Family Construction
 Loans....................    224,926   12.8     207,569   11.6     274,010   16.1     216,059   14.0     155,680   11.4
Commercial Real Estate
 Loans....................     51,208    2.9      49,734    2.8      35,435    2.1      32,601    2.1      39,567    2.9
                           ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
      Total Loans......... $1,756,486  100.0% $1,784,475  100.0% $1,702,181  100.0% $1,544,243  100.0% $1,370,943  100.0%
                           ==========  =====  ==========  =====  ==========  =====  ==========  =====  ==========  =====

   Commercial Loans. The Bank offers a variety of commercial loans, including business loans, single-family construction loans, and commercial real estate loans. The commercial segment of the loan portfolio is diversified by industry and by relative size of loan relationships. The Bank had no more than seven percent of commercial loans outstanding to any one industry subgroup at December 31, 2001. Of the 112 business loan relationships over $1,000,000, only 14 were over $10,000,000, including four over $15,000,000. The average of these business relationships was $4,586,000.

   Business loans include loans to small and middle market companies in central Indiana, as well as land development loans to borrowers in Indianapolis, Indiana; Charlotte and Raleigh, North Carolina; Portland, Oregon; Phoenix, Arizona; and Orlando, Florida. Over the past four years, First Indiana has expanded its efforts in business lending and treasury management services. Rather than concentrating exclusively on lending transactions, First Indiana's sales force takes a holistic approach to its customers, with the goal of learning about all of their business and personal needs and recommending a comprehensive solution, including treasury management services, benefits consulting, and tax planning. First Indiana's merger with The Somerset Group was designed to facilitate this holistic approach.

   As reflected in the table above, First Indiana's strategies have resulted in significant growth in business loans in each of the last four years. Business loans increased 63.9 percent to $512,738,000 at December 31, 2001, compared with $312,757,000 one year earlier. Strategies for 2002 and beyond call for continued growth in this market segment.

   The majority of First Indiana's business loans have variable rates, which provide immediate adjustments when interest rate changes occur. This portfolio of loans is widely diversified with loans to companies in a variety of industries, including distribution, manufacturing, transportation, finance, and various services. This diversification minimizes industry concentration risks and allows for management of risks due to changing economic conditions.

   Included in business loans at December 31, 2001, are $69,277,000 in land development loans, which are exclusively for the acquisition and development of land into individual single-family building lots. The interest rate on land development loans is generally in excess of the Bank's prime rate and the term of these loans is generally 36 months or less.

   Single-family construction loans are made both to builders and to individuals. The Bank originates construction loans through its lending offices in Indianapolis, Indiana; Charlotte and Raleigh, North Carolina; Portland, Oregon; Phoenix, Arizona; and Orlando, Florida. These loans have terms ranging from six months to one year. At December 31, 2001 and 2000, the Bank's construction loans outstanding equaled $224,926,000 and $207,569,000, respectively.

   Commercial real estate loans were $51,208,000 at December 31, 2001, compared to $49,734,000 one year earlier. The Bank's portfolio of real estate loans includes office buildings, strip centers, and multi-family units in Indianapolis, Indiana; Charlotte and Raleigh, North Carolina; Portland, Oregon; Phoenix, Arizona; and Orlando, Florida. The Bank's construction lending offices in these cities are a source of business referrals. The usual term of these loans is three to five years.

   The following table presents the remaining maturities and rate sensitivity of business and single-family construction loans.

                                     Remaining Maturities
                               --------------------------------
                               One Year Over One Year Over Five
                               or Less  to Five Years   Years    Total   Percent
(Dollars in Thousands)         -------- ------------- --------- -------- -------
Type of Loan:
   Business................... $453,558    $55,168     $4,012   $512,738  69.51%
   Single-Family Construction.  213,680     11,246         --    224,926  30.49
                               --------    -------     ------   -------- ------
       Total.................. $667,238    $66,414     $4,012   $737,664 100.00%
                               ========    =======     ======   ======== ======
Rate Sensitivity:
   Fixed-Rate................. $ 27,377    $55,168     $4,012   $ 86,557  11.73%
   Adjustable-Rate............  639,861     11,246         --    651,107  88.27
                               --------    -------     ------   -------- ------
       Total.................. $667,238    $66,414     $4,012   $737,664 100.00%
                               ========    =======     ======   ======== ======

   Consumer Loans. At December 31, 2001, consumer loans totaled $675,111,000, of which $34,756,000 were held for sale, compared with $748,290,000 and $675,761,000, of which $48,882,000 and $26,571,000 were held for sale, at
December 31, 2000 and 1999, respectively. Consumer loans include primarily home equity loans and home equity lines of credit. The Bank experienced a decrease in consumer loans outstanding in 2001 as a result of prepayments. Additionally, the balance of consumer loans held for sale was lower at year-end 2001 compared to 2000. Consumer loans generally have shorter terms and higher interest rates than residential loans but involve higher credit risk. Of the $675,111,000 consumer loans outstanding at December 31, 2001, 98.5 percent were secured by first or second mortgages on real property.

   The Bank originates a full range of fixed-rate consumer loans with varying levels of credit risk. These range from "A" credits to the Bank's retail customers, which may be kept in the portfolio, to sub-prime credits, which are originated for sale. These loans carry a loan-to-value ratio of up to 115 percent. The Bank typically retains the lower loan-to-value loans in its portfolio and sells the higher loan-to-value loans. The Bank has a group of investors which regularly purchases these loans. During 2001, the Bank sold $257,698,000 in loans, compared to $270,191,000 in 2000 and $297,052,000 in
1999. The Bank offers revolving lines of credit secured by a lien on the equity in the borrower's home in amounts up to 100 percent of the appraised value of the real estate. The Bank retains all line of credit loans in its portfolio. The Bank makes loans secured by deposits and overdraft loans in connection with its checking accounts. In addition, the Bank also offers auto loans; fixed-rate, fixed-term secured and unsecured loans; and Visa credit cards through an agent.

   Residential Mortgage Loans. Residential mortgage loans outstanding totaled $292,503,000 at December 31, 2001, compared to $466,125,000 and $481,034,000 at year-end 2000 and 1999, respectively. The decrease in residential mortgage loans is the result of prepayments due to the lower interest rate environment in 2001, as well as the Bank's decision in the third quarter of 1999 to de-emphasize the traditional mortgage banking business. Mortgage lending has become a commodity business where the only differentiating factor for most customers is a low rate; consequently, First Indiana shifted its emphasis into products and services where the Bank could add value by building long-term relationships. The initial result of this strategy change was a decrease in residential loan originations. Residential mortgage loan originations amounted to $771,000 in 2001, compared with $42,821,000 in 2000 and $479,178,000 in
1999. Another result was a reduction in the sales of residential mortgage loans into the secondary market as part of the Bank's normal mortgage banking activity. During 2001, the Bank sold $2,395,000 in residential mortgage loans, compared to $88,053,000 in 2000 and $410,900,000 in 1999. Sales in 2000
included $76,121,000 of low-yielding residential loans, which were sold in order to free up liquidity to originate more profitable business and consumer loans. Residential loan sales in 2001 produced gains of $63,000 compared with losses of $1,234,000 during 2000 and gains of $1,252,000 in 1999.

   The original contractual loan payment period for residential mortgage loans originated by the Bank normally ranges from 10 to 30 years. Because borrowers may refinance or prepay their loans, they normally remain outstanding for a substantially shorter period.

   Origination of Loans. Loan originations come from a number of sources. Business loans are originated through Bank loan officers and banking center managers. Construction loan originations are obtained primarily by direct solicitation of builders and repeat business from builders. Multi-family and commercial real estate loan originations are obtained from previous borrowers and direct contacts with the Bank. Consumer loans come from retail customers and loan brokers through the Bank's loan originators. The Bank originates home equity loans through a national network of loan originators, which has expanded to include 46 states. Residential loan originations are offered as an accommodation to retail and private banking customers and brokered into the secondary market or retained in the Bank's portfolio.

   The Bank obtains title insurance on many secured properties and requires borrowers to obtain hazard insurance and, if applicable, flood insurance. First Indiana's appraisers note any obvious environmental problems, and the title companies used to close loans give the Bank an endorsement insuring over any existing environmental liens.

   Interest rates charged by the Bank on its loans are affected primarily by the demand for such loans and the supply of money available for lending purposes. These factors are in turn affected by general economic conditions and such other factors as monetary policies of the federal government, including the Federal Reserve Board; the general supply of money in the economy; legislative tax policies; and governmental budgetary matters.

   Servicing Activity. At December 31, 2001, First Indiana serviced approximately $387,068,000 in consumer loans and $446,268,000 in residential loans that had been sold to other investors. As of December 31, 2001, approximately $2,866,000 in loans, or about 0.2 percent of First Indiana's loans receivable, were serviced by others. The total cost of home equity and residential mortgage loans originated with the intent to sell is allocated between the loan servicing right and the loan without servicing based on their relative fair values at the date of sale. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenue. For this purpose, estimated servicing revenues include late charges and other ancillary income. Estimated servicing costs include direct costs associated with performing the servicing function and allocations of other costs.

   Loan servicing rights are periodically evaluated for impairment by stratifying them based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), investor type (FHLMC, GNMA, private), term, note rate, lien position, and year of origination. Impairment represents the excess of carrying value of an individual loan servicing rights stratum over its estimated fair value and is recognized through a valuation allowance. Fair values for individual strata are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors, which are subject to change over time. Changes in these underlying assumptions could cause the fair value of loan servicing rights, and the related valuation allowance, to change significantly in the future. At December 31, 2001 and 2000, the balance of capitalized loan servicing rights included in other assets was $9,819,000 and $8,249,000, with an estimated fair value of $11,491,000 and $13,795,000. The amounts capitalized in 2001, 2000, and 1999 were $4,164,000, $3,280,000, and $6,040,000, and the amounts amortized to loan servicing income were $2,594,000, $2,147,000, and $1,919,000. During 2000, the Bank sold $216,227,000 in out-of-market loan servicing at a gain of $1,251,000. During 1999, the Bank sold $148,000,000 in out-of-market loan servicing at a gain of $905,000.

Investments

   The relative mix of investment securities and loans in the Bank's portfolio is dependent upon management's evaluation of the yields available on loans compared to investment securities. The Board of Directors has established an investment policy, and the Investment Committee of the Board meets quarterly with management to establish more specific investment guidelines about types of investments, relative amounts, and maturities. Credit risk is controlled by limiting the number, size, and type of investments and by approving the brokers and agents through which investments are made. The Bank's current investment guidelines limit purchases of corporate bonds to an investment rating of "A" or better.

   At December 31, 2001, First Indiana's investments totaled $170,354,000, or
8.3 percent of total assets, and consisted primarily of U.S. government agency securities, corporate debt securities, asset-backed securities, mortgage-backed securities, Federal Reserve Bank ("FRB") stock, and Federal Home Loan Bank of Indianapolis ("FHLB") stock. The Bank is required by the Federal Reserve Board to own shares of FRB stock. FRB stock, which is a restricted investment security, is carried at its cost of $50 par value per share. The balance at December 31, 2001, was $900,000. In addition, as a member of the Federal Home Loan Bank System, the Bank is required to own shares of capital stock in the FHLB. FHLB stock is carried at its cost of $100 par value per share since it is a restricted investment security. First Indiana's investment in FHLB stock was $21,591,000 at December 31, 2001 and December 31, 2000. For additional information concerning investments held by the Corporation, see the Corporation's Consolidated Financial Statements, including Note 3.

   The distribution of securities available for sale is detailed below.

                                                 December 31
                                          --------------------------
                                            2001     2000     1999
            (Dollars in Thousands)        -------- -------- --------
            U.S. Government Agencies..... $110,555 $106,489 $ 67,949
            Mortgage-Backed Securities...   34,569   49,181   54,734
            Other Asset-Backed Securities      210      445   15,719
            Corporate Debt Securities....    2,529    2,594   19,354
            Other Debt Securities........       --       75      147
                                          -------- -------- --------
                   Total................. $147,863 $158,784 $157,903
                                          ======== ======== ========

   At December 31, 2001, securities available for sale had the following maturity and yield characteristics.


                                 Due in
                                   one        Due after one
                                 year or    year through five Due after five years   Due after
                                  less            years        through ten years     ten years       Total
                              ------------  ----------------  -------------------  ------------  -------------
                               Book           Book               Book               Book          Book
                               Value  Yield   Value     Yield    Value      Yield   Value  Yield  Value   Yield
(Dollars in Thousands)        ------- -----  --------   -----   -------    -----   ------- ----- -------- -----
U.S. Government Agencies..... $10,347 6.29% $100,208    6.06% $    --       -- %   $    --  -- % $110,555 6.09%
Mortgage-Backed Securities...      --   --     9,526    7.15   10,386      6.87     14,657 6.94    34,569 6.94
Other Asset-Backed Securities      --   --       210    6.37       --        --         --   --       210 6.37
Corporate Debt Securities....   2,529 9.47        --      --       --        --         --   --     2,529 9.47
                              -------        --------           -------            -------       --------
       Total................. $12,876 6.91% $109,944    6.16% $10,386      6.87%   $14,657 6.94% $147,863 6.35%
                              =======        ========           =======            =======       ========

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

   Deposits. The Bank has a wide variety of deposit programs designed to attract both short-term and long-term deposits from the general public. These deposit accounts include non-interest-bearing retail and business demand accounts, money market checking accounts, passbook savings accounts, money market savings accounts, and fixed-rate certificates of deposit. In 2002, the Bank plans to continue to increase checking and savings accounts in an effort to reduce funding costs and strengthen core deposits, which further the Bank's strategy by forming the basis of long-term relationships.

   The following table reflects the increase (decrease) in various types of deposits offered by the Bank for each of the periods indicated.

                                         2001       2000      1999
           (Dollars in Thousands)      ---------  --------  --------
           Non-Interest-Bearing Demand $  41,187  $ 10,056  $(14,892)
           Interest-Bearing Demand....    24,524    (2,023)    3,911
           Savings....................    72,501    14,152    (4,462)
           CDs Under $100,000.........   (48,955)  (10,897)  (37,252)
           CDs $100,000 and Greater...  (109,762)   76,580   136,892
                                       ---------  --------  --------
           Net Increase (Decrease).... $ (20,505) $ 87,868  $ 84,197
                                       =========  ========  ========

   The Bank issues certificates of deposit in denominations of $100,000 and greater through brokers as well as directly to public entities such as municipalities and to retail customers through the branches, the Internet, and the Call Center. At December 31, 2001, these certificates of deposit included $149,570,000 in brokered funds, $41,753,000 in public funds, and $82,359,000 in retail funds. The Bank's certificates of deposit of $100,000 or more at December 31, 2001, the maturities of such deposits, and the percentage of total deposits represented by these certificates are set forth in the table below.

                                                      Over      Over Six
                                     Three Months Three Months  Months to   Over            Percent of
                                       or Less    to Six Months One Year  One Year  Total    Deposits
(Dollars in Thousands)               ------------ ------------- --------- -------- -------- ----------
Certificates of $100,000 and Greater   $70,831       $36,827     $65,609  $100,415 $273,682    19.8%
                                       =======       =======     =======  ======== ========    ====

   Borrowings. The FHLB of Indianapolis functions as a central reserve bank providing credit for depository institutions in Indiana and Michigan. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of the Bank's residential mortgage loans and other assets, subject to credit standards. The FHLB advances are made pursuant to several different credit programs, each with its own interest rate and range of maturities. At December 31, 2001, the Bank had $296,647,000 in FHLB advances, 14.5 percent of total assets, with a weighted average interest rate of 5.28 percent. Of these advances, $60,000,000 carried variable interest rates and $110,000,000 were putable on certain dates at the discretion of the FHLB.

   The Bank enters into repurchase agreements with registered government securities dealers as a short-term source of borrowing. Additionally, First Indiana has repurchase agreements with several of its depositors, under which clients' funds are invested daily into a non-FDIC insured interest-bearing account. At December 31, 2001, the Bank had repurchase agreements totaling $100,082,000, 4.9 percent of total assets, with a weighted average interest rate of 1.69 percent. First Indiana's repurchase agreements are collateralized by qualifying investment securities.

                                 ASSET QUALITY

   General.   The Bank's asset quality is directly affected by the credit risk of the assets on its balance sheet. Most of the Bank's credit risk is concentrated in its loan portfolios and, to a lesser extent, its other real estate owned ("OREO") portfolio. There are varying degrees of credit risk within each of the individual loan portfolios. The credit risk is managed through asset selection focusing on portfolio diversification by loan types and geography, by defining and limiting exposures to a single client or industry, by requiring collateral, and by integrating consistent lending policies and underwriting criteria throughout the credit process. The accurate and timely identification of credit risk is verified independently from the relationship management and loan operation areas of the Bank through the loan review process implemented by the Bank and reporting to the Bank's Chief Credit Officer, who reports directly to the Corporation's Chairman and Vice Chairman.

   Additional information relating to non-performing assets, loan charge-offs and impaired loans may be found in Note 1 and Note 4 of the Notes to Consolidated Financial Statements.

   Non-Performing Assets. Non-performing assets consist of non-accrual loans, loans 90 days or more past due and still accruing interest, and OREO. In addition, at December 31, 2000, non-performing loans included one impaired loan in the amount of $7,118,000 that was current as to interest and principal. In 2001, this loan was partially repaid, partially charged-off, and the remaining balance of $1,458,000 became a non-accrual loan. The charge-off related to this loan was $2,428,000, for which $1,711,000 had previously been specifically reserved. At December 31, 2001, non-performing assets increased to $46,803,000 from $35,141,000 one year earlier. A commercial client's loans with an aggregate balance of $6,526,000 were classified as impaired during the fourth quarter 2001 and are carried at the net realizable value of the collateral pledged to secure the loans. The remainder of the increase is principally due to increased defaults in loans secured by residential real estate. These loans are typically charged down to the net realizable value of the underlying collateral during the period in which they reach 120 days past due.

   If these loans had been current, the amount of interest on non-performing loans that would have been recorded in 2001 totaled $3,739,000. Of this amount, $1,937,000 was actually recorded in 2001.

Non-Performing Assets

                                                                           December 31
                                                           -------------------------------------------
                                                            2001     2000     1999     1998     1997
(Dollars in Thousands)                                     -------  -------  -------  -------  -------
Non-Performing Loans
   Non-Accrual Loans......................................
       Business........................................... $ 7,998  $ 2,634  $ 2,525  $ 1,019  $   254
       Consumer...........................................  13,532    9,008    4,282    3,804    3,907
       Residential Mortgage...............................   6,447    5,127    3,564    4,268    3,718
       Single-Family Construction.........................   8,165    3,987    4,090    4,714    6,059
       Commercial Real Estate.............................     357      954       --       --       99
                                                           -------  -------  -------  -------  -------
   Total Non-Accrual Loans................................  36,499   21,710   14,461   13,805   14,037
                                                           -------  -------  -------  -------  -------
   Accruing Loans.........................................
       Business--Current as to Interest and Principal.....      --    7,118       --       --       --
       Business--Past Due 90 Days or More.................     307       --       --       --       --
       Consumer--Past Due 90 Days or More.................   3,005    3,720    3,211    3,371    4,395
                                                           -------  -------  -------  -------  -------
   Total Accruing Loans...................................   3,312   10,838    3,211    3,371    4,395
                                                           -------  -------  -------  -------  -------
   Total Non-Performing Loans.............................  39,811   32,548   17,672   17,176   18,432
   Other Real Estate Owned, Net...........................   6,992    2,593    1,227    2,204    3,907
                                                           -------  -------  -------  -------  -------
       Total Non-Performing Assets........................ $46,803  $35,141  $18,899  $19,380  $22,339
                                                           =======  =======  =======  =======  =======

Non-Performing Loans to Loans at End of Year..............    2.27%    1.82%    1.04%    1.11%    1.34%
Non-Performing Assets to Loans and OREO at End of Year....    2.65     1.97     1.11     1.25     1.62

   Potential Problem Assets. The Bank had $6,422,000 in potential problem loans at December 31, 2001. Of this amount, $6,025,000 represented loans to business borrowers, $347,000 represented loans to land development borrowers, and $50,000 consisted of loans to residential builders. These loans are currently performing according to their loan agreements, but the borrowers' financial operations and financial condition caused the Bank's management to question their ability to comply with present repayment terms in the future. The business loans are collateralized with non-residential real estate and other assets. The land development loans are collateralized with developed lots or land developments in progress and raw land. The collateral for the builder loans is single-family dwellings and fully developed lots.

   Allowance for Loan Losses. The Bank maintains an allowance for loan losses in an amount adequate to absorb the probable losses inherent in the loan portfolio. An analysis of the adequacy of the allowance is completed each quarter and reviewed and approved by the Investment Committee of the Board of Directors.

   An assessment of the credit risk of individual loans greater than $500,000 is completed for each loan in the commercial portfolios, including business, construction, and commercial real estate loans, which results in a risk rating (risk grade). The Bank utilizes a ten grade risk rating system with six pass grades and, in addition, four criticized grades which correlate to the banking regulators' grades of special mention, substandard, doubtful, and loss. For homogeneous loan portfolios and smaller balance commercial loans, loans that are current or less than 90 days past due are considered pass loans and loans 90 days or more past due are assigned a risk rating of substandard.

   A target reserve is established for each loan portfolio based on the analysis of the current risk characteristics of each portfolio and sub-segments of the portfolio. This includes an analysis of empirical data of each portfolio's credit performance and portfolio growth and trends, which results in estimated levels of future net charge-offs and delinquencies. These estimates are then adjusted based on management's judgment regarding specific economic trends and events, other risk factors and general economic conditions affecting individual loans, and portfolio performance. The target reserve determined in this analysis for each loan portfolio is applied to the pass loans. A separate target reserve is established for each portfolio segment of loans that has a risk rating in any of the criticized risk grades. Loans and groups of loans in these risk rating categories pose higher levels of risk to the Bank and are assigned higher target reserves. The allowance is allocated to each portfolio based on the sum of the target reserves established for the pass and criticized risk rating for each loan portfolio.

   In addition to the allowance established for each loan portfolio, the Bank maintains an unallocated allowance due to the residual losses embedded in the loan portfolios. As discussed above, the target reserve for pass loans and criticized loans is based on the inherent losses in the loan portfolio and on the existing facts and circumstances and management's judgment thereof. A residual loss is the loss embedded within the loan portfolio and not specifically identified.

   Management believes that the Bank's allowance is adequate based on information currently available. However, there can be no assurances that an addition to the allowance will not be required or that the amount of any such addition will not be significant. In addition, various regulatory agencies, as an integral part of their examinations, periodically review the allowance and may require the Bank to recognize an increase to the allowance based on their judgment about information available at the time of the examination.

Allocation of Allowance for Loan Losses

   The following table presents an allocation of the Bank's allowance for loan losses at the dates indicated.

                                                                 December 31
                     --------------------------------------------------------------------------------------------------
                            2001                2000                1999                1998                1997
                     ------------------  ------------------  ------------------  ------------------  ------------------
                             Percent of          Percent of          Percent of          Percent of          Percent of
                              Loan Type           Loan Type           Loan Type           Loan Type           Loan Type
                                 to                  to                  to                  to                  to
(Dollars in          Amount  Total Loans Amount  Total Loans Amount  Total Loans Amount  Total Loans Amount  Total Loans
Thousands)           ------- ----------- ------- ----------- ------- ----------- ------- ----------- ------- -----------
Balance at End of
 Period Applicable
 to:
Business Loans...... $10,814     29.2%   $ 7,447     17.5%   $ 4,350     14.1%   $ 2,727     11.6%   $ 2,008      9.1%
Consumer Loans......  19,170     38.4     16,212     42.0     10,665     40.4      9,508     37.7      9,706     39.9
Residential Mortgage
 Loans..............   1,067     16.7        924     26.1        673     27.0        609     34.6        588     36.7
Single-Family
 Construction
 Loans..............   2,516     12.8      2,923     11.6      5,464     16.4      4,613     14.0      3,663     11.4
Commercial Real
 Estate Loans.......     974      2.9        592      2.8        323      2.1        298      2.1        330      2.9
Unallocated.........   2,594       --      5,480       --      7,284       --      7,945       --      6,119       --
                     -------    -----    -------    -----    -------    -----    -------    -----    -------    -----
                     $37,135    100.0%   $33,578    100.0%   $28,759    100.0%   $25,700    100.0%   $22,414    100.0%
                     =======    =====    =======    =====    =======    =====    =======    =====    =======    =====

   Summary of Allowance for Loan Loss Activity. Net charge-offs for 2001 totaled $11,671,000, compared to $4,937,000 for 2000 and $6,351,000 for 1999.
The increased level of charge-offs in 2001 primarily resulted from several commercial loan relationships. The largest charge-off was $2,428,000, which was on a loan previously classified as impaired with a specific reserve of $1,711,000 established. The balance of the charge-offs covered several loan relationships; the largest balance charged-off was $784,000.

   The provision for loan losses was $15,228,000 for 2001, compared to $9,756,000 for 2000 and $9,410,000 for 1999. The increase in the provision in 2001 reflects the higher level of non-performing loans and charge-offs resulting from the current economic environment. The slight increase in the provision in 2000 compared to 1999 reflects improved charge-off experience offset by an increase in delinquencies in the home equity loan portfolio.

   The allowance for loan losses was $37,135,000 at December 31, 2001, or 93.28 percent of non-performing loans.

   While the allowance for loan losses to loans ratio at December 31, 2001 improved to 2.11 percent (compared to 1.88 percent and 1.69 percent at December 31, 2000 and 1999), charge-offs to average loans and allowance for loan losses to non-performing loans deteriorated when compared to prior years. Business loan charge-offs in 2001 increased significantly from comparable charge-offs in 2000 and 1999 and were the principal reason for the increase in the charge-off ratio. Non-performing loans were $39,811,000 at December 31, 2001 compared to $32,548,000 at December 31, 2000 and $17,672,000 at December 31, 1999. The
increase in non-performing loans led to a corresponding decrease in the allowance for loan losses to non-performing loan ratio.

Summary of Loan Loss Experience

                                                                    Years Ended December 31
                                                          -------------------------------------------
                                                           2001     2000     1999     1998     1997
(Dollars in Thousands)                                    -------  -------  -------  -------  -------
Balance of Allowance for Loan Losses at Beginning of Year $33,578  $28,759  $25,700  $22,414  $18,768
   Charge-Offs
       Business..........................................   4,464      380    2,015       15      528
       Consumer..........................................   6,528    5,019    5,114    6,934    7,210
       Residential Mortgage..............................     160       68       30       91       83
       Single-Family Construction........................     764      477      412      658    1,190
       Commercial Real Estate............................     855       --       --       93       75
                                                          -------  -------  -------  -------  -------
   Total Charge-Offs.....................................  12,771    5,944    7,571    7,791    9,086
   Recoveries
       Business..........................................     181      213       22       39        4
       Consumer..........................................     729      662      963      986    1,261
       Residential Mortgage..............................       1        6       --        2       --
       Single-Family Construction........................     188      126      235      270       40
       Commercial Real Estate............................       1       --       --       --      727
                                                          -------  -------  -------  -------  -------
   Total Recoveries......................................   1,100    1,007    1,220    1,297    2,032
                                                          -------  -------  -------  -------  -------
   Net Charge-Offs.......................................  11,671    4,937    6,351    6,494    7,054
   Provision for Loan Losses.............................  15,228    9,756    9,410    9,780   10,700
                                                          -------  -------  -------  -------  -------
Balance of Allowance for Loan Losses at End of Year...... $37,135  $33,578  $28,759  $25,700  $22,414
                                                          =======  =======  =======  =======  =======
Net Charge-Offs to Average Loans.........................    0.64%    0.27%    0.39%    0.44%    0.55%
Allowance for Loan Losses to Loans at End of Year........    2.11     1.88     1.69     1.66     1.63
Allowance for Loan Losses to Non-Performing Loans........   93.28   103.16   162.73   149.63   121.60

                     LIQUIDITY AND MARKET RISK MANAGEMENT

Liquidity Management

   First Indiana Corporation conducts its business through subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investments in the Bank and Somerset.

   The Bank's primary source of funds is deposits, which were $1,379,478,000 at December 31, 2001 and $1,399,983,000 at December 31, 2000. The Bank also relies on Federal Home Loan Bank advances, repurchase agreements, loan payments, loan payoffs, and sale of loans as sources of funds. Although the Bank continues to rely on core retail deposits as its chief source of funds, the use of borrowed funds, including Federal Home Loan Bank advances, continues to be an important component of the Bank's liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation's ability to meet consumer demand for liquidity or regulatory liquidity requirements.

Asset/Liability Management

   First Indiana engages in rigorous, formal asset/liability management, with objectives to manage interest rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. The management of interest rate risk entails the control, within acceptable limits, of the impact on earnings caused by fluctuating interest rates and changing rate relationships. In this process, management uses an internal earnings simulation model to identify and measure interest rate sensitivity. The Asset/Liability Committee ("ALCO") reviews the earnings impact of various changes in interest rates each month and manages the risk to maintain an acceptable level of change in net interest income. The Board of Directors also reviews this information every quarter.

   The Corporation's success is largely dependent upon its ability to manage interest rate risk, which is defined as the exposure of the Corporation's net interest income and net earnings to changes in interest rates. ALCO is responsible for managing interest rate risk, and the Corporation has established acceptable limits for interest rate exposure, which are reviewed monthly. The Corporation uses a model that measures interest rate sensitivity to determine the impact on net interest income of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposits, estimated borrowing needs, anticipated loan loss provision, projected secondary marketing gains and losses, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest rate sensitive instruments that are held to maturity or available for sale. The Corporation has no trading assets. Based on the information and assumptions in effect at December 31, 2001, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 3.1 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 4.6 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the results may not be indicative of actual results.

   The Corporation also monitors interest rate sensitivity using gap analysis. This method recognizes the dynamics of the balance sheet and the effect of changing interest rates on First Indiana's net earnings. The cumulative rate-sensitivity gap reflects First Indiana's sensitivity to interest rate changes over time. It is a static indicator and does not attempt to predict the net interest income of a dynamic business in a rapidly changing environment. Significant adjustments are made when the rate outlook changes.

   The Federal Open Market Committee lowered the federal funds target rate on 11 occasions in 2001. The federal funds target rate on January 1, 2001 was 6.50 percent. At December 31, 2001, the target rate was 1.75 percent, reflecting a 475 basis point decrease. Rapidly falling interest rates, combined with a net asset-sensitive position within a one-year time period, put downward pressure on net interest income and net interest margin in 2001.

   At December 31, 2001, First Indiana's six-month and one-year cumulative gap stood at a positive 5.43 percent and a positive 3.30 percent of total interest-earning assets. This compares with a positive 2.72 percent and a positive 0.97 percent at December 31, 2000. This means that 5.43 and 3.30 percent of First Indiana's assets will reprice within six months and one year without a corresponding repricing of funding liabilities. The increase in percentage of assets repricing within 180 days is a result of market conditions. In 2001, as rates fell, prepayments on assets increased. In addition, savings and demand deposits grew in the fourth quarter. Management intends to maintain a relatively neutral gap position to manage the volatility of earnings.

Interest Rate Sensitivity

   The following table shows First Indiana's interest rate sensitivity at December 31, 2001 and 2000.

                                                          Rate Sensitivity by Period of Maturity or Rate Change at
                                                                              December 31, 2001
                                                        ------------------------------------------------------------
                                                                                        Over      Over
                                                                                         180       One
                                               Weighted            Percent             Days to   Year to     Over
                                               Average               of      Within      One      Five       Five
                                                 Rate    Balance    Total   180 Days    Year      Years      Years
(Dollars in Thousands)                         -------- ---------- ------- ----------  --------  --------  ---------
Interest-Earning Assets.......................
   Federal Funds Sold.........................    -- %  $       --    -- % $       --  $     --  $     --  $      --
   Securities Available for Sale..............   6.05      147,863   7.67      16,433    21,691   102,986      6,753
   FHLB and FRB Stock.........................   6.75       22,491   1.17          --        --        --     22,491
   Loans (1)
      Residential Mortgage Loans..............   6.65      292,503  15.18      70,735    57,568   138,992     25,208
      Commercial Real Estate Loans............   7.42       51,208   2.66      27,821     9,098     8,510      5,779
      Business Loans..........................   5.89      512,738  26.61     436,714    16,844    55,167      4,013
      Consumer Loans..........................   8.19      675,111  35.04     288,398    48,021   247,269     91,423
      Single-Family Construction Loans........   5.35      224,926  11.67     202,433    11,246    11,247         --
                                                        ---------- ------  ----------  --------  --------  ---------
                                                 6.81   $1,926,840 100.00%  1,042,534   164,468   564,171    155,667
                                                        ========== ======  ----------  --------  --------  ---------
Interest-Bearing Liabilities
   Deposits
      Demand Deposits (2).....................   0.81   $  140,175   8.59%     19,595        --        --    120,580
      Savings Deposits (2)....................   1.90      447,832  27.44     409,627       988     7,902     29,315
      Certificates of Deposit Under
       $100,000...............................   5.09      432,559  26.50     167,492   140,696   124,371         --
      Certificates of Deposit $100,000 or
       Greater................................   5.90      193,889  11.88      80,163    38,735    74,991         --
                                                        ---------- ------  ----------  --------  --------  ---------
                                                 3.55    1,214,455  74.41     676,877   180,419   207,264    149,895
Borrowings
   Short-Term Borrowings......................   1.77      121,082   7.42     121,082        --        --         --
   FHLB Advances..............................   5.28      296,647  18.17     140,000    25,000    90,855     40,792
                                                        ---------- ------  ----------  --------  --------  ---------
                                                 3.73    1,632,184 100.00%    937,959   205,419   298,119    190,687
                                                                   ======
Net--Other (3)................................             294,656                                           294,656
                                                        ----------         ----------  --------  --------  ---------
      Total...................................          $1,926,840            937,959   205,419   298,119    485,343
                                                        ==========         ----------  --------  --------  ---------
Rate-Sensitivity Gap..........................                             $  104,575  $(40,951) $266,052  $(329,676)
                                                                           ==========  ========  ========  =========
December 31, 2001 Cumulative Rate-Sensitivity
 Gap..........................................                             $  104,575  $ 63,624  $329,676
                                                                           ==========  ========  ========
Percent of Total Interest-Earning Assets......                                   5.43%     3.30%    17.11%
                                                                           ==========  ========  ========
December 31, 2000 Cumulative Rate-Sensitivity
 Gap..........................................                             $   54,045  $ 19,199  $133,743
                                                                           ==========  ========  ========
Percent of Total Interest-Earning Assets......                                   2.72%     0.97%     6.73%
                                                                           ==========  ========  ========

--------
(1) The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable-rate loans is based upon the earliest repricing date for each loan. Included in residential mortgage loans are $108,000 of loans held for sale. Included in consumer loans are $34.8 million of home equity loans held for sale.
(2) A portion of these deposits has been included in the Over Five Years category to reflect management's assumption that these accounts are not rate-sensitive. This assumption is based upon the historic trends on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.
(3) Net--Other is the excess of non-interest-bearing liabilities and capital over non-interest-bearing assets.

                                    CAPITAL

   At December 31, 2001, First Indiana's shareholders' equity was $209,031,000, or 10.21 percent of total assets, compared with $198,812,000, or 9.53 percent of total assets, at December 31, 2000.

   First Indiana paid a quarterly dividend of $0.128 per common share in 2001. This reflects an increase from a quarterly dividend of $0.112 per share in 2000. On January 16, 2002, the Board of Directors approved a five-for-four stock split and a quarterly cash dividend of $0.16 per share. The dividend will be paid on shares outstanding after the split, resulting in a 25 percent increase in cash paid to shareholders. The stock split will be effected on February 27, 2002, to shareholders of record as of February 13, 2002. All share and per share information herein has been restated to reflect the stock split. The cash dividend is payable March 15, 2002, to shareholders of record as of March 5, 2002. This is the 60th consecutive quarter First Indiana has paid a cash dividend.

   See Note 11 of the Notes to Consolidated Financial Statements for additional information on the Corporation's repurchases of its common stock and its shareholder rights agreement.

Regulatory Capital Requirements

   First Indiana Corporation is subject to capital requirements and guidelines imposed on holding companies by the Federal Reserve Board. First Indiana Bank is subject to capital requirements and guidelines imposed on national banks by the Office of the Comptroller of the Currency. The Corporation and the Bank are required by their respective regulators to maintain minimum capital ratios. The Federal Deposit Insurance Corporation Improvement Act of 1999 ("FDICIA") established ratios and guidelines for banks to be considered "well-capitalized." These capital requirements establish higher capital standards for banks and bank holding companies that assume greater risks. For this purpose, assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk ascribed to such assets or commitments.

   The following table shows the Corporation's and the Bank's strong capital levels and compliance with all capital requirements at December 31, 2001. Additionally, the Bank exceeds the capital levels set by FDICIA for a bank to be considered well-capitalized.

                                                              December 31, 2001
                                              ------------------------------------------------
                                                                  Minimum           To be
                                                  Actual      Capital Adequacy Well-Capitalized
                                              --------------  ---------------  ---------------
                                               Amount  Ratio   Amount    Ratio  Amount   Ratio
(Dollars in Thousands)                        -------- -----  --------   ----- --------  -----
Leverage (Tier One Capital to Average Assets)
   First Indiana Corporation................. $191,903  9.18% $ 83,645   4.00%      N/A    N/A
   First Indiana Bank........................  177,371  8.51    83,324   4.00  $104,155   5.00%
Tier One Capital to Risk-Weighted Assets
   First Indiana Corporation................. $191,903 10.61% $ 72,332   4.00%      N/A    N/A
   First Indiana Bank........................  177,371  9.84    72,138   4.00  $108,206   6.00%
Total Capital to Risk-Weighted Assets
   First Indiana Corporation................. $214,672 11.87% $144,664   8.00%      N/A    N/A
   First Indiana Bank........................  200,094 11.10   144,275   8.00  $180,344  10.00%

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

   Almost all of the assets and liabilities of a bank are monetary, which limits the usefulness of data derived by adjusting a bank's financial statements for the effects of changing prices.

                IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED

   As discussed in Note 1 (R) of the Notes to Consolidated Financial Statements, First Indiana will be required to adopt FASB Statements No. 141 and No. 142 in 2002.

   In August 2001, FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 excludes goodwill and other intangible assets that are not amortized which are covered by Statement No. 142. While Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement.

   Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.

   The Corporation is required to adopt Statement No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Since Statement No. 144 maintains many of the fundamental provisions of current accounting pronouncements, the adoption of this standard is not expected to have a material impact on the financial condition or results of operations of the Corporation.

                            FOURTH QUARTER SUMMARY

   First Indiana posted a net loss of $372,000, or $0.02 per diluted share, in the fourth quarter of 2001, compared to net earnings of $6,651,000, or $0.43 per diluted share, for the same period of 2000. An increased provision for loan losses and the charge-off of overdrafts by a commercial banking customer led to the net loss for the quarter.

Net Interest Income

   Net interest income for the fourth quarter of 2001 was $17,203,000, with a net interest margin of 3.46 percent. For the comparable period in 2000, net interest income was $19,385,000, with a net interest margin of 3.88 percent. The rapid decline in interest rates in 2001 put downward pressure on the net interest margin. The decrease in net interest income in 2001 reflects the lower net interest margin and relatively flat earning assets outstanding. Earning assets averaged $1,992,465,000 in the fourth quarter of 2001, compared to $1,997,443,000 in the fourth quarter of 2000.
Provision for Loan Losses

   The provision for loan losses was $7,875,000 for the fourth quarter of 2001, compared to $2,439,000 for the same quarter of 2000, reflecting higher non-performing loans and charge-offs and the current economic environment. Net charge-offs for the fourth quarter of 2001 were $7,182,000, compared to $1,529,000 in the fourth quarter of 2000. The increased level of charge-offs primarily resulted from several business relationships, the largest of which had previously been classified as impaired with a specific reserve established.

Non-Interest Income

   Non-interest income for the fourth quarter of 2001 was $9,847,000, compared to $9,578,000 for the same period in 2000. The increase in non-interest income is primarily the result of deposit product fees, partially offset by reductions in loan fees, loan servicing income, and other financial services fees. Additionally, gain on the sale of loans was lower due to a decrease in the amount of loans sold.

Non-Interest Expense

   Non-interest expense for the fourth quarter of 2001 was $19,764,000, compared to $16,264,000 for the fourth quarter of 2000. Included in non-interest expense in the fourth quarter of 2001 is $4,066,000 for the write-off of overdrafts by a commercial banking client. The client has provided collateral to support repayment of the overdrafts; however, a write-off was taken due to uncertainty regarding some of the collateral. The Bank added $6,526,000 to non-performing loans in the fourth quarter 2001 relating to the overdrafts and this client's existing loans. Marketing expense was $373,000 in the fourth quarter 2001, compared to $1,123,000 for the same quarter in 2000.

                       CONSOLIDATED FINANCIAL STATEMENTS

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31
                                                                          ----------------------
                                                                             2001        2000
(Dollars in Thousands, Except Per Share Data)                             ----------  ----------
Assets
------
Cash..................................................................... $   62,147  $   43,114
Federal Funds Sold.......................................................         --      22,000
                                                                          ----------  ----------
   Total Cash and Cash Equivalents.......................................     62,147      65,114
Securities Available for Sale............................................    147,863     158,784
Federal Home Loan Bank and Federal Reserve Bank Stock....................     22,491      21,591
Loans....................................................................  1,756,486   1,784,475
   Allowance for Loan Losses.............................................    (37,135)    (33,578)
                                                                          ----------  ----------
Net Loans................................................................  1,719,351   1,750,897
Premises and Equipment...................................................     20,587      19,212
Accrued Interest Receivable..............................................     15,246      18,327
Goodwill.................................................................     13,045      13,904
Other Assets.............................................................     45,927      38,168
                                                                          ----------  ----------
       Total Assets...................................................... $2,046,657  $2,085,997
                                                                          ==========  ==========
Liabilities
-----------
Non-Interest-Bearing Deposits............................................ $  165,023  $  123,836
Interest-Bearing Deposits................................................  1,214,455   1,276,147
                                                                          ----------  ----------
Total Deposits...........................................................  1,379,478   1,399,983
Short-Term Borrowings....................................................    121,082     117,725
Federal Home Loan Bank Advances..........................................    296,647     336,754
Accrued Interest Payable.................................................      3,804       6,752
Advances by Borrowers for Taxes and Insurance............................     12,251       6,188
Other Liabilities........................................................     24,364      19,783
                                                                          ----------  ----------
       Total Liabilities.................................................  1,837,626   1,887,185
                                                                          ----------  ----------
Shareholders' Equity
--------------------
Preferred Stock, $.01 Par Value: 2,000,000 Shares Authorized; None Issued         --          --
Common Stock, $.01 Par Value: 33,000,000 Shares Authorized; Issued:
  2001--17,127,770 Shares; 2000--16,951,356 Shares.......................        171         170
Capital Surplus..........................................................     41,837      39,888
Retained Earnings........................................................    183,196     170,954
Accumulated Other Comprehensive Income...................................      4,084       2,046
Treasury Stock at Cost: 2001--1,684,476 Shares; 2000--1,377,088 Shares...    (20,257)    (14,246)
                                                                          ----------  ----------
       Total Shareholders' Equity........................................    209,031     198,812
                                                                          ----------  ----------
       Total Liabilities and Shareholders' Equity........................ $2,046,657  $2,085,997
                                                                          ==========  ==========

                See Notes to Consolidated Financial Statements

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                      Years Ended December 31
                                                    ---------------------------
                                                      2001     2000      1999
(Dollars in Thousands, Except Per Share Data)       -------- --------  --------
Interest Income
   Loans........................................... $145,143 $159,877  $135,037
   Securities Available for Sale...................    9,880   10,401     9,502
   Dividends on FRB and FHLB Stock.................    1,627    1,746     1,476
   Federal Funds Sold..............................      478      786       411
                                                    -------- --------  --------
       Total Interest Income.......................  157,128  172,810   146,426
                                                    -------- --------  --------
Interest Expense
   Deposits........................................   59,997   65,253    54,473
   Short-Term Borrowings...........................    4,301    6,384     2,793
   Federal Home Loan Bank Advances.................   18,781   23,405    18,309
                                                    -------- --------  --------
       Total Interest Expense......................   83,079   95,042    75,575
                                                    -------- --------  --------
Net Interest Income................................   74,049   77,768    70,851
   Provision for Loan Losses.......................   15,228    9,756     9,410
                                                    -------- --------  --------
Net Interest Income After Provision for Loan Losses   58,821   68,012    61,441
Non-Interest Income
   Loan and Deposit Charges........................   12,643    7,282     6,061
   Loan Servicing Income...........................      962    1,259     1,220
   Loan Fees.......................................    3,736    3,367     3,626
   Trust Fees......................................    2,284    1,727     1,080
   Other Financial Services Fees...................    9,561    2,052        --
   Insurance Commissions...........................    1,945      551       108
   Sale of Loans...................................    9,240    5,050     7,417
   Sale of Loan Servicing..........................       --    1,251       905
   Sale of Investment Securities...................      543     (168)   (3,015)
   Sale of Deposits................................       --       --     7,590
   Other...........................................    3,049    3,267     1,966
                                                    -------- --------  --------
       Total Non-Interest Income...................   43,963   25,638    26,958
Non-Interest Expense
   Salaries and Benefits...........................   36,720   28,451    28,152
   Net Occupancy...................................    3,724    2,904     2,942
   Equipment.......................................    7,056    6,105     5,825
   Professional Services...........................    4,122    3,254     3,157
   Marketing.......................................    2,424    2,910     2,418
   Telephone, Supplies, and Postage................    3,515    2,943     3,471
   Goodwill Amortization...........................      920      279        71
   Other...........................................   12,020    6,882     6,310
                                                    -------- --------  --------
       Total Non-Interest Expense..................   70,501   53,728    52,346
                                                    -------- --------  --------
Earnings Before Income Taxes.......................   32,283   39,922    36,053
Income Taxes.......................................   12,274   15,105    13,320
                                                    -------- --------  --------
Net Earnings....................................... $ 20,009 $ 24,817  $ 22,733
                                                    ======== ========  ========
Basic Earnings Per Share........................... $   1.29 $   1.58  $   1.45
                                                    ======== ========  ========
Diluted Earnings Per Share......................... $   1.25 $   1.55  $   1.42
                                                    ======== ========  ========
Dividends Per Common Share......................... $   0.51 $   0.45  $   0.42
                                                    ======== ========  ========

                See Notes to Consolidated Financial Statements

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         Accumulated
                                                    Common Stock                            Other                   Total
                                                 -----------------  Capital   Retained  Comprehensive Treasury  Shareholders'
                                                   Shares    Amount Surplus   Earnings  Income (Loss)  Stock       Equity
(Dollars in Thousands, Except Per Share Data)    ----------  ------ --------  --------  ------------- --------  -------------
Balance at December 31, 1998.................... 15,879,118   $170  $ 36,994  $137,063     $   425    $ (8,682)   $165,970
Comprehensive Income:
   Net Earnings.................................         --     --        --    22,733          --          --      22,733
   Unrealized Loss on Securities Available for
    Sale of $861, Net of Income Taxes and
    Reclassification Adjustment of ($527),
    Net of Income Taxes.........................         --     --        --        --      (1,149)         --      (1,149)
                                                                                                                  --------
Total Comprehensive Income......................                                                                    21,584
Dividends on Common Stock--$0.42 per share......         --     --        --    (6,532)         --          --      (6,532)
Exercise of Stock Options.......................    127,683      1       682                    --          --         683
Common Stock Issued under Restricted Stock
 Plans--Net of Amortization.....................         --     --      (160)      446          --          --         286
Purchase of Treasury Stock......................   (349,006)    --        --        --          --      (5,299)     (5,299)
Redemption of Common Stock......................     (3,855)    --       (57)                   --          --         (57)
Tax Benefit of Option Compensation..............         --     --       468                    --          --         468
                                                 ----------   ----  --------  --------     -------    --------    --------
Balance at December 31, 1999.................... 15,653,940    171    37,927   153,710        (724)    (13,981)    177,103
                                                 ----------   ----  --------  --------     -------    --------    --------
Comprehensive Income:
   Net Earnings.................................         --     --        --    24,817          --          --      24,817
   Unrealized Gain on Securities Available for
    Sale of $4,388, Net of Income Taxes and
    Reclassification Adjustment of ($105),
    Net of Income Taxes.........................         --     --        --        --       2,770          --       2,770
                                                                                                                  --------
Total Comprehensive Income......................                                                                    27,587
Dividends on Common Stock--$0.45 per share......         --     --        --    (7,045)         --          --      (7,045)
Exercise of Stock Options.......................    118,259      1       779                    --          --         780
Common Stock Issued under Restricted Stock
 Plans--Net of Amortization.....................     45,000     --       792      (528)         --          --         264
Redemption of Common Stock Related to
 Somerset Merger................................ (3,448,084)   (34)  (48,929)       --          --          --     (48,963)
Issuance of Common Stock Related to Somerset
 Merger.........................................  3,224,539     32    45,757        --          --          --      45,789
Purchase of Treasury Stock......................    (18,750)    --        --        --          --        (283)       (283)
Reissuance of Treasury Stock....................      2,678     --        28        --          --          18          46
Option Consideration Related to Somerset
 Merger.........................................         --     --     3,327        --          --          --       3,327
Redemption of Common Stock......................     (3,314)    --       (56)       --          --          --         (56)
Tax Benefit of Option Compensation..............         --     --       263        --          --          --         263
                                                 ----------   ----  --------  --------     -------    --------    --------
Balance at December 31, 2000.................... 15,574,268    170    39,888   170,954       2,046     (14,246)    198,812
                                                 ----------   ----  --------  --------     -------    --------    --------
Comprehensive Income:
   Net Earnings.................................         --     --        --    20,009          --          --      20,009
   Unrealized Gain on Securities Available for
    Sale of $3,571, Net of Income Taxes and
    Reclassification Adjustment of $309, Net
    of Income Taxes.............................         --     --        --        --       2,038          --       2,038
                                                                                                                  --------
Total Comprehensive Income......................                                                                    22,047
Dividends on Common Stock--$0.51 per share......         --     --        --    (7,977)         --          --      (7,977)
Exercise of Stock Options.......................    197,043      1     1,685        --          --          --       1,686
Common Stock Issued under Restricted Stock
 Plans--Net of Amortization.....................      1,009     --       129       210          --          --         339
Purchase of Treasury Stock......................   (307,388)    --        --        --          --      (6,011)     (6,011)
Option Consideration Related to Somerset
 Merger.........................................         --     --      (113)       --          --          --        (113)
Redemption of Common Stock......................    (21,638)    --      (404)       --          --          --        (404)
Tax Benefit of Option Compensation..............         --     --       652        --          --          --         652
                                                 ----------   ----  --------  --------     -------    --------    --------
Balance at December 31, 2001.................... 15,443,294   $171  $ 41,837  $183,196     $ 4,084    $(20,257)   $209,031
                                                 ==========   ====  ========  ========     =======    ========    ========

                See Notes to Consolidated Financial Statements

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended December 31
                                                                  -------------------------------
                                                                    2001       2000       1999
(Dollars in Thousands)                                            ---------  ---------  ---------
Cash Flows from Operating Activities
   Net Earnings.................................................. $  20,009  $  24,817  $  22,733
Adjustments to Reconcile Net Earnings to Net Cash Provided by
  Operating Activities
   Gain on Sale of Assets and Deposits, Net......................    (9,783)    (4,878)   (11,992)
   Amortization of Premium, Discount, and Intangibles, Net.......     2,819        233      2,104
   Depreciation and Amortization of Premises and Equipment.......     3,094      2,923      2,524
   Amortization of Net Deferred Loan Fees........................     1,385        906       (240)
   Provision for Loan Losses.....................................    15,228      9,756      9,410
   Origination of Loans Held For Sale Net of Principal Collected.  (245,744)  (326,215)  (558,535)
   Proceeds from Sale of Loans Held for Sale.....................   269,333    315,606    647,113
   Tax Benefit of Option Compensation............................       652        263        468
   Change In:
       Accrued Interest Receivable...............................     3,081     (4,773)    (1,874)
       Other Assets..............................................   (26,303)   (10,268)   (14,058)
       Accrued Interest Payable..................................    (2,948)     1,147      2,959
       Other Liabilities.........................................     4,142        887      1,934
                                                                  ---------  ---------  ---------
Net Cash Provided by Operating Activities........................    34,965     10,404    102,546
                                                                  ---------  ---------  ---------
Cash Flows from Investing Activities
   Proceeds from Sale of Securities Available for Sale...........    20,000     57,255    203,238
   Proceeds from Maturities of Securities Available for Sale.....    16,005      6,645      9,486
   Purchase of Securities Available for Sale.....................   (20,000)   (60,000)  (234,502)
   Purchase of FHLB and FRB Stock................................      (900)    (1,248)    (3,731)
   Originations of Loans Net of Principal Collected..............    15,034   (111,341)  (306,488)
   Proceeds from Sale of Loans...................................        --     47,684     70,915
   Purchase of Premises and Equipment............................    (4,901)    (4,375)    (2,965)
   Acquisition of Somerset, Net of Cash Acquired.................      (279)   (16,384)        --
   Proceeds from Sale of Premises and Equipment..................     1,007         41      1,146
                                                                  ---------  ---------  ---------
Net Cash Provided (Used) by Investing Activities.................    25,966    (81,723)  (262,901)
                                                                  ---------  ---------  ---------
Cash Flows from Financing Activities
   Net Change in Deposits........................................   (20,505)    87,868    204,137
   Sale of Deposits..............................................        --         --   (112,350)
   Repayment of Federal Home Loan Bank Advances..................  (275,107)  (535,100)  (662,087)
   Borrowings of Federal Home Loan Bank Advances.................   235,000    505,000    701,694
   Net Change in Short-Term Borrowings...........................     3,357     18,971     44,535
   Net Change in Advances by Borrowers for Taxes and Insurance...     6,063      4,811       (581)
   Stock Option Proceeds.........................................     1,282        724        626
   Purchase of Treasury Stock....................................    (6,011)      (283)    (5,299)
   Reissuance of Treasury Stock..................................        --         46         --
   Dividends Paid................................................    (7,977)    (7,045)    (6,532)
                                                                  ---------  ---------  ---------
Net Cash Provided (Used) by Financing Activities.................   (63,898)    74,992    164,143
                                                                  ---------  ---------  ---------
Net Change in Cash and Cash Equivalents..........................    (2,967)     3,673      3,788
   Cash and Cash Equivalents at Beginning of Year................    65,114     61,441     57,653
                                                                  ---------  ---------  ---------
   Cash and Cash Equivalents at End of Year...................... $  62,147  $  65,114  $  61,441
                                                                  =========  =========  =========

                See Notes to Consolidated Financial Statements

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Operations and Summary of Significant Accounting Policies

   First Indiana Corporation ("First Indiana" or the "Corporation") is a bank holding company, which has elected to become a financial holding company. First Indiana Bank and its subsidiaries (collectively the "Bank"), the principal asset of the Corporation, is a federally chartered national bank insured by the Federal Deposit Insurance Corporation. First Indiana is the largest bank or bank holding company based in Indianapolis.

   Somerset Financial Services, LLC ("Somerset"), also a subsidiary of the Corporation, was acquired in September 2000 when The Somerset Group, Inc. merged with the Corporation. Somerset is a comprehensive financial services company offering businesses and their owners a wide variety of financial services, including tax planning and preparation, accounting services, retirement and estate planning, and investment management services. Somerset also has an extensive consulting practice spanning construction services, health care, entrepreneurial activities, real estate, information technology, and risk management.

   The Bank is engaged primarily in the business of attracting deposits from the general public and originating commercial and consumer loans. The Bank offers a full range of banking services from 26 banking centers located throughout Metropolitan Indianapolis, Franklin, Mooresville, Pendleton, Rushville, and Westfield, Indiana. In addition, the Bank has construction and consumer loan offices in Indiana, Arizona, Florida, Illinois, North Carolina, Ohio, and Oregon. In the third quarter of 1999, the Bank sold the deposits and branch facilities of its Evansville banking centers.

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

   The majority of the Bank's assets and liabilities consists of financial instruments (investments, loans, deposits, and borrowings). Each of these financial instruments earns or pays interest for a given term at a negotiated rate of interest. The Bank's Asset/Liability Committee manages these financial instruments for the dual objectives of maximizing net interest income (the difference between interest income and interest expense) while limiting interest rate risk. The Bank manages interest rate risk by closely matching both the maturities and interest rate repricing dates of its assets and liabilities. Should this matching objective not be achieved, significant, rapid, and sustained changes in market interest rates will significantly increase or decrease net interest income. Because of this risk, the Committee continuously monitors its financial instruments to ensure that these dual objectives are achieved.

   The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America. The more significant policies are summarized below.

   (A) Basis of Financial Statement Presentation--The Consolidated Financial Statements include the accounts of the Corporation, the Bank, and Somerset. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, assumptions used to value the loan servicing assets, and the determination of the valuation allowance for deferred taxes.

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

   All share and per share data has been restated to reflect the five-for-four stock split declared on January 16, 2002.

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

   Securities classified as available for sale are stated at fair value, based on quoted market prices, with unrealized holding gains and losses excluded from earnings and reported net of related income taxes as a separate component of shareholders' equity until realized. A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. The Corporation has no assets classified as trading.

   Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as available for sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

   (C) Federal Home Loan Bank and Federal Reserve Bank Stock--As members of the Federal Home Loan Bank System and the Federal Reserve Bank System ("FRB"), the Bank is required to own shares of capital stock in the Federal Home Loan Bank of Indianapolis ("FHLB") and the FRB. FHLB and FRB stock are carried at their cost of $100 and $50 par values per share since they are restricted investment securities. Investment in FHLB stock was $21,591,000 at December 31, 2001 and 2000. The Bank's investment in FRB stock was $900,000 at December 31, 2001. The Bank purchased this stock upon approval of its charter conversion in 2001.

   (D) Loans--Loans originated for portfolio are recorded at cost, with any discount or premium amortized to maturity using the level-yield method. Loans are placed on non-accrual status when payments of principal or interest become 91 days or more past due or earlier when an analysis of a borrower's creditworthiness indicates that payments could become past due, unless the loan is in process of collection and secured. Interest income on such loans is recognized only to the extent that cash is received and where future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the opinion of management, the loans are estimated to be fully collectible.

   (E) Home Equity and Mortgage Loan Origination Activities--In general, the Bank originates selected fixed-rate home equity loans and fixed-rate residential mortgage loans for sale in the secondary market. Adjustable-rate residential mortgage and other home equity loans are originated primarily for investment purposes, with the intention of holding them to maturity. In certain instances, adjustable-rate mortgage loans originated are identified as held for sale. This action is taken primarily to effectively manage the total interest rate risk levels of the Bank's asset/liability structure.

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

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

   Loan servicing rights are periodically evaluated for impairment by stratifying them based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), investor type (FHLMC, GNMA, private), term, note rate, lien position, and year of origination. Impairment represents the excess of cost of an individual loan servicing rights stratum over its estimated fair value and is recognized through a valuation allowance.

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

   (H) Other Real Estate Owned--Other real estate owned ("OREO") is generally acquired by deed in lieu of foreclosure and is initially recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, OREO is carried at the lower of cost or fair value, less costs to sell. A review of OREO properties occurs in conjunction with the review of the loan portfolios. As of December 31, 2001 and 2000, the balance of OREO included in other assets was $6,992,000 and $2,593,000.

   (I) Allowance for Loan Losses--An allowance has been established for loan losses. The provision for loan losses charged to operations is based on management's judgment of current economic conditions and the credit risk of the loan portfolio. Management believes that this allowance is adequate for the losses inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance and may require the Corporation to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

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

   (K) Earnings Per Share--Basic earnings per share for 2001, 2000, and 1999 were computed by dividing net earnings by the weighted average shares of common stock outstanding (15,569,956, 15,716,234, and 15,722,681). Diluted earnings per share for 2001, 2000, and 1999 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (15,998,976, 15,997,179, and 16,049,598). Dilution of the per-share calculation relates to stock options.

   (L) Premises and Equipment--Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the various classes of assets.

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

   (M) Cash and Cash Equivalents--For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks, and federal funds sold. Generally, federal funds are sold for one-day periods. All cash and cash equivalents mature within 90 days.

   (N) Reclassification--Certain amounts in the 2000 and 1999 Consolidated Financial Statements have been reclassified to conform to the current year presentation.

   (O) Comprehensive Income--Comprehensive income is the total of net income and all non-owner changes in shareholders' equity.

   (P) Derivatives--Effective January 1, 2001, the Corporation adopted the provisions of the Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Since the Corporation does not hold any derivative instruments that are subject to the requirements of FASB Statement No. 133, the adoption had no impact on the financial condition or results of operations of the Corporation.

   (Q) Transfers and Servicing of Financial Assets--Effective April 1, 2001, the Corporation adopted the provisions of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125)." The statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of Statement No. 125 without reconsideration. The adoption of the standard had no impact on the financial condition or results of operations of the Corporation.

   (R) Recent Accounting Pronouncements--In July 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, "Business Combinations," and FASB Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

   The provisions of Statement No. 141 were required to be adopted immediately, and Statement No. 142 was effective January 1, 2002. Furthermore, any goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, but before Statement No. 142 is adopted in full, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature prior to the adoption of Statement No. 142.

   Statement No. 141 requires upon adoption of Statement No. 142 that the Corporation evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Corporation will be required to reassess the useful lives

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Corporation will be required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

   In connection with the Statement's transitional goodwill impairment evaluation, Statement No. 142 requires the Corporation to perform an assessment whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Corporation must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Corporation will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds fair value, an indication exists that the reporting unit goodwill may be impaired and the Corporation must perform the second step of the transitional impairment test. In the second step, the Corporation must compare the implied fair value of the reporting unit to the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement No. 141. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Corporation's statement of earnings.

   As of the date of adoption of Statement No. 142, the Corporation has unamortized goodwill in the amount of $13,045,000, which will be subject to the transition provisions of Statement No. 141 and Statement No. 142. Amortization expense related to goodwill was $920,000 and $279,000 for the years ended December 31, 2001 and 2000, respectively. Although the Corporation has not completed its assessment of the impact of adopting Statement No. 141 and Statement No. 142, it is not expected that the adoption of these statements will have a material impact on the Corporation's financial statements.

(2) Business Combination

   On September 29, 2000, First Indiana acquired The Somerset Group, Inc. ("Somerset Group") by merger. Somerset Group, based in Indianapolis, Indiana, was a comprehensive financial services company offering a full array of tax planning, consulting, accounting, wealth management, investment advisory services, and investment and insurance products to the general public. Somerset Group owned 22 percent of the outstanding common stock of First Indiana prior to the acquisition. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the financial results of Somerset have been included in First Indiana's consolidated financial statements from the September 29, 2000 acquisition date. The purchase price of $67,213,000 included the cancellation of 3,448,084 of First Indiana's common shares held by Somerset Group with a value of $48,963,000. Somerset Group's common shares were exchanged for a combination of 3,224,539 First Indiana common shares and $17,228,000 in cash. The excess of purchase price over the fair value of the net identifiable assets acquired of $12,358,000 has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

(3) Securities Available for Sale

   The amortized cost and estimated fair value of securities available for sale and the related unrealized gains and losses were as follows:

                                               December 31, 2001
                                    ---------------------------------------
                                               Gross Unrealized
                                    Amortized  ----------------  Fair Value
                                      Cost      Gains    Losses (Book Value)
     (Dollars in Thousands)         ---------   ------   ------ ------------
     U.S. Government Agencies...... $105,002   $5,553     $ --    $110,555
     Mortgage-Backed Securities
        FHLMC......................   21,443      722       --      22,165
        FNMA.......................   11,945      454       --      12,399
        Participation Certificates.        5       --       --           5
     Other Asset-Backed Securities.      210       --       --         210
     Corporate Debt Securities.....    2,507       22       --       2,529
                                    --------    ------    ----    --------
            Total.................. $141,112   $6,751     $ --    $147,863
                                    ========    ======    ====    ========

                                               December 31, 2000
                                    ---------------------------------------
                                               Gross Unrealized
                                    Amortized  ----------------  Fair Value
                                      Cost      Gains    Losses (Book Value)
     (Dollars in Thousands)         ---------   ------   ------ ------------
     U.S. Government Agencies...... $104,019   $2,470     $ --    $106,489
     Mortgage-Backed Securities
        FHLMC......................   31,917      395       --      32,312
        FNMA.......................   16,601      262       --      16,863
        Participation Certificates.        5        1       --           6
     Other Asset-Backed Securities.      445       --       --         445
     Corporate Debt Securities.....    2,550       44       --       2,594
     Other Debt Securities.........       75       --       --          75
                                    --------    ------    ----    --------
            Total.................. $155,612   $3,172     $ --    $158,784
                                    ========    ======    ====    ========

   The maturity distribution of debt securities is shown below. The distribution of mortgage-backed securities and collateralized mortgage obligations is based on average expected maturities. Actual maturities might differ because issuers may have the right to call or prepay obligations.

                                                   December 31, 2001
                                               -------------------------
                                               Amortized Cost Fair Value
        (Dollars in Thousands)                 -------------- ----------
        Due in one year or less...............    $ 12,447     $ 12,876
        Due after one year through five years.     104,499      109,944
        Due after five years through ten years       9,983       10,386
        Due after ten years...................      14,183       14,657
                                                  --------     --------
               Total..........................    $141,112     $147,863
                                                  ========     ========

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

   Realized gains and losses related to securities available for sale for each of the three years ended December 31 were as follows:

                                         2001 2000    1999
                  (Dollars in Thousands) ---- -----  -------
                    Realized Gains...... $543 $  84  $   218
                    Realized Losses.....   --  (252)  (3,233)
                                         ---- -----  -------
                    Net Gains (Losses).. $543 $(168) $(3,015)
                                         ==== =====  =======

   Securities totaling $108,389,000 served as collateral for repurchase agreements on December 31, 2001.

(4) Loans

   The composition of loans is summarized as follows:

                                                   December 31
                                              ---------------------
                                                 2001       2000
             (Dollars in Thousands)           ---------- ----------
             Business Loans.................. $  512,738 $  312,757
             Consumer Loans
                Home Equity Loans............    664,692    737,370
                Other Consumer Loans.........     10,419     10,920
             Residential Mortgage Loans......    292,503    466,125
             Single-Family Construction Loans    224,926    207,569
             Commercial Real Estate Loans....     51,208     49,734
                                              ---------- ----------
                                              $1,756,486 $1,784,475
                                              ========== ==========

   Loans are net of deferred costs and net unearned discounts of $9,013,000 and $10,726,000 at December 31, 2001 and 2000.

   The weighted average yield on loans was 6.88 percent and 8.97 percent at December 31, 2001 and 2000. Consumer loans serviced for others amounted to $387,068,000 and $368,783,000 at December 31, 2001 and 2000. Residential loans serviced for others amounted to $446,268,000 and $611,227,000 at December 31, 2001 and 2000. The decrease in residential loan servicing is consistent with the Bank's strategy to de-emphasize the residential mortgage business. Another factor in the decrease is the increase in loan prepayments due to the current interest rate environment. During 2000, the Bank sold $216,227,000 in out-of-market loan servicing at a gain of $1,251,000. During 1999, the Bank sold $148,000,000 in out-of-market loan servicing at a gain of $905,000.

   In connection with the Bank's efforts to establish a secondary market for its home equity loan originations, $275,698,000, $270,191,000, and $297,052,000 in fixed-rate loans were sold in 2001, 2000, and 1999. In addition, at December 31, 2001 and 2000, the Bank had classified $34,756,000 and $48,882,000 of home equity loans as held for sale and $108,000 and $331,000 of residential mortgage loans as held for sale.

   As of December 31, 2001 and 2000, the balance of capitalized loan servicing rights included in other assets was $9,819,000 and $8,249,000, with an estimated fair value of $11,491,000 and $13,795,000. The amounts capitalized in 2001, 2000, and 1999 were $4,164,000, $3,280,000, and $6,040,000, and the amounts amortized to loan servicing income were $2,594,000, $2,147,000, and $1,919,000.

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

   During 2001, 2000, and 1999, the Bank transferred $14,450,000, $8,776,000, and $9,542,000 from loans to other real estate owned.

   The geographic distribution of loans at December 31, 2001, is presented below:


                           Location          Percent
                           --------          -------
                           Indiana..........    51%
                           Contiguous States     8
                           North Carolina...    10
                           Florida..........     9
                           Arizona..........     6
                           Oregon...........     3
                           Other............    13
                                               ---
                                  Total.....   100%
                                               ===

   Loans exceeding $1,000,000 are considered impaired when it is probable that all principal and interest amounts due will not be collected in accordance with the loan's contractual terms. Impairment is recognized to the extent that the recorded investment of an impaired loan exceeds its value. A loan's value is based on the loan's underlying collateral value or the calculated present value of projected cash flows discounted at the contractual interest rate. For collateral dependent loans, the loan's value is based on the current value of the underlying collateral securing the loan less estimated disposition costs, and the amount of impairment is charged off. All other loans are grouped by loan type and collectively evaluated for impairment.

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

   Information relating to the Bank's impaired loans is outlined in the tables below:

                                                           December 31
                                                          -------------
                                                           2001   2000
        (Dollars in Thousands)                            ------ ------
        Impaired Loans with Related Specific Allowance... $   -- $5,637
        Impaired Loans with No Related Specific Allowance  9,029  1,481
                                                          ------ ------
           Total Impaired Loans.......................... $9,029 $7,118
                                                          ====== ======

        Specific Allowance on Impaired Loans............. $   -- $1,704

                                                           Years Ended
                                                           December 31
                                                          -------------
                                                           2001   2000
                                                          ------ ------
        Average Balance of Impaired Loans................ $6,035 $1,646
        Interest Income Recognized on Impaired Loans.....    640    688

   Non-accrual loans totaled $36,499,000 on December 31, 2001 and $21,710,000 on December 31, 2000.

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

(5) Allowance for Loan Losses

   A summary of activity in the allowance for loan losses for the three years ended December 31, 2001 follows:

                                           2001     2000     1999
            (Dollars in Thousands)       --------  -------  -------
            Balance at Beginning of Year $ 33,578  $28,759  $25,700
            Charge-Offs.................  (12,771)  (5,944)  (7,571)
            Recoveries..................    1,100    1,007    1,220
                                         --------  -------  -------
            Net Charge-Offs.............  (11,671)  (4,937)  (6,351)
            Provision for Loan Losses...   15,228    9,756    9,410
                                         --------  -------  -------
            Balance at End of Year...... $ 37,135  $33,578  $28,759
                                         ========  =======  =======

(6) Premises and Equipment

                                               December 31
                                           ------------------
                                             2001      2000
                  (Dollars in Thousands)   --------  --------
                  Land.................... $  4,728  $  4,858
                  Building................    9,306     6,427
                  Leasehold Improvements..    1,617     1,571
                  Furniture and Equipment.   26,300    25,067
                  Accumulated Depreciation  (21,364)  (18,711)
                                           --------  --------
                                           $ 20,587  $ 19,212
                                           ========  ========

(7) Interest-Bearing Deposits

                                                        December 31
                                                   ---------------------
                                                      2001       2000
       (Dollars in Thousands)                      ---------- ----------
       Interest-Bearing Demand.................... $  140,175 $  115,651
       Savings....................................    447,832    375,331
       Certificates of Deposit Under $100,000.....    352,766    401,721
       Certificates of Deposit $100,000 or Greater    273,682    383,444
                                                   ---------- ----------
                                                   $1,214,455 $1,276,147
                                                   ========== ==========

   Following is a table of maturities for certificates of deposit outstanding at December 31, 2001.

                                                Amount
                        (Dollars in Thousands) --------
                                 2002......... $419,394
                                 2003.........  121,981
                                 2004.........   61,569
                                 2005.........   18,095
                                 2006.........    5,409
                                               --------
                                               $626,448
                                               ========

   Cash paid during the year for interest on deposits, advances, and other borrowed money was $86,027,000, $93,895,000, and $72,616,000 for 2001, 2000,
and 1999, respectively.

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

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

   Following is a summary of short-term borrowings for each of the three years ended December 31:

                                               2001      2000     1999
       (Dollars in Thousands)                --------  --------  -------
       Balance at Year-End.................. $121,082  $117,725  $98,754
       Average During the Year..............  112,991   107,849   56,348
       Maximum Month-End Balance............  132,740   120,816   98,754
       Weighted Average Rate During the Year     3.81%     5.92%    4.96%
       Weighted Average Rate at Year-End....     1.77      6.09     5.35

   At December 31, 2001, the Bank had $59,000,000 in unused lines of credit available from local financial institutions for borrowing federal funds. There are no fees associated with these lines. In addition, at December 31, 2001, the Corporation had a $10,000,000 unused revolving line of credit on which it paid $13,000 in fees in 2001.

(9) Federal Home Loan Bank Advances

   Each Federal Home Loan Bank is authorized to make advances to its member institutions, subject to their regulations and limitations. Scheduled principal repayments of FHLB advances outstanding at December 31, 2001, were:

                                                Amount
                        (Dollars in Thousands) --------
                              2002............ $105,000
                              2003............   75,000
                              2004............   25,000
                              2005............   50,650
                              2006............      211
                              Thereafter......   40,786
                                               --------
                                               $296,647
                                               ========

   FHLB advances outstanding at December 31, 2001 mature from February 2002 through May 2019. Of the $296,647,000 in advances, the FHLB has the option to require the Bank to repay $110,000,000 at certain designated dates. The advances bear fixed or floating rates ranging from 1.99 percent to 8.57 percent. The weighted average interest rate at December 31, 2001 and 2000, was
5.28 percent and 6.32 percent. The FHLB advances are collateralized with FHLB stock and other qualifying assets. As of December 31, 2001 and 2000, the Bank's FHLB advances were backed by sufficient collateral. Additionally, the Bank maintains an unused $10,000,000 line of credit with the FHLB.

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

(10) Income Taxes

   Income tax expense attributable to earnings before income taxes consists of:

                                          Current Deferred  Total
             (Dollars in Thousands)       ------- -------- -------
             Year Ended December 31, 2001
             Federal..................... $12,839 $(1,582) $11,257
             State and Local.............   1,606    (589)   1,017
                                          ------- -------  -------
                                          $14,445 $(2,171) $12,274
                                          ======= =======  =======
             Year Ended December 31, 2000
             Federal..................... $15,381 $(2,795) $12,586
             State and Local.............   2,499      20    2,519
                                          ------- -------  -------
                                          $17,880 $(2,775) $15,105
                                          ======= =======  =======
             Year Ended December 31, 1999
             Federal..................... $10,371 $   353  $10,724
             State and Local.............   2,160     436    2,596
                                          ------- -------  -------
                                          $12,531 $   789  $13,320
                                          ======= =======  =======

   The effective income tax rate differs from the statutory federal corporate tax rate as follows:

                                              Years Ended December 31
                                              ----------------------
                                               2001      2000   1999
                                              ----      ----   ----
              Statutory Rate................. 35.0%     35.0%  35.0%
                 State Income Taxes..........  2.2       4.1    4.2
                 Goodwill....................  0.9       0.2     --
                 Negative Goodwill...........   --      (1.6)  (1.8)
                 Non-Taxable Interest Income.   --      (0.1)  (0.1)
                 Other....................... (0.1)      0.2   (0.4)
                                               ----      ----   ----
              Effective Rate................. 38.0%     37.8%  36.9%
                                               ====      ====   ====

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

   Deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. The tax effects of temporary differences that give rise to significant portions of net deferred tax assets included in other assets are presented below:

                                                   2001    2000
              (Dollars in Thousands)              ------- -------
              Deferred Tax Assets
                 Allowance for Loan Losses....... $14,485 $12,922
                 Pension and Retirement Benefits.   3,699   3,354
                 Interest Credited...............     997     579
                 Premises and Equipment..........     697     565
                 Accrued Compensation............     529     337
                 Other...........................   1,346   1,462
                                                  ------- -------
                                                   21,753  19,219
                                                  ------- -------
              Deferred Tax Liabilities
                 Loan Servicing Rights...........   3,827   3,079
                 FHLB Stock Dividends............     548     540
                 Net Deferred Loan Fees..........   4,705   4,950
                 Unrealized Gain on Investments..   2,667   1,126
                 Other...........................      35     182
                                                  ------- -------
                                                   11,782   9,877
                                                  ------- -------
              Net Deferred Tax Assets............ $ 9,971 $ 9,342
                                                  ======= =======

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

   Cash paid during the year for income taxes was $13,725,000, $15,619,000, and $14,869,000 for 2001, 2000, and 1999, respectively.

(11) Shareholders' Equity, Regulatory Capital, and Dividend Restrictions

   In April 1999, the Corporation's Board of Directors authorized the repurchase from time to time of up to $10,000,000 of the Corporation's outstanding common stock. At December 31, 2001, $9,956,000 of outstanding common stock had been repurchased under this authorization. In November 2001, the Corporation's Board of

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

Directors authorized the repurchase of an additional $5,000,000 in the Corporation's outstanding common stock. No repurchases have been made under this authorization.

   The Corporation has a shareholder rights agreement, whereby each common shareholder is entitled to one preferred stock right for each share of common stock owned. The rights "flip in" upon the acquisition of 20 percent of the Corporation's outstanding common stock in a takeover attempt, and offer current shareholders a measure of protection for their investment in First Indiana.

   On January 16, 2002, the Corporation declared a five-for-four stock split. All share and per-share amounts have been adjusted to reflect this stock split.

   First Indiana Corporation is subject to capital requirements and guidelines imposed on holding companies by the Federal Reserve Board. First Indiana Bank is subject to capital requirements and guidelines imposed on national banks by the Office of the Comptroller of the Currency ("OCC"). The Corporation and the Bank are required by their respective regulators to maintain minimum capital ratios. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Corporation's or the Bank's financial statements.

   Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Indiana and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. First Indiana's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require First Indiana and the Bank to maintain minimum amounts and ratios (set forth in the table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).

   The Federal Deposit Insurance Corporation Improvement Act of 1999 ("FDICIA") established ratios and guidelines for banks to be considered "well-capitalized." The Bank exceeds the capital levels set by FDICIA to be considered well-capitalized. However, the OCC has not notified management of its categorization of the Bank's regulatory capital under this regulation. The following table shows the Corporation's and the Bank's compliance with all capital requirements at December 31, 2001.

                                                              December 31, 2001
                                              ------------------------------------------------
                                                                  Minimum           To be
                                                  Actual      Capital Adequacy Well-Capitalized
                                              --------------  ---------------  ---------------
                                               Amount  Ratio   Amount    Ratio  Amount   Ratio
(Dollars in Thousands)                        -------- -----  --------   ----- --------  -----
Leverage (Tier One Capital to Average Assets)
   First Indiana Corporation................. $191,903  9.18% $ 83,645   4.00%      N/A    N/A
   First Indiana Bank........................  177,371  8.51    83,324   4.00  $104,155   5.00%
Tier One Capital to Risk-Weighted Assets
   First Indiana Corporation................. $191,903 10.61% $ 72,332   4.00%      N/A    N/A
   First Indiana Bank........................  177,371  9.84    72,138   4.00  $108,206   6.00%
Total Capital to Risk-Weighted Assets
   First Indiana Corporation................. $214,672 11.87% $144,664   8.00%      N/A    N/A
   First Indiana Bank........................  200,094 11.10   144,275   8.00  $180,344  10.00%

   Prior to its conversion to a national bank on August 1, 2001, the Bank was subject to capital requirements and guidelines imposed on thrifts by the Office of Thrift Supervision ("OTS"). The following table shows the Bank's capital levels and compliance with all regulatory requirements at December 31, 2000. The Bank was

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES classified as "well-capitalized" under the OTS regulatory framework for prompt corrective action, its highest classification. Data is presented only for the Bank as of December 31, 2000 because the Corporation was not subject to regulatory capital requirements prior to its conversion to a bank holding company in 2001.

                                              December 31, 2000
                              ------------------------------------------------
                                                  Minimum           To be
                                  Actual      Capital Adequacy Well-Capitalized
                              --------------  ---------------  ---------------
                               Amount  Ratio   Amount    Ratio  Amount   Ratio
  (Dollars in Thousands)      -------- -----  --------   ----- --------  -----
  Tangible Capital........... $173,075  8.38% $ 30,992   1.50%      N/A    N/A
  Core (Tier One) Capital....  173,075  8.38    82,646   4.00  $103,308   5.00%
  Tier One Risk-Based Capital  173,075 10.08       N/A    N/A   103,024   6.00
  Total Risk-Based Capital...  193,079 11.24   137,365   8.00   171,706  10.00

   The Corporation is not subject to any regulatory restrictions on the payment of dividends to its shareholders. However applicable laws and regulations limit the amount of dividends the Bank may pay. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Bank Act) plus retained net profits for the preceding two years. At January 1, 2002, the Bank could have paid dividends to the Corporation of approximately $20,849,000 without prior regulatory approval. Future dividends will be dependent on the level of earnings and capital and liquidity considerations of the Bank.

(12) Commitments and Contingencies

   At December 31, 2001 and 2000, the Bank had the following outstanding commitments to fund loans:

                                                     December 31
                                                  -----------------
                                                    2001     2000
             (Dollars in Thousands)               -------- --------
             Commitments to Fund:
                Business Loans................... $237,955 $ 46,800
                Consumer Loans
                    Home Equity Loans............  171,709  158,740
                    Other........................    4,450       --
                Residential Mortgage Loans.......      754    3,482
                Single-Family Construction Loans.  147,539  149,964
                Commercial Real Estate Loans.....   10,127    3,550
                                                  -------- --------
                                                  $572,534 $362,536
                                                  ======== ========

   Of the commitments to fund loans at December 31, 2001, nearly all are commitments to fund variable-rate products.

   At December 31, 2001, the Bank had approximately $38,471,000 in commitments to repurchase convertible adjustable-rate mortgage loans from third-party investors. If the borrower under any of these loans elects to convert the loan to a fixed-rate loan, the investor has the option to require the Bank to repurchase the loan. If the investor exercises this option, the Bank sets a purchase price for the loan which equals its market value, and immediately sells the loan in the secondary market. Thus, the Bank incurs minimal interest rate risk upon repurchase because of the immediate resale.

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

   The Bank issues standby letters of credit on behalf of its commercial loan customers in exchange for a fee. At December 31, 2001, outstanding letters of credit totaled $36,818,000. Letters of credit issued to enhance the bond rating of economic development bonds totaled $5,249,000. Should these letters be submitted for payment, the Bank's collateral policy requires the assignment of the underlying commercial real estate. To ensure the completion of infrastructure improvements (sewers, streets, sidewalks, underground utilities, etc.), the Bank had outstanding $1,560,000 of completion letters of credit. These letters were issued to municipal authorities and utility companies on behalf of the Bank's commercial real estate borrowers. The standby and completion letters of credit are collateralized by all assets of the borrower. Evaluation of the credit risk associated with these letters of credit is part of the Bank's commercial loan review procedures.

   Rental Obligations--Obligations under non-cancelable operating leases for office space at December 31, 2001, require minimum future payments of $2,649,000 in 2002, $2,298,000 in 2003, $2,118,000 in 2004, $2,054,000 in 2005,
$1,995,000 in 2006, and $9,462,000 thereafter. Minimum future payments have not been reduced by minimum sublease rental income of $182,000 receivable in the future non-cancelable subleases. Rental expense on office buildings was $2,384,000, $1,770,000, and $1,736,000 for 2001, 2000, and 1999.

   Other Contingencies--Other lawsuits and claims are pending in the ordinary course of business on behalf of and against First Indiana. In the opinion of management, adequate provision has been made for these items in the Consolidated Financial Statements.

(13) Employee Benefit Plans

   Retirement Plans--First Indiana is a participant in the Financial Institutions Retirement Fund ("FIRF"). This is a multi-employer defined benefit pension plan; separate actuarial valuations are not made with respect to each participating employer. Employees of Somerset are excluded from participation in this plan. According to FIRF administrators, the market value of the fund's assets exceeded the value of vested benefits in the aggregate as of June 30, 2001, the date of the latest actuarial valuation. First Indiana's pension expense under this plan was $15,000, $16,000, and $16,000 for 2001, 2000, and
1999.

   First Indiana has voluntary savings plans for eligible employees which qualify under Section 401(k) of the Internal Revenue Code. The Corporation has one such plan for its employees and the employees of its subsidiaries other than Somerset. Somerset has one such plan for its employees. Employees can participate by designating a portion of their compensation to be contributed to the plan. Their employers in turn match the first six percent of the employee contribution at rates ranging from $0.25 to $0.50 for every $1.00 in employee contributions. The Corporation's expenses under both plans for matching contributions in 2001, 2000, and 1999 were $463,000, $248,000, and $233,000. In addition, Somerset made discretionary contributions to its plan for the calendar years 2001 and 2000 of $185,000 and $203,000 (equal to three percent of each participant's compensation up to $170,000).

   Additionally, the Bank maintains non-qualified retirement plans for the advisory directors of its Mooresville and Rushville divisions. The Corporation and the Bank maintain supplemental pension benefit plans covering certain of their senior officers and certain senior officers of the Bank's Mooresville and Rushville divisions. These supplemental benefit plans provide benefits for their participants that normally would be paid under FIRF but are precluded from being so paid by limitations under the Internal Revenue Code. In the case of some participants, benefits are provided in excess of those that normally would be paid under FIRF. Net periodic pension expenses for the foregoing non-qualified retirement plans and supplemental benefit plans were $863,000, $756,000, and $809,000 in 2001, 2000, and 1999. In determining these expenses, the unrecognized net transition obligation in respect of acquired institutions is being amortized over 15 years. The projected benefit obligations

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES were determined using an assumed discount rate of 7.00 percent and 7.50 percent at December 31, 2001 and 2000. The assumed long-term salary increases were 5.00 percent at December 31, 2001 and 2000, compounded annually. The funded status of these non-qualified retirement plans and supplemental benefit plans and the amounts relating thereto reflected in the accompanying consolidated balance sheets are as follows:

                                                        December 31
                                                      ---------------
                                                       2001     2000
          (Dollars in Thousands)                      -------  ------
          Projected Benefit Obligation............... $ 9,434  $8,494
          Fair Value of Plan Assets..................      --      --
                                                      -------  ------
          Excess of Projected Benefit Obligation Over
           Fair Value of Plan Assets.................   9,434   8,494
          Unrecognized Net Transition Obligation.....    (134)   (146)
          Unrecognized Loss..........................  (1,052)   (763)
                                                      -------  ------
          Accrued Pension Cost....................... $ 8,248  $7,585
                                                      =======  ======

   Post-Retirement Benefits Other Than Pension--The projected benefit obligation for post-retirement medical, dental, and life insurance programs for Board members and certain officers of acquired institutions was $842,000 and $697,000, and the accrued liability under such programs was $1,175,000 and $1,149,000 at December 31, 2001 and 2000. Expenses under the programs were $26,000, $29,000, and $29,000 in 2001, 2000, and 1999, respectively. The accumulated post-retirement benefit obligation was determined using an assumed discount rate of 7.00 percent and 7.50 percent at December 31, 2001 and 2000. The assumed long-term salary increase was 5.00 percent for 2001 and 2000. The assumed health care cost trend rates used were 5.50 percent for 2000 and later years.

   Assumed health care cost trend rates affect amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                           One Percentage Point
                                                           -------------------
                                                           Increase    Decrease
   (Dollars in Thousands)                                  --------    --------
   Effect on total of service and interest cost components   $ 5         $ (5)
   Effect on post-retirement benefit obligation...........    59          (54)

   Stock-Based Compensation--First Indiana has seven stock-based compensation plans, which are described below. First Indiana applies Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized in respect of stock option grants under the plans, except for deferred compensation expense in connection with certain Somerset options that is being amortized over the life of the respective options. The compensation cost charged against income for performance-based restricted stock grants under the plans was $615,000, $480,000, and $523,000, in 2001, 2000, and
1999. The compensation cost charged against income for the Employees' Stock Purchase Plans was $261,000, $252,000, and $377,000 in 2001, 2000, and 1999.

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

   If compensation cost in respect of options had been determined based on the fair value of the option at the grant date consistent with the method of Statement of Financial Accounting Standard No. 123, First Indiana's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. The effects of applying FASB Statement No. 123 in this pro forma disclosure are not indicative of future amounts.

                                                    2001    2000    1999
     (Dollars in Thousands, Except Per Share Data) ------- ------- -------
              Net Earnings
                 As Reported...................... $20,009 $24,817 $22,733
                 Pro Forma........................  19,187  24,595  22,578
              Basic Earnings Per Share
                 As Reported...................... $  1.29 $  1.58 $  1.45
                 Pro Forma........................    1.23    1.57    1.44
              Diluted Earnings Per Share
                 As Reported...................... $  1.25 $  1.55 $  1.42
                 Pro Forma........................    1.20    1.54    1.41

   The fair value of each option at the date of grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999: dividend yield of 3.0 percent for all years; expected volatility of 41 percent for 2001, 35 percent for 2000, and 32 percent for 1999; weighted average risk-free interest rates of
5.11 percent, 6.73 percent, and 5.22 percent, respectively; and expected lives of seven years for all years.

   Fixed Stock Option Plans--First Indiana has four stock option plans classified in whole or in part as fixed. These include: the 1991 Stock Option and Incentive Plan, the 1992 Directors' Stock Option Plan, and the 1998 Stock Incentive Plan. Under the 1991 Plan, First Indiana is authorized to grant options to its employees for up to 703,125 shares of common stock. Under the 1998 Plan, First Indiana is authorized to grant options to its employees, directors, and consultants for up to 787,500 shares of common stock. Under the 1992 Plan, First Indiana is authorized to grant options to its outside directors (i.e., directors who are not employees of the Corporation or any subsidiary) up to 328,121 shares of common stock. In the case of all options heretofore granted under the Plans, the exercise price of each option has been the market price of the Corporation's stock on the date of grant or higher, the option's maximum term has been five years or ten years, and each option has vested fully at the end of a period ranging from one to five years from the date of grant. The 1998 Plan authorized the issuance of stock options for an exercise price which is less than the market value of the option stock on the date of grant. The fourth such stock option plan, the 1992 Stock Option Plan, was adopted upon completion of the mergers resulting in the Rushville and Mooresville divisions. This plan allows grants for up to 214,886 shares of common stock. Under all four stock option plans, optionees may elect to fund their option exercises with stock they currently own. In that event, the Corporation either cancels the stock certificates received from the optionee in the stock swap transaction or issues a new certificate for the net number of additional shares. In addition to the options outstanding at December 31, 2001, 326,288 shares of common stock were available for future grants or awards under the plans.

   As part of the merger with Somerset Group, First Indiana assumed three additional stock option plans. Only the options outstanding under these plans were converted to options to acquire First Indiana Corporation common stock. No additional options may be issued under these plans.

   Somerset Group's 1991 and 1998 Stock Incentive Plans provided for granting of qualified and non-qualified stock options to officers and other key employees at the quoted market value of First Indiana's common stock on the date of the grant. The two plans are essentially identical. Qualified options are exercisable during either a period of two to five years or a period of three to five years after the date of the grant, and expire five years from the date of the grant. Non-qualified options are exercisable during a period of six months to ten years after the date of the grant and expire ten years from the date of the grant.

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

   Somerset Group's 1991 Director Stock Option Plan provided for the granting of stock options to non-employee directors of Somerset Group. Grants issued were non-qualified stock options, which do not afford favorable tax treatment to recipients and which normally result in tax deductions to First Indiana. On the merger date, Somerset Group's Board of Directors was dissolved. This plan expired on March 29, 2001 with no options outstanding.

   The following table summarizes information about stock options outstanding at December 31, 2001:

                                     Options Outstanding                    Options Exercisable
                         -------------------------------------------- -------------------------------
                                          Weighted
                         Outstanding at  Remaining       Weighted     Exercisable at     Weighted
                          December 31,  Contractual  Average Exercise  December 31,  Average Exercise
Range of Exercise Prices      2001      Life (Years)      Price            2001           Price
------------------------ -------------- ------------ ---------------- -------------- ----------------
      $0.00-$5.00              4,683        0.16          $ 4.70           4,683          $ 4.70
      5.01-10.00             210,363        1.57            6.38         210,363            6.38
     10.01-15.00             459,777        4.18           13.21         267,998           12.70
     15.01-20.00             568,114        7.76           17.90         217,544           17.56
     20.01-22.30              34,538        6.53           21.27          32,163           21.33
                           ---------                                     -------
      0.00-22.30           1,277,475        5.39           14.36         732,751           12.66
                           =========                                     =======

   A summary of the status of First Indiana's fixed stock option plans as of December 31, 2001, 2000, and 1999, and changes during the years then ended is presented below.

                                          2001                 2000                1999
                                  -------------------- -------------------- -------------------
                                              Weighted             Weighted            Weighted
                                              Average              Average             Average
                                              Exercise             Exercise            Exercise
                                    Shares     Price     Shares     Price    Shares     Price
                                  ----------  -------- ----------  -------- ---------  --------
Outstanding at Beginning of Year.  1,234,751   $12.48     822,609   $10.74    827,373   $ 9.25
Granted..........................    289,283    18.71     181,782    15.83    126,845    15.18
Somerset Replacement Options.....         --       --     378,875    13.14         --       --
Exercised........................   (197,043)    8.56    (118,259)    6.61   (127,684)    5.34
Surrendered......................    (49,516)   15.91     (30,256)   16.70     (3,925)   16.35
                                  ----------           ----------           ---------
Outstanding at End of Year.......  1,277,475    14.36   1,234,751    12.48    822,609    10.74
                                  ==========           ==========           =========
Options Exercisable at Year-End..    732,751              798,189             692,096
                                  ==========           ==========           =========
Weighted Average Fair Value of
  Options Granted During the Year $     6.83           $     7.72           $    4.54
                                  ==========           ==========           =========

   Performance-Based Stock Plans--Under the 1991 and 1998 Stock Option and Incentive Plans, First Indiana may award restricted stock to executive officers. In addition, the 1998 Plan provides for unrestricted awards and awards to other employees, directors, and consultants. On January 23,1997, First Indiana awarded 54,375 shares of restricted stock among three executive officers. On April 15, 1998, First Indiana awarded 7,500 shares of restricted stock to an executive officer. The restrictions on these awarded shares ended in January 2000 upon the achievement of specified performance objectives. On January 20, 2000, First Indiana awarded 45,000 shares of restricted stock among three executive officers. On April 1, 2001, First Indiana awarded 1,009 shares of restricted stock to an officer. All of these shares are subject to forfeiture in the event certain specified performance objectives are not met by December 31, 2002 and March 31, 2006, respectively. First Indiana expensed $615,000, $480,000, and $523,000 in 2001, 2000, and 1999, respectively, in connection with these awards.

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

   Employees' Stock Purchase Plans--Under the Corporation's Employees' Stock Purchase Plans, all full-time employees and directors are eligible to participate after six months' employment. Approximately 46 percent of eligible employees participated in the plan in 2001. Under the terms of the Plans, employees and directors can choose to have up to 10 percent of their annual base earnings or director's fees withheld to purchase the Corporation's common stock. The Corporation matches the employee contribution at rates ranging from 25 percent to 50 percent according to the criteria specified within the plan. The contributions are then paid to a trustee, who purchases the Corporation's stock each month at the then prevailing market price. First Indiana's matching contributions were $261,000, $252,000, and $377,000 for the years ended 2001, 2000, and 1999, respectively.

(14) Parent Company Only Statements


                                                                 December 31
                                                              -----------------
Condensed Balance Sheets                                        2001     2000
(Dollars in Thousands)                                        -------- --------
Assets
   Certificate of Deposit and Checking Account with the Bank. $    501 $    501
   Due from (to) Bank........................................    5,711     (152)
   Investment in the Bank....................................  183,615  177,389
   Investment in Somerset Financial Services.................   11,159   10,797
   Goodwill..................................................    4,795    5,133
   Other Assets..............................................    3,609    5,574
                                                              -------- --------
       Total Assets.......................................... $209,390 $199,242
                                                              ======== ========
Liabilities.................................................. $    359 $    430
Shareholders' Equity.........................................  209,031  198,812
                                                              -------- --------
       Total Liabilities and Shareholders' Equity............ $209,390 $199,242
                                                              ======== ========

                                                                            Years Ended December 31
                                                                           -------------------------
Condensed Statements of Earnings                                            2001     2000     1999
(Dollars in Thousands)                                                     -------  -------  -------
Cash Dividends from the Bank.............................................. $17,948  $10,045  $ 6,532
Interest Income on Certificate of Deposit.................................      22       32       25
Expenses..................................................................  (3,651)  (2,936)  (2,557)
Income Tax Benefit........................................................   1,163    1,107    1,000
                                                                           -------  -------  -------
Earnings Before Equity in Undistributed Net Earnings of Subsidiaries......  15,482    8,248    5,000
Equity in Undistributed Net Earnings of the Bank..........................   4,174   16,676   17,733
Equity in Undistributed Net Earnings (Loss) of Somerset Financial Services     353     (107)      --
                                                                           -------  -------  -------
       Net Earnings....................................................... $20,009  $24,817  $22,733
                                                                           =======  =======  =======

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

                                                                     Years Ended December 31
                                                                  ----------------------------
Condensed Statements of Cash Flows                                  2001      2000      1999
(Dollars in Thousands)                                            --------  --------  --------
Cash Flows from Operating Activities
   Net Earnings.................................................. $ 20,009  $ 24,817  $ 22,733
   Adjustments to Reconcile Net Earnings to Net Cash Provided by
     Operating Activities
       Equity in Undistributed Earnings..........................   (4,527)  (16,569)  (17,733)
       Amortization of Restricted Stock Plan.....................      339       264       286
       Tax Benefit of Option Compensation........................      652       263       468
       Change in Other Liabilities...............................      (71)      430        --
       Change in Due from the Bank and Other Assets..............   (3,417)   15,298     6,302
                                                                  --------  --------  --------
Net Cash Provided by Operating Activities........................   12,985    24,503    12,056
                                                                  --------  --------  --------
Cash Flows from Investing Activities
   Investment in Equity Security.................................       --        --      (851)
   Acquisition of Somerset.......................................     (279)  (17,945)       --
                                                                  --------  --------  --------
Net Cash Used by Investing Activities............................     (279)  (17,945)     (851)
                                                                  --------  --------  --------
Cash Flows from Financing Activities
   Stock Option Proceeds.........................................    1,282       724       626
   Purchase of Treasury Stock....................................   (6,011)     (237)   (5,299)
   Dividends Paid................................................   (7,977)   (7,045)   (6,532)
                                                                  --------  --------  --------
Net Cash Used by Financing Activities............................  (12,706)   (6,558)  (11,205)
                                                                  --------  --------  --------
Net Change in Cash and Cash Equivalents..........................       --        --        --
Cash and Cash Equivalents at the Beginning of the Year...........      501       501       501
                                                                  --------  --------  --------
Cash and Cash Equivalents at the End of the Year................. $    501  $    501  $    501
                                                                  ========  ========  ========

(15) Interim Quarterly Results (Unaudited)

                                                First  Second   Third  Fourth
                                               Quarter Quarter Quarter Quarter
 (Dollars in Thousands, Except Per Share Data) ------- ------- ------- -------
    2001
       Total Interest Income.................. $42,603 $40,877 $39,192 $34,456
       Net Interest Income....................  19,126  18,880  18,840  17,203
       Provision for Loan Losses..............   2,439   2,439   2,475   7,875
      Earnings (Loss) Before Income Taxes.....  10,815  11,151  10,906    (589)
       Net Earnings (Loss)....................   6,690   6,843   6,848    (372)
       Basic Earnings (Loss) Per Share........    0.43    0.44    0.44   (0.02)
       Diluted Earnings (Loss) Per Share......    0.42    0.42    0.43   (0.02)
    2000
       Total Interest Income.................. $40,256 $43,184 $45,042 $44,328
       Net Interest Income....................  18,961  19,561  19,861  19,385
       Provision for Loan Losses..............   2,439   2,439   2,439   2,439
       Earnings Before Income Taxes...........   8,912  10,158  10,592  10,260
       Net Earnings...........................   5,517   6,179   6,470   6,651
       Basic Earnings Per Share...............    0.35    0.39    0.41    0.43
       Diluted Earnings Per Share.............    0.34    0.38    0.40    0.43

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

   Federal Home Loan Bank Stock and Federal Reserve Bank Stock--Federal Home Loan Bank stock is valued at its cost because it is a restricted investment security that can only be sold to other FHLB member institutions or redeemed by the FHLB. Federal Reserve Bank stock is also valued at its cost because it is a restricted investment security that can only be sold to other FRB member institutions or redeemed by the FRB.

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

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES

   Accrued Interest Receivable and Accrued Interest Payable--The estimated fair value of these financial instruments approximates their carrying value.

Estimated Fair Value of Financial Instruments

                                                           December 31, 2001   December 31, 2000
                                                          ------------------  ------------------
                                                          Carrying Estimated  Carrying Estimated
                                                           Amount  Fair Value  Amount  Fair Value
(Dollars in Thousands)                                    -------- ---------- -------- ----------

Assets
   Cash and Cash Equivalents............................. $ 62,147  $ 62,147  $ 65,114  $ 65,114
   Securities Available for Sale.........................  147,863   147,863   158,784   158,784
   Federal Home Loan Bank and Federal Reserve Bank Stock.   22,491    22,491    21,591    21,591
   Loans
       Business..........................................  501,924   502,791   305,310   308,515
       Consumer..........................................  655,941   648,478   732,077   716,949
       Residential Mortgage..............................  291,436   285,582   465,153   465,067
       Single-Family Construction........................  222,410   222,410   204,646   204,763
       Commercial Real Estate............................   50,234    51,729    49,142    46,602
   Accrued Interest Receivable...........................   15,246    15,246    18,327    18,327
Liabilities
   Deposits
       Non-Interest-Bearing Demand Deposits..............  165,023   165,023   123,836   123,836
       Interest-Bearing Demand Deposits..................  140,175   140,175   115,651   115,651
       Savings...........................................  447,832   447,832   375,331   375,331
       Certificates of Deposit Under $100,000............  352,766   360,068   401,721   405,111
       Certificates of Deposit $100,000 or Greater.......  273,682   279,067   383,444   387,744
   Borrowings
       Short-Term Borrowings.............................  121,082   121,144   117,725   117,835
       FHLB Advances.....................................  296,647   307,142   336,754   340,549
   Accrued Interest Payable..............................    3,804     3,804     6,752     6,752
Off-Balance-Sheet Instruments
   Commitments to Extend Credit..........................       --    (1,287)       --       (63)

(17) Segment Reporting

   The Corporation's business units are primarily organized to operate in the financial services industry and are determined by the products and services offered. The consumer segment includes the origination, sale, and portfolio activities of both home equity and installment loans, and the residential segment encompasses the portfolio of residential first mortgage loans. The commercial segment originates business, single-family construction, and commercial real estate loans, encompasses the portfolio of Community Reinvestment Act loans, and provides traditional cash management services to business customers. Investment portfolio management is included in the treasury segment. FirstTrust Indiana includes the services, fees, and costs of the trust segment. The retail segment includes the Bank's 26-branch network and investment and insurance division. The Somerset segment includes all activities of the Corporation's Somerset Financial Services subsidiary. Revenues in the Corporation's segments are generated from loans, deposits, investments, servicing fees, loan sales, and fee income. There are no foreign operations.

   The following segment financial information is based on the internal management reporting used by the Corporation to monitor and manage financial performance. The Corporation evaluates segment performance

                  FIRST INDIANA CORPORATION AND SUBSIDIARIES based on average assets and profit or loss before income taxes and indirect expenses. Indirect expenses include the Corporation's overhead and support expenses. The Corporation attempts to match fund each business unit by reviewing the earning assets and costing liabilities held by each unit and assigning an appropriate expense or income offset based on the Treasury yield curve. The Corporation accounts for intersegment revenues, expenses, and transfers based on estimates of the actual costs to perform the intersegment services.

Segment Reporting

                                                                                                        Somerset
                                                                                  Retail                Financial
                                 Commercial    Consumer  Residential   Treasury   Banking  FirstTrust   Services
(Dollars in Thousands)           -----------   --------- ------------  ---------  -------- -----------  ----------
Average Segment Assets.......... $   654,300   $ 751,891 $    427,961  $ 232,850  $ 28,434 $     2,812  $   13,409
Net Interest Income.............      28,390      26,905        3,402        413    12,367          --          77
Non-Interest Income.............       5,242      11,651          856        596    11,150       2,284       9,561
Intersegment Income (Expense)...          --         110         (432)        --        --          --          --
Significant Noncash Items:
   Provision for Loan Losses....       8,395       6,718          115         --        --          --          --
   Goodwill Amortization .......          --          --           --         --       121          --         450
Earning before Income Tax.......      13,440      23,689        1,525        155     7,329         451         850

                                                                                                         Somerset
                                                                                   Retail                Financial
                                  Commercial   Consumer   Residential   Treasury  Banking   FirstTrust   Services
                                 -----------   --------- ------------  ---------  -------- -----------  ----------
Average Segment Assets.......... $   563,265   $ 744,710 $    516,697  $ 219,185  $ 22,347 $     1,219  $    2,707
Net Interest Income.............      21,793      24,478        7,236      2,951    18,061          --          24
Non-Interest Income.............       4,171       7,240          699       (158)    6,169       1,727       2,052
Intersegment Income (Expense)...          --       3,379         (266)        --        --          --          --
Significant Noncash Items:
   Provision for Loan Losses....       3,991       5,639          126         --        --          --          --
   Goodwill Amortization........          --          --           --         --        83          --         110
Earning (Loss) before Income Tax      14,128      23,700        5,648      1,868    10,283         280        (105)


                                                                                  Retail
                                 Commercial    Consumer  Residential   Treasury   Banking  FirstTrust
                                 -----------   --------- ------------  ---------  -------- -----------
Average Segment Assets.......... $   482,519   $ 638,870 $    514,278  $ 182,729  $ 53,037 $       851
Net Interest Income.............      17,330      22,460        7,173      1,049    15,817          --
Non-Interest Income.............       4,228       7,538          889      4,538     4,791       1,080
Intersegment Income (Expense)...      (1,945)      4,821        5,381         --       957          --
Significant Noncash Items:
   Provision for Loan Losses....       3,149       6,174           87         --        --          --
   Goodwill Amortization........          --          --           --         --        71          --
Earning (Loss) before Income Tax      11,298      24,895        6,455      4,611     5,685        (452)

                                                         2001
                                 Intersegment        Consolidated
                                 Eliminations           Totals
(Dollars in Thousands)           ------------        -------------
Average Segment Assets..........      $(4,203) (1)   $   2,107,454
Net Interest Income.............         2,495  (2)         74,049
Non-Interest Income.............         2,623  (3)         43,963
Intersegment Income (Expense)...           322  (4)             --
Significant Noncash Items:
   Provision for Loan Losses....             --             15,228
   Goodwill Amortization .......           349  (3)            920
Earning before Income Tax.......      (15,156) (3)          32,283

                                                         2000
                                      Intersegment   Consolidated
                                      Eliminations      Totals
                                     ----            -------------
Average Segment Assets..........      $(2,617) (1)   $   2,067,513
Net Interest Income.............         3,225  (2)         77,768
Non-Interest Income.............         3,738  (3)         25,638
Intersegment Income (Expense)...         (3,113) (4)            --
Significant Noncash Items:
   Provision for Loan Losses....              --             9,756
   Goodwill Amortization........           86  (3)             279
Earning (Loss) before Income Tax        (15,880) (3)        39,922

                                                         1999
                                 Intersegment        Consolidated
                                 Eliminations           Totals
                                 ------------        -------------
Average Segment Assets..........       $16,554  (1)  $   1,888,838
Net Interest Income.............          7,022  (2)        70,851
Non-Interest Income.............         3,894  (3)         26,958
Intersegment Income (Expense)...         (9,214) (4)            --
Significant Noncash Items:
   Provision for Loan Losses....              --             9,410
   Goodwill Amortization........           --  (3)              71
Earning (Loss) before Income Tax      (16,439) (3)          36,053

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

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
of First Indiana Corporation:

   We have audited the accompanying Consolidated Balance Sheets of First Indiana Corporation and Subsidiaries as of December 31, 2001 and 2000 and the related Consolidated Statements of Earnings, Shareholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Indiana Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


            [LOGO] KPMG LLP

Indianapolis, Indiana
January 16, 2002

                    STATEMENT OF MANAGEMENT RESPONSIBILITY

   Management of First Indiana Corporation has prepared and is responsible for the financial statements and for the integrity and consistency of other related information contained in the Annual Report. In the opinion of management, the financial statements, which necessarily include amounts based on management's estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States of America.

   The Corporation maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with the Corporation's authorizations and policies, and that transactions are properly recorded so as to permit preparation of financial statements that fairly present the financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Internal accounting controls are augmented by written policies covering standards of personal and business conduct and an organizational structure providing for division of responsibility and authority.

   The effectiveness of and compliance with established control systems is monitored through a continuous program of internal audit and credit examinations. In recognition of cost-benefit relationships and inherent control limitations, some features of the control systems are designed to detect rather than prevent errors, irregularities, and departures from approved policies and practices. Management takes action to correct potential deficiencies in internal controls as they are identified.

   The Corporation engaged the firm of KPMG LLP, independent certified public accountants, to render an opinion on the financial statements. The accountants have advised management that they were provided with access to all information and records necessary to render their opinion.

   The Board of Directors exercises its responsibility for the financial statements and related information through the Audit Committee, which is composed entirely of outside directors. The Audit Committee meets regularly with management, the auditor of the Corporation, and KPMG LLP to assess the scope of the annual audit plan, to review the status and results of audits, to review the Annual Report on Form 10-K, including major changes in accounting policies and reporting practices, to review earnings reports and the preparation of Form 10Q prior to their release to the general public, and to approve non-audit services rendered by the independent auditors.

   KPMG LLP, the Audit Committee, and the Corporation's internal auditors have direct and confidential access to each other at all times to discuss the adequacy of compliance with established corporate policies and procedures and the quality of financial reporting.

        /s/ Marni McKinney

-----------------------------
         Marni McKinney
    Vice Chairman and Chief
       Executive Officer

/s/ Owen B. Melton, Jr.                /s/ William J. Brunner

-----------------------------    -----------------------------
      Owen B. Melton, Jr.               William J. Brunner
      President and Chief               Vice President and
       Operating Officer                    Treasurer

January 16, 2002

                                    PART I

Item 1. Business

Supervision and Regulation

   First Indiana Corporation is a financial holding company and, as such, is subject to regulation under the Bank Holding Company Act of 1956, as amended ("BHC Act"). The BHC Act requires the prior approval of the Federal Reserve Board for a financial holding company to acquire or hold more than five percent voting interest in any bank and restricts interstate banking activities. The BHC Act allows interstate bank acquisitions anywhere in the country and interstate branching by acquisition and consolidation in those states that had not opted out by January 1, 1997.

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

   The Federal Reserve Board requires that a bank holding company act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each subsidiary bank. In addition, the National Bank Act permits the Office of the Comptroller of the Currency ("OCC") to order the pro rata assessment of shareholders of a national bank whose capital has become impaired. If a shareholder fails to pay such an assessment, the OCC can order the sale of the shareholder's stock to cover the deficiency. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

   The Bank is subject to the provisions of the National Bank Act, is under the supervision of, and is subject to periodic examination by, the OCC, and is subject to the rules and regulations of the OCC, Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation.

   Federal law provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against such institution, including federal funds and letters of credit, in the liquidation or other resolution of the institution by any receiver.

Employees

   At December 31, 2001, the Corporation and its subsidiaries employed 738 persons, including part-time employees. Management considers its relations with its employees to be excellent. None of these employees is represented by any collective bargaining group.

Other Required Information

   References for additional information required by this item are provided on page 2.

Item 2. Properties

   At December 31, 2001, the Corporation operated through 26 full-service banking centers and 10 loan origination offices in addition to its headquarters and operations locations. The Corporation leases its headquarters location in downtown Indianapolis and owns its operations facilities in Greenwood, Indiana. The Corporation's subsidiary, Somerset Financial Services, and FirstTrust Indiana, the Bank's investment advisory and trust division, lease their facility on the north side of Indianapolis. The Corporation leases 11 of the branches and ten of the origination offices and owns the remaining locations. The aggregate carrying value at December 31, 2001 of the properties owned or leased, including headquarters properties and leasehold improvements at the leased offices, was $20,587,000. See Notes 6 and 12 of the Notes to Consolidated Financial Statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Corporation's security holders during the three months ended December 31, 2001.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
Matters

   The Corporation's stock is traded on the NASDAQ National Market under the ticker symbol FINB. The ticker symbol was FISB until January 2, 2002. As of February 18, 2002, there were approximately 1,814 holders of record of the Corporation's common stock. The following table contains high and low bid information as reported by NASDAQ.

                                 2001                     2000
                       ------------------------ ------------------------
                        High   Low   Book Value  High   Low   Book Value
                       ------ ------ ---------- ------ ------ ----------
        First Quarter. $21.45 $17.25   $13.15   $18.55 $13.30   $11.46
        Second Quarter  21.55  17.80    13.41    16.20  13.50    11.74
        Third Quarter.  21.52  15.74    13.76    20.05  15.20    12.31
        Fourth Quarter  20.00  16.28    13.54    20.20  16.05    12.77

   For restrictions on the Corporation's present or future ability to pay dividends, see Note 11 of the Notes to Consolidated Financial Statements.

   The Corporation paid a cash dividend of $0.128 per share outstanding in each quarter of 2001 and $0.112 per share outstanding in each quarter of 2000. All share and per share data has been restated to reflect the five-for-four stock split declared on January 16, 2002.

Item 6. Selected Financial Data

   The information required by this item is shown under the heading "Five-Year Summary of Selected Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information required by this item is shown under the heading "Financial Review."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The information required by this item is shown under the heading "Liquidity and Market Risk Management."

Item 8. Financial Statements and Supplementary Data

   Information required by this item is shown under the headings "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements." The Corporation's unaudited quarterly financial data for each of the years in the two-year period ended December 31, 2001 is shown in Note 15 of "Notes to Consolidated Financial Statements".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item with respect to the directors is incorporated by reference to the Corporation's Proxy Statement under the heading "Election of Directors" and the information relating to compliance by officers and directors within Section 16(a) is incorporated by reference to the Corporation's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

   The following table sets forth information about the executive officers of the Corporation, the Bank, and Somerset who are not directors of the Corporation or the Bank. All executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

                                                                                   Year First
Name                                      Position                           Age Elected Officer
----                                      --------                           --- ---------------
William J. Brunner   Vice President and Treasurer of the Corporation;        42       2000
                     Chief Financial Officer and Senior Vice President,
                     Financial Management Division of the Bank
Patrick J. Early     President, Somerset Financial Services                  44       2000
David A. Lindsey     Senior Vice President, Consumer Finance Division        51       1983
                     of the Bank
Merrill E. Matlock   Senior Vice President, Commercial Banking Division of   52       1984
                     the Bank
Ralph G. Nowak       President, FirstTrust Division of the Bank              50       1998
Timothy J. O'Neill   Senior Vice President, Correspondent Banking Services   54       1972
                     and Secondary Marketing Division of the Bank
Edward E. Pollack    Senior Vice President, Technology and Operations        53       1998
                     Division of the Bank
Kenneth L. Turchi    Senior Vice President, Retail Banking, Marketing, and   43       1987
                     Strategic Planning Division of the Bank

   William J. Brunner has been with the Bank since May 2000, and currently serves as the Corporation's vice president and treasurer, and the Bank's chief financial officer and senior vice president, Financial Management Division. He also serves as the chairman of the Bank's Asset/Liability Committee. Prior to joining First Indiana, Mr. Brunner served in a number of financial positions at commercial banks, including as senior vice president and director of capital and asset/liability management, and director of corporate planning from March 1999 to May 2000 at Citizens Financial Group; vice president of treasury management from November 1996 to March 1999 at Bank One Corporation; and chief financial officer from May 1995 to November 1996 at Bank One, Cincinnati, N.A.

   Patrick J. Early has served as president of Somerset Financial Services since the time of the merger with First Indiana Corporation in September 2000. He joined Whipple & Company, the predecessor firm to Somerset Financial Services, in 1979 and served as president from 1989 until the merger with The Somerset Group, Inc. in 1998. From 1998 until September 2000, he was president of Somerset Financial Services, a division of The Somerset Group, Inc. He also served as president of The Somerset Group, Inc. from January 2000 until the merger in September 2000.

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

   Ralph G. Nowak has been with the bank since November 1998 serving as president of the FirstTrust Indiana division of First Indiana Bank. Prior to joining First Indiana, Mr. Nowak served in a number of commercial bank trust investment positions since 1973, including that of Chief Investment Officer at NBD Bank for the state of Indiana from 1992 to 1998.
   Timothy J. O'Neill has been with the Bank since 1970 and currently serves as the Bank's senior vice president, Correspondent Banking and Secondary Marketing Division. He is responsible for the servicing of the Bank's residential and consumer loans, developing relationships with other financial institutions, and selling the Bank's loans into the secondary market.

   Edward E. Pollack has been with the Bank since 1998, and currently serves as the Bank's senior vice president, Technology and Operations Division. He leads the Information Technology, Deposit Services, and Administrative Support departments. Prior to joining First Indiana, he served from 1988 to 1998 as Executive Vice President, USA Group, Inc. and from 1993 to 1997 as President and Chief Executive Officer of USA Funds and USA Group Guarantee Services.

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

Item 11. Executive Compensation

   The information required by this item with respect to executive compensation is incorporated by reference to the material under the heading "Executive Compensation" in the Corporation's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference to the material under the heading "Proxy Statement" and "Proposal No 1: Election of Directors" in the Corporation's Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference to the material under the heading "Certain Transactions" in the Corporation's Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                                   Pages
                                                                                                   -----
(a) (1) Financial Statements
       Consolidated Balance Sheets as of December 31, 2001 and 2000...............................    24
       Consolidated Statements of Earnings for the Three Years Ended December 31, 2001............    25
       Consolidated Statements of Shareholders' Equity for the Three Years Ended December 31,
         2001.....................................................................................    26
       Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2001..........    27
       Notes to the Consolidated Financial Statements............................................. 28-50
       Independent Auditors' Report...............................................................    51

  (2) Financial Statement Schedules Required by Regulation S-X

      None

  (3) Exhibits

  3(a)   Articles of Incorporation of First Indiana Corporation, incorporated by reference to the Registrant's
         Form 10-K filed on March 12, 2001.
  3(b)   Amended and Restated Bylaws of First Indiana Corporation, incorporated by reference to the
         Registrant's Form 10-K filed on March 12, 2001.
  4(a)   Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4(c) of the
         Registrant's registration statement on Form S-1, filed as No. 33-46547 on March 20, 1992.
  4(b)   Shareholder Rights Agreement between First Indiana Corporation and Harris Trust and Savings Bank
         dated November 14, 1997, incorporated by reference to the Registrant's Form 8-A filed on
         December 2, 1997.
 10(a)   First Indiana Bank 1997 Long-Term Management Performance Incentive Plan, incorporated by reference to Exhibit 10(a) of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1997. *B
 10(b)   First Indiana Corporation 1991 Stock Option and Incentive Plan, incorporated by reference to
         Exhibit A of the Registrant's March 20, 1991 Proxy Statement, Pages A-1 to A-8. *B
 10(c)   First Indiana Corporation 1998 Stock Incentive Plan, incorporated by reference to Exhibit
         10(c) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. *B
 10(d)   First Indiana Corporation 1992 Director Stock Option Plan, incorporated by reference to Exhibit A of the Registrant's March 13, 1992 Proxy Statement, Pages A-1 to A-3. *B
 10(e)   First Indiana Corporation 1992 Stock Option Plan, incorporated by reference to Exhibit A of the
         Registrant's March 12, 1993 Proxy Statement, pages 15 to 19. *B
 10(f)   First Indiana Corporation Supplemental Benefit Plan effective May 1, 1997, incorporated by Reference to Exhibit 10(f) of the Registrant's Annual Report on Form 10-K for the year ended December 31,
         1997. *B
 10(g)   First Indiana Corporation Supplemental Benefit Plan Agreement effective May 1, 1997 between
         Registrant and Robert H. McKinney, incorporated by reference to Exhibit 10(g) of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1997. *B
 10(h)   First Indiana Corporation Supplemental Benefit Plan Agreement effective May 1, 1997 between
         Registrant and each of Owen B. Melton, Jr. and Marni McKinney, incorporated by reference to Exhibit
         10(h) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. *B

 10(i) Supplemental Benefit Plan Agreement effective May 1, 1997 between Registrant and each of David
       A. Lindsey, Merrill E. Matlock, Timothy J. O'Neill, and Kenneth L. Turchi, and effective January 4,
       1999 between First Indiana and Edward E. Pollack, and effective May 6, 2000 between First Indiana and William J. Brunner, incorporated by reference to Exhibit 10(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. *B
 10(j) Form of Employment Agreement between Registrant and each of Robert H. McKinney, Owen B.
       Melton, Jr., and Marni McKinney, incorporated by reference to Exhibit 10(j) of the Registrant's
       Annual Report on Form 10-K for the year ended December 31, 1997. *B
 10(k) Form of Employment Agreement between Registrant and each of David A. Lindsey, Merrill E.
       Matlock, Timothy J. O'Neill, Kenneth L. Turchi, Edward E. Pollack, and William J. Brunner,
       incorporated by reference to Exhibit 10(k) of the Registrant's Annual Report on Form 10-K for the
       year ended December 31, 1997. *B
 10(l) Agreement and Plan of Reorganization dated April 19, 2000 between The Somerset Group, Inc. and
       First Indiana Corporation, incorporated by reference to Annex A to the joint proxy statement and prospectus contained in Registrant's registration statement on Form S-4, effective August 18, 2000,
       File No. 333-39926.
 10(m) The Somerset Group, Inc. 1991 Stock Incentive Plan, incorporated by reference to the Registrant's
       Form 10-K filed on March 12, 2001. *B
 10(n) The Somerset Group, Inc. 1998 Stock Incentive Plan, incorporated by reference to the Registrant's
       Form 10-K filed on March 12, 2001. *B
 10(o) The Somerset Group, Inc. 1991 Directors Stock Option Plan, incorporated by reference to the
       Registrant's Form 10-K filed on March 12, 2001. *B
 10(p) The Somerset Group, Inc. Employee Stock Purchase Plan, incorporated by reference to the
       Registrant's Form 10-K filed on March 12, 2001. *B
 21    Subsidiaries of First Indiana Corporation and First Indiana Bank. *A
 23    Consent of KPMG LLP.*A

--------
*A These have been filed as an exhibit to this Form 10-K.
*B Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b) The Corporation filed the following Current Reports on Form 8-K between October 1, 2001 and February 18, 2002:

      Date                                          Item Reported
      ----                                          -------------
October 16, 2001. On October 16, 2001, a Form 8-K was filed related to the October 15, 2001 third quarter 2001 earnings release.
December 19, 2001 On December 19, 2001, a Form 8-K was filed related to the December 19, 2001 release of financial information to the investing public.
January 16, 2002. On January 16, 2002, a Form 8-K was filed related to the January 15, 2002 fourth quarter 2001 earnings release.
January 17, 2002. On January 17, 2002, a form 8-K was filed related to the January 16, 2002 announcement of a five-for-four stock split and declaration of the quarterly cash dividend.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST INDIANA CORPORATION


                                     By:       /s/ Owen B. Melton, Jr.
                                        ---------------------------------------
                                                   Owen B. Melton, Jr.
                                          President and Chief Operating Officer
                                                  Date: March 11, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2002.

                                   Officers


By:   /s/ Marni McKinney                 By:      /s/ William J. Brunner
  ---------------------------------           ----------------------------------
           Marni McKinney                              William J. Brunner
         Vice Chairman and                        Vice President and Treasurer
       Chief Executive Officer                 (Principal Financial Officer and
    (Principal Executive Officer)                 Principal Accounting Officer)

                                   Directors


By:   /s/ Gerald L. Bepko                By:      /s/ Owen B. Melton, Jr.
  ---------------------------------          -----------------------------------
          Gerald L. Bepko                             Owen B. Melton, Jr.



By:   /s/ Andrew Jacobs, Jr.              By:     /s/ Phyllis W. Minott
  ---------------------------------          -----------------------------------
          Andrew Jacobs, Jr.                          Phyllis W. Minott




By:   /s/ Marni McKinney                 By:      /s/ Michael L. Smith
  ---------------------------------           ----------------------------------
          Marni McKinney                              Michael L. Smith




By:   /s/ Robert H. McKinney              By:     /s/ John W. Wynne
  ---------------------------------          -----------------------------------
          Robert H. McKinney                          John W. Wynne