Form 10-Q
period 2002-03-31
FIRST INDIANA CORP
filed 2002-05-13
CIK 789670

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Shares

Common Stock, par value $0.01 per share	Outstanding at 04/30/2002
15,542,317

FIRST INDIANA CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

Condensed Consolidated Balance Sheets
Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                             March 31      December 31     March 31
                                                                               2002           2001           2001
                                                                           -------------- -------------- --------------
Assets
  Cash                                                                          $ 61,215       $ 62,147       $ 34,825
  Federal Funds Sold                                                                   -              -         21,000
                                                                           -------------- -------------- --------------
    Total Cash and Cash Equivalents                                               61,215         62,147         55,825
  Securities Available for Sale                                                  147,111        147,863        158,768
  Federal Home Loan Bank and Federal Reserve Bank Stock                           22,491         22,491         21,591
  Loans
    Business                                                                     445,022        443,461        302,481
    Consumer                                                                     669,820        675,111        748,509
    Residential Mortgage                                                         285,448        292,503        441,422
    Single-Family Construction                                                   227,268        224,926        216,186
    Commercial Real Estate                                                       125,707        120,485        105,896
                                                                           -------------- -------------- --------------
  Total Loans                                                                  1,753,265      1,756,486      1,814,494
    Allowance for Loan Losses                                                    (38,193)       (37,135)       (34,747)
                                                                           -------------- -------------- --------------
  Net Loans                                                                    1,715,072      1,719,351      1,779,747
  Premises and Equipment                                                          20,303         20,587         20,055
  Accrued Interest Receivable                                                     13,584         15,246         16,848
  Goodwill                                                                        13,045         13,045         13,602
  Other Assets                                                                    51,746         45,927         44,509
                                                                           ------------- -------------- ---------------
Total Assets                                                                 $ 2,044,567    $ 2,046,657    $ 2,110,945
                                                                           ============== ============== ==============

Liabilities and Shareholders' Equity
  Liabilities
    Non-Interest-Bearing Deposits                                              $ 166,144      $ 165,023      $ 133,009
    Interest-Bearing Deposits
        Demand Deposits                                                          160,322        140,175        110,664
        Savings Deposits                                                         443,096        447,832        399,485
        Certificates of Deposit                                                  638,864        626,448        799,151
                                                                           -------------- -------------- --------------
      Total Interest-Bearing Deposits                                          1,242,282      1,214,455      1,309,300
                                                                           -------------- -------------- --------------
    Total Deposits                                                             1,408,426      1,379,478      1,442,309
    Short-Term Borrowings                                                         99,083        121,082        110,001
    Federal Home Loan Bank Advances                                              281,609        296,647        306,719
    Accrued Interest Payable                                                       3,140          3,804          6,289
    Advances by Borrowers for Taxes and Insurance                                 12,493         12,251         13,756
    Other Liabilities                                                             27,510         24,364         26,154
                                                                           -------------- -------------- --------------
  Total Liabilities                                                            1,832,261      1,837,626      1,905,228
                                                                           -------------- -------------- --------------
  Shareholders' Equity
    Preferred Stock, $0.01 Par Value:  2,000,000 Shares Authorized;
      None Issued                                                                      -              -              -
    Common Stock, $0.01 Par Value:  33,000,000 Shares Authorized;
      Issued:  2002 - 17,179,654 Shares;
           2001 - 17,127,770 and 17,020,035 Shares                                   172            171            170
    Capital Surplus                                                               42,400         41,837         40,622
    Retained Earnings                                                            187,177        183,196        175,712
    Accumulated Other Comprehensive Income                                         2,790          4,084          3,459
    Treasury Stock at Cost: 2002 - 1,680,730 Shares;
         2001 - 1,684,476 and 1,377,089 Shares                                   (20,233)       (20,257)       (14,246)
                                                                           -------------- -------------- --------------
  Total Shareholders' Equity                                                     212,306        209,031        205,717
                                                                           -------------- -------------- --------------
Total Liabilities and Shareholders' Equity                                   $ 2,044,567    $ 2,046,657    $ 2,110,945
                                                                           ============== ============== ==============

Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                 Three Months Ended March 31
                                               --------------------------------
                                                    2002            2001
                                               --------------------------------
Interest Income
  Loans                                               $ 29,028        $ 39,401
  Securities Available for Sale                          2,242           2,594
  Dividends on FRB and FHLB Stock                          333             426
  Federal Funds Sold                                        12             182
                                               --------------------------------
    Total Interest Income                               31,615          42,603
                                               --------------------------------
Interest Expense
  Deposits                                              10,200          17,138
  Short-Term Borrowings                                    395           1,426
  Federal Home Loan Bank Advances                        3,826           4,913
                                               --------------------------------
    Total Interest Expense                              14,421          23,477
                                               --------------------------------
Net Interest Income                                     17,194          19,126
  Provision for Loan Losses                              2,610           2,439
                                               --------------------------------
Net Interest Income after Provision for
  Loan Losses                                           14,584          16,687
                                               --------------------------------
Non-Interest Income
  Loan and Deposit Charges                               3,510           1,993
  Loan Servicing Income                                    231             328
  Loan Fees                                                605             983
  Trust Fees                                               673             500
  Other Financial Services Fees                          4,283           4,069
  Investment Product Sales Commissions                     608             335
  Sale of Loans                                          1,881           2,148
  Other                                                    703             468
                                               --------------------------------
    Total Non-Interest Income                           12,494          10,824
Non-Interest Expense
  Salaries and Benefits                                 10,037           9,526
  Net Occupancy                                            980             913
  Equipment                                              1,589           1,675
  Professional Services                                  1,071             928
  Marketing                                                659             691
  Telephone, Supplies, and Postage                         779             882
  Goodwill Amortization                                      -             226
  Other                                                  1,975           1,856
                                               --------------------------------
    Total Non-Interest Expense                          17,090          16,697
                                               --------------------------------
Earnings before Income Taxes                             9,988          10,814
Income Taxes                                             3,605           4,124
                                               --------------------------------
Net Earnings                                           $ 6,383         $ 6,690
                                               ================================

Basic Earnings Per Share                                $ 0.41          $ 0.43
                                               ================================

Diluted Earnings Per Share                              $ 0.41          $ 0.42
                                               ================================

Dividends Per Common Share                             $ 0.160         $ 0.128
                                               ================================

Condensed Consolidated Statement of Shareholders' Equity
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
(Unaudited)

                                                                                                                            Accumulated
                                                                                                                               Other                         Total
                                                                             Common Stock          Capital    Retained     Comprehensive     Treasury    Shareholders'
                                                                     -----------------------------
                                                                          Shares        Amount     Surplus    Earnings     Income (Loss)       Stock         Equity
                                                                     ---------------------------------------------------------------------------------------------------

Balance at December 31, 2001                                               15,443,294       $ 171    $41,837    $183,196           $ 4,084     $ (20,257)     $ 209,031

Comprehensive Income:
  Net Earnings                                                                      -           -          -       6,383                 -             -          6,383
  Unrealized Loss on Securities Available for Sale of $2,139,
    Net of Income Taxes                                                             -           -          -           -            (1,294)            -         (1,294)
                                                                                                                                                         ---------------
Total Comprehensive Income                                                                                                                                        5,089
Dividends on Common Stock - $0.16 per share                                         -           -          -      (2,479)                -             -         (2,479)
Exercise of Stock Options                                                      56,340           1        601           -                 -             -            602
Common Stock Issued under Restricted Stock Plans -
  Net of Amortization                                                               -           -          -          77                 -             -             77
Purchase of Treasury Stock                                                         (4)          -          -           -                 -             -              -
Reissuance of Treasury Stock                                                    3,751           -         41           -                 -            24             65
Payment for Fractional Shares                                                    (530)          -        (11)          -                 -             -            (11)
Redemption of Common Stock                                                     (3,927)          -        (68)          -                 -             -            (68)

                                                                     ---------------------------------------------------------------------------------------------------
Balance at March 31, 2002                                                  15,498,924       $ 172    $42,400    $187,177           $ 2,790     $ (20,233)     $ 212,306
                                                                     ===================================================================================================

Condensed Consolidated Statements of Cash Flows
Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)

                                                                         Three Months Ended March 31
                                                                    --------------------------------------
                                                                          2002                2001
                                                                    ------------------ -------------------
Cash Flows from Operating Activities
Net Earnings                                                                  $ 6,383             $ 6,690
Adjustments to Reconcile Net Earnings to
  Net Cash from Operating Activities
    Gain on Sale of Loans and Securities Available for Sale, Net               (1,881)             (2,148)
    Amortization of Goodwill                                                        -                 226
    Amortization of Premium, Discount, and Other Intangibles                      743                (262)
    Depreciation and Amortization of Premises and Equipment                       733                 773
    Net Accretion of Loans                                                        311                (132)
    Provision for Loan Losses                                                   2,610               2,439
    Origination of Loans Held For Sale Net of Principal Collected             (45,798)            (57,211)
    Proceeds from Sale of Loans Held for Sale                                  74,491              55,129
    Tax Benefit of Option Compensation                                              -                 160
    Change In:
      Accrued Interest Receivable                                               1,662               1,479
      Other Assets                                                             (8,965)             (5,767)
      Accrued Interest Payable                                                   (664)               (463)
      Other Liabilities                                                         3,152               2,449
                                                                    ------------------ -------------------
Net Cash Provided by Operating Activities                                      32,777               3,362
                                                                    ------------------ -------------------

Cash Flows from Investing Activities
  Proceeds from Maturities of Securities Available for Sale                     8,636               2,413
  Purchase of Securities Available for Sale                                   (10,000)                  -
  Originations of Loans Net of Principal Collected                               (112)            (24,021)
  Purchase of Loans                                                           (22,040)                  -
  Purchase of Premises and Equipment                                             (516)             (1,698)
  Proceeds from Sale of Premises and Equipment                                     67                  65
  Acquisition of Somerset, Net of Cash Acquired                                    (6)               (121)
                                                                    ------------------ -------------------
Net Cash Used by Investing Activities                                         (23,971)            (23,362)
                                                                    ------------------ -------------------

Cash Flows from Financing Activities
  Net Change in Deposits                                                       28,948              42,326
  Net Change in Short-Term Borrowings                                         (21,999)             (7,724)
  Repayment of Federal Home Loan Bank Advances                               (150,038)            (95,035)
  Borrowings of Federal Home Loan Bank Advances                               135,000              65,000
  Net Change in Advances by Borrowers for Taxes and Insurance                     242               7,568
  Stock Option Proceeds                                                           534                 574
  Reissuance of Treasury Stock                                                     65                   -
  Payment for Fractional Shares                                                   (11)                  -
  Dividends Paid                                                               (2,479)             (1,998)
                                                                    ------------------ -------------------
Net Cash Provided (Used) by Financing Activities                               (9,738)             10,711
                                                                    ------------------ -------------------

Net Change in Cash and Cash Equivalents                                          (932)             (9,289)
  Cash and Cash Equivalents at Beginning of Period                             62,147              65,114
                                                                    ------------------ -------------------
Cash and Cash Equivalents at End of Period                                   $ 61,215            $ 55,825
                                                                    ================== ===================

FIRST INDIANA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2002
(Unaudited)

Note 1 - Basis of Presentation

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements include the accounts of First Indiana Corporation and its subsidiaries (“Corporation”). The principal subsidiaries of the Corporation are First Indiana Bank and its subsidiaries (“Bank”) and Somerset Financial Services, LLC (“Somerset”). A summary of the Corporation’s significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

         All share and per share data has been restated to reflect the five-for-four stock split declared on January 16, 2002.

         Certain amounts in the Condensed Consolidated Financial Statements relating to prior periods have been reclassified to conform to current reporting presentation.

Note 2 - Earnings Per Share

         Basic earnings per share for 2002 and 2001 were computed by dividing net earnings by the weighted average shares of common stock outstanding (15,473,859 and 15,602,668 for the three months ended March 31, 2002 and 2001). Diluted earnings per share for 2002 and 2001 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (15,725,480 and 16,046,246 for the three months ended March 31, 2002 and 2001). Dilution of the per-share calculation relates to stock options.

Note 3 - Allowance for Loan Losses

         An allowance has been established for loan losses. The provision for loan losses charged to operations is based on management’s judgment of current economic conditions and the credit risk of the loan portfolio. Management believes that this allowance is adequate for the losses inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance and may require the Corporation to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

Note 4 - Segment Reporting

         The Corporation’s business units are primarily organized to operate in the financial services industry and are determined by the products and services offered. The commercial segment originates business, single-family construction, and commercial real estate loans, encompasses the portfolio of Community Reinvestment Act loans, and provides traditional cash management services to business customers. The consumer segment includes the origination, sale, and portfolio activities of both home equity and installment loans, and the residential segment encompasses the portfolio of residential first mortgage loans. Investment portfolio management is included in the treasury segment. The retail segment includes the Bank’s 26-branch network and investment product sales division. FirstTrust Indiana includes the services, fees, and costs of the trust segment. The Somerset segment includes all activities of the Corporation’s Somerset Financial Services subsidiary. Revenues in the Corporation’s segments are generated from loans, deposits, investments, servicing fees, loan sales, and fee income. There are no foreign operations.

         The following segment financial information is based on the internal management reporting used by the Corporation to monitor and manage financial performance. The Corporation evaluates segment performance based on average assets and profit or loss before income taxes and indirect expenses. Indirect expenses include the Corporation’s overhead and support expenses. The Corporation attempts to match fund each business unit by reviewing the assets and liabilities held by each unit and assigning an appropriate expense or income offset based on the cost of funds. The Corporation accounts for intersegment revenues, expenses, and transfers based on estimates of the actual costs to perform the intersegment services.

Segment Reporting (1)

(Dollars in Thousands)

                                                                                                                                                                 First Quarter
                                                                                                                                Somerset                              2002
                                                                                                       Retail                   Financial                         Consolidated
                                         Commercial      Consumer      Residential      Treasury       Banking    FirstTrust    Services      Non-Segment            Totals
                                        -------------- -------------- -------------- --------------- ------------ ------------ ------------ ------------------- -----------------
Average Segment Assets                      $ 777,276      $ 663,989      $ 279,840       $ 221,036     $ 20,698        $ 538      $12,476         $ 43,603          $ 2,019,456
Net Interest Income                             6,401          6,190            827           1,583        2,048            -            9              136 (2)           17,194
Non-Interest Income                             1,055          1,466              -              15        3,550          673        4,317            1,418               12,494
Intersegment Income (Expense)                       -            109           (109)              -            -            -            -                - (3)                -
Significant Noncash Items:
  Provision for Loan Losses                       471          2,195            (56)              -            -            -            -                -                2,610
  Goodwill Amortization                             -              -              -               -            -            -            -                -                    -
Earning (Loss) before Income Taxes              4,166          3,475            637           1,049        1,246          101        1,681           (2,367)               9,988

                                                                                                                                                                 First Quarter
                                                                                                                                Somerset                              2001
                                                                                                       Retail                   Financial                         Consolidated
                                         Commercial      Consumer      Residential      Treasury       Banking    FirstTrust    Services      Non-Segment            Totals
                                        -------------- -------------- -------------- --------------- ------------ ------------ ------------ ------------------- -----------------
Average Segment Assets                      $ 584,238      $ 733,078      $ 458,179       $ 227,133     $ 17,253        $ 528      $12,190         $ 48,570          $ 2,081,169
Net Interest Income                             6,320          4,905          1,169           4,415        2,065            -           17              235 (2)           19,126
Non-Interest Income                             1,250          1,801              -              12        1,914          500        4,069            1,278               10,824
Intersegment Income (Expense)                       -            109           (109)              -            -            -            -                - (3)                -
Significant Noncash Items:
  Provision for Loan Losses                       745          1,657             37               -            -            -            -                -                2,439
  Goodwill Amortization                             -              -              -               -           30            -          111               85                  226
Earning (Loss) before Income Taxes              4,400          3,293            651           3,818           32           44        1,670           (3,094)              10,814

(1)	First Indiana implemented a new management reporting system in the first quarter of 2002, including a new transfer pricing methodology for funds used or provided by the various segments. Amounts shown for 2001 have been reclassified to reflect the change in management reporting format.
(2)	The net interest income amounts in the segment results reflect not only the actual interest income and expense from segment activities, but also amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.
(3)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are not included in the Corporation’s actual results.

Note 5 - Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, “Business Combinations,” and FASB Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”

         The provisions of Statement No. 141 were required to be adopted immediately, and Statement No. 142 was effective January 1, 2002.

         Statement No. 141 requires upon adoption of Statement No. 142 that the Corporation evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Corporation was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Corporation was required to test the intangible assets for impairment in accordance with the provisions of Statement No. 142 within the first interim period. The Corporation had no existing intangible assets acquired in prior purchase business combinations and recognized no impairment loss relating to intangible assets upon adoption of Statement No. 142.

         In connection with the Statement’s transitional goodwill impairment evaluation, Statement No. 142 requires the Corporation to perform an assessment whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Corporation must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Corporation determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. No impairment of goodwill was indicated as a result of this assessment.

         As of the date of adoption of Statement No. 142, the Corporation had unamortized goodwill in the amount of $13,045,000.

         The following table shows information relating to the adoption of FASB Statement No. 142.

(Dollars in Thousands, Except Per Share Amounts)               For the Three Months Ended
                                                           March 31, 2002      March 31, 2001
                                                          ------------------ -------------------
Net Income                                                          $ 6,383             $ 6,690
Add back:  Goodwill Amortization                                          -                 226
                                                          ------------------ -------------------
Adjusted Net Income                                                 $ 6,383             $ 6,916
                                                          ================== ===================

Basic Earnings Per Share                                             $ 0.41              $ 0.43
Add back:  Goodwill Amortization                                          -                0.01
                                                          ------------------ -------------------
Adjusted Basic Earnings Per Share                                    $ 0.41              $ 0.44
                                                          ================== ===================

Diluted Earnings Per Share                                           $ 0.41              $ 0.42
Add back:  Goodwill Amortization                                          -                0.01
                                                          ------------------ -------------------
Adjusted Diluted Earnings Per Share                                  $ 0.41              $ 0.43
                                                          ================== ===================

         The following table shows changes in the carrying amount of goodwill for the three months ended March 31, 2002.

(Dollars in Thousands)                                                                 Somerset
                                                                                      Financial
                                     Commercial        Retail Banking         Services
                                       Segment            Segment             Segment              Total
                                  ------------------ ------------------- ------------------- ------------------

Balance as of January 1, 2002               $ 4,108             $ 2,578             $ 6,360           $ 13,045
Changes during the period                         -                   -                   -                  -
                                  ------------------ ------------------- ------------------- ------------------
Balance as of March 31, 2002                $ 4,108             $ 2,578             $ 6,360           $ 13,045
                                  ================== =================== =================== ==================

         The following table shows the change in the carrying amount of capitalized loan servicing rights for the three months ended March 31, 2002.

(Dollars in Thousands)                         Three Months Ended
                                                 March 31, 2002
                                            ---------------------
Balance at Beginning of Period                           $ 9,819
Additions                                                    732
Amortization of Servicing Rights                            (684)
Increase in Valuation Reserves                                (4)
                                            ---------------------
Balance at End of Period                                 $ 9,863
                                            =====================

         Effective January 1, 2002, the Corporation adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 excludes goodwill and other intangible assets that are not amortized which are covered by Statement No. 142. While Statement No. 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement.

         Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.

         Since Statement No. 144 maintains many of the fundamental provisions of current accounting pronouncements, the adoption of this standard did not have a material impact on the financial condition or results of operations of the Corporation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Summary of Corporation's Results

         First Indiana Corporation and subsidiaries had net earnings of $6,383,000 for the three months ended March 31, 2002, compared with net earnings of $6,690,000 for the same period last year. Diluted earnings per share for the three months ended March 31, 2002 were $0.41, compared with $0.42 per share for the same period one year ago. Cash dividends for the first quarter of 2002 and 2001 were $0.16 and $0.128 per share of common stock outstanding.

         Annualized return on total average assets was 1.28 percent for the three months ended March 31, 2002, compared with 1.30 percent for the same period one year ago. Annualized return on total average equity was 12.24 percent for the three months ended March 31, 2002, compared with 13.40 percent for the same period one year ago.

Net Interest Income

         Net interest income was $17,194,000 for the three months ended March 31, 2002, compared with $19,126,000 for the three months ended March 31, 2001. Earning assets averaged $1,912,842,000 in the first quarter of 2002, compared with $1,989,277,000 for the same quarter in 2001. Net interest margin was 3.58 percent in the first quarter of 2002, compared to 3.82 percent in the first quarter of 2001. Rapidly falling interest rates in 2001, combined with a net asset-sensitive position within a one-year time period, accounts for the lower margin. An 18 percent increase in lower-cost interest-bearing demand and savings deposits in the first quarter of 2002 compared to the first quarter of 2001 helped to partially mitigate the impact of the rate reductions on the net interest margin. As rates stabilized in the first quarter of 2002, the net interest margin began to rebound from the fourth quarter of 2001 margin of 3.46 percent.

         The contribution of interest-free funds to net interest margin varies depending on the level of interest-free funds and the level of interest rates. Interest-free funds averaged $297,604,000 in the first quarter of 2002, compared to $266,564,000 in the first quarter of 2001. Average interest-free funds provided 56 basis points to the first quarter 2002 margin, compared with 75 basis points in the first quarter of 2001. Although interest-free funds were higher in the first quarter of 2002, their impact declined compared to the first quarter of 2001 due to the lower interest rate environment.

         The following table provides information on the Corporation’s net interest margin.

(Dollars in Thousands)                                           Three Months Ended
                                       ------------------------------------------------------------------------
                                                 March 31, 2002                       March 31, 2001
                                       -----------------------------------  -----------------------------------
                                            Average                Yield /      Average                Yield /
                                            Balance    Interest     Rate        Balance    Interest     Rate
                                       ------------- ----------- ---------  ------------- ----------- ---------

Assets
    Federal Funds Sold                      $ 3,011        $ 12   1.61%        $ 13,116       $ 182   5.64%
    Securities Available for Sale           148,923       2,242   6.02           159,233       2,595   6.52
    FHLB and FRB Stock                       22,491         333   5.92            21,591         426   7.89
    Loans
        Business                            437,580       6,259   5.80           278,772       6,403   9.31
        Consumer                            674,763      13,141   7.79           744,334      17,535   9.42
        Residential Mortgage                278,833       4,659   6.68           457,052       8,297   7.26
        Single-Family Construction          224,243       2,943   5.32           211,338       4,836   9.28
        Commercial Real Estate              122,998       2,026   6.65           103,841       2,330   9.06
                                       ------------- -----------            ------------- -----------
    Total Loans                           1,738,417      29,028   6.71         1,795,337      39,401   8.82
                                       ------------- -----------            ------------- -----------
  Total Earning Assets                    1,912,842      31,615   6.64         1,989,277      42,604   8.60
  Other Assets                              106,614                               91,892
                                       -------------                        -------------
Total Assets                             $2,019,456                           $2,081,169
                                       =============                        =============

Liabilities and Shareholders' Equity
    Interest-Bearing Deposits
      Demand Deposits                     $ 145,440       $ 289   0.80%       $ 117,189       $ 438   1.52%
      Savings Deposits                      447,134       1,568   1.42           385,725       4,313   4.53
      Certificates of Deposit               627,351       8,344   5.39           788,269      12,388   6.37
                                       ------------- -----------            ------------- -----------
    Total Interest-Bearing Deposits       1,219,925      10,201   3.39         1,291,183      17,139   5.38
    Short-Term Borrowings                    95,476         395   1.68           106,805       1,425   5.41
    Federal Home Loan Bank Advances         299,837       3,825   5.17           324,725       4,914   6.14
                                       ------------- -----------            ------------- -----------
  Total Interest-Bearing Liabilities      1,615,238      14,421   3.62         1,722,713      23,478   5.53
  Non-Interest-Bearing Demand Deposits      146,578                              113,479
  Other Liabilities                          46,182                               42,572
  Shareholders' Equity                      211,458                              202,405
                                       -------------                        -------------
Total Liabilities and Shareholders'
  Equity                                 $2,019,456                           $2,081,169
                                       ============= -----------            ============= -----------
Net Interest Income/Spread                             $ 17,194   3.02%                    $ 19,126   3.07%
                                                     =========== =========                =========== =========
Net Interest Margin                                               3.58%                               3.82%
                                                                 =========                            =========

Summary of Loan Loss Experience and Non-Performing Assets

         Net charge-offs for the first quarter 2002 were $1,552,000, or 0.36 percent of average loans on an annualized basis, compared to net charge-offs for the first quarter of 2001 of $1,270,000, or 0.28 percent of average loans.

(Dollars in Thousands)                                                              Three Months Ended
                                                                          March 31, 2002          March 31, 2001
                                                                        ----------------------- -----------------------
Balance of Allowance for Loan Losses at Beginning of Period                       $ 37,135                $ 33,578
  Charge-Offs
    Business                                                                           308                      23
    Consumer                                                                         1,383                   1,253
    Residential Mortgage                                                                 -                      48
    Single-Family Construction                                                           -                      45
    Commercial Real Estate                                                              10                      68
                                                                        -------------------     -------------------
  Total Charge-Offs                                                                  1,701                   1,437
  Recoveries
    Business                                                                             1                      10
    Consumer                                                                           113                     148
    Single-Family Construction                                                          34                       9
    Commercial Real Estate                                                               1                       -
                                                                        -------------------     -------------------
  Total Recoveries                                                                     149                     167
                                                                        -------------------     -------------------
  Net Charge-Offs                                                                    1,552                   1,270
  Provision for Loan Losses                                                          2,610                   2,439
                                                                        -------------------     -------------------
Balance of Allowance for Loan Losses at End of Period                             $ 38,193                $ 34,747
                                                                        ===================     ===================

Net Charge-Offs to Average Loans (Annualized)                                         0.36%                  0.28%
Allowance for Loan Losses to Loans at End of Period                                   2.18                    1.91
Allowance for Loan Losses to Non-Performing Loans                                   102.28                  104.04

         Non-performing assets decreased to $45,720,000, or 2.60 percent of loans and OREO, at March 31, 2002 compared with $46,803,000, or 2.65 percent of loans and OREO, at December 31, 2001 as defaults in residential real estate loans leveled off. Non-performing assets at March 31, 2001 were $36,624,000, or 2.01 percent of loans and OREO. The increase in non-performing assets compared to one year ago is in part due to increased defaults in loans secured by residential first lien real estate in the second half of 2001. Additionally, a commercial client’s loans with an aggregate balance of $6,526,000 were classified as impaired during the fourth quarter of 2001.

(Dollars in Thousands)                                                     March 31, 2002          December 31, 2001          March 31, 2001
                                                                        ------------------------- ------------------------ ------------------------

Non-Performing Loans
  Non-Accrual Loans
    Business                                                                         $ 6,486                   $ 5,880                  $ 2,512
    Consumer                                                                          12,501                    13,532                    8,347
    Residential Mortgage                                                               6,225                     6,447                    5,584
    Single-Family Construction                                                         8,094                     8,165                    4,439
    Commercial Real Estate                                                             1,117                     2,475                    2,860
                                                                        ---------------------     ---------------------    ---------------------
  Total Non-Accrual Loans                                                             34,423                    36,499                   23,742
                                                                        ---------------------     ---------------------    ---------------------
  Accruing Loans
    Business - Current as to Interest and Principal                                        -                         -                    5,705
    Business - Past Due 90 Days or More                                                    -                       307                        -
    Consumer - Past Due 90 Days or More                                                2,666                     3,005                    3,952
Single-Famile Construction - Past Due 90 Days or More                                    253                         -                        -
                                                                        ---------------------     ---------------------    ---------------------
  Total Accruing Loans                                                                 2,919                     3,312                    9,657
                                                                        ---------------------     ---------------------    ---------------------
Total Non-Performing Loans                                                            37,342                    39,811                   33,399
  Other Real Estate Owned, Net                                                         8,378                     6,992                    3,225
                                                                        ---------------------     ---------------------    ---------------------
Total Non-Performing Assets                                                         $ 45,720                  $ 46,803                 $ 36,624
                                                                        =====================     =====================    =====================

Non-Performing Loans to Loans at End of Period                                          2.13%                    2.27%                   1.84%
Non-Performing Assets to Loans and OREO at End of Period                                2.60                      2.65                     2.01
Non-Interest Income

         Total non-interest income was $12,494,000 for the three months ended March 31, 2002, compared with $10,824,000 for the same period in 2001. The increase in non-interest income for the three months ended March 31, 2002 over the same period in 2001 was broad-based and was the result of First Indiana’s strategy of expanding client relationships.

         Loan and deposit charges increased 76 percent to $3,510,000 in the first quarter of 2002. The growth from the first quarter of 2001 resulted from a new fee initiative introduced in the second quarter of 2001, an expanded core checking and savings account base, and a lower earnings credit rate applied to compensating balances due to the lower interest rate environment.

         Loan servicing income in the first quarter of 2002 decreased 30 percent from the same period of 2001, primarily due to a decrease in loans serviced for others. At March 31, 2002, loans serviced for others totaled $780,204,000, compared to $969,487,000 at March 31, 2001. This decrease is primarily in residential loans serviced for others and results from loan prepayments due to the low interest rate environment experienced since mid-2001.

         FirstTrust Indiana’s fees increased 35 percent to $673,000 in the first quarter of 2002. The Bank’s investment advisory and trust division had assets under management at March 31, 2002 of $690,584,000, compared to $585,077,000 one year earlier.

         Other financial service fees and investment product sales commissions include the fee income of Somerset Financial Services and First Indiana Investor Services, Inc. Revenue from these companies’ activities in 2002 grew a combined $487,000, or 11 percent, from the first quarter of 2001. Somerset Financial Services historically generates strong first quarter fees from year-end audit and tax preparation services.

         Gain on the sale of loans in the first quarter of 2002 decreased 12 percent from the same period one year ago. Consumer loans sold in the first quarter of 2002 totaled $72,296,000 compared to $52,552,000 in the first quarter of 2001. Gain on the sale of loans was down due to lower prices in 2002 following relatively high prices realized in 2001.

         Other non-interest income for the three months ended March 31, 2002 increased $235,000 from the same period in 2001 and is primarily the result of increased prepayment fees on consumer loans.

Non-Interest Expense

         Non-interest expense for the three months ended March 31, 2002 was $17,090,000 compared to $16,697,000 for the same period in 2001, an increase of two percent.

         Salaries and benefits, representing well over 50 percent of non-interest expense, increased $511,000, or five percent, for the periods presented. Salary expense was $8,186,000 in the first quarter of 2002, compared to $7,939,000 in the first quarter of 2001, an increase of $247,000, or three percent, reflecting normal salary increases and staffing growth in the Corporation’s commercial lending and Somerset Financial Services lines of business, partially offset by a reduction in bonus and incentive expense. Employee benefits expense was $1,851,000 in the first quarter of 2002, compared to $1,587,000 in the first quarter of 2001, an increase of $264,000, or 17 percent, consisting largely of increased group insurance and other personnel expenses.

         Professional services expense and OREO operating expense, which is included in other expenses, increased compared to the first quarter last year due to loan delinquencies and foreclosures. Included in other expensesfor the first quarter of 2002 is a $128,000 loss on the disposition of Somerset Financial Services’ 50 percent stake in Paradym Technologies, Inc. ("Paradym"). As a condition of the approval of the Bank’s charter change, federal regulators required the disposition of Paradym.

         Offsetting these increases were decreases in equipment, marketing, telephone, supplies and postage, and expense accounts and other personnel expenses resulting from expense control efforts. Additionally, in accordance with provisions of FASB Statement No. 141, First Indiana ceased the amortization of goodwill beginning January 1, 2002.

         The Corporation’s efficiency ratio was 57.57 percent for the first quarter of 2002, compared to 55.75 percent for the first quarter of 2001. The decrease in net interest income compared to last year’s first quarter led to the higher efficiency ratio.

Financial Condition

         Total assets at March 31, 2002 were $2,044,567,000, a decrease of $2,090,000 from $2,046,657,000 at December 31, 2001 and a decrease of $66,378,000 from $2,110,945,000 at March 31, 2001.

         Loans at March 31, 2002 were $1,753,265,000, compared with $1,756,486,000 at December 31, 2001 and $1,814,494,000 at March 31, 2001. The continued effects of the loan portfolio restructuring are evident from growth in the targeted portfolio of business loans. Business loans at March 31, 2002 were $445,022,000, compared to $302,481,000 at March 31, 2001. Consumer and residential mortgage loan outstandings declined as a result of prepayments due to the lower interest rate environment. Though residential mortgages also decreased as a result of the Corporation’s strategy to de-emphasize this business, prepayments caused outstandings to decline faster than anticipated. To counteract this decrease, the Bank purchased $21,770,000 in residential mortgage loans during the first quarter of 2002.

         Total deposits were $1,408,426,000 at March 31, 2002, compared with $1,442,309,000 at March 31, 2001. Due to the Corporation’s continuing relationship-oriented strategy, the mix of deposits shifted to an increased percentage of core deposits, which reduced the Corporation’s dependence on higher-interest certificates of deposit and borrowed funds. Demand deposits were $326,466,000 at March 31, 2002 compared to $243,673,000 at March 31, 2001, an increase of 34 percent. Savings deposits were $443,096,000 at March 31, 2002 compared to $399,485,000 at March 31, 2001, an increase of 11 percent. Certificates of deposit were $638,864,000 at March 31, 2002, compared to $626,448,000 at December 31, 2001 and $799,151,000 at March 31, 2001.

         Federal Home Loan Bank (“FHLB”) advances totaled $281,609,000 at March 31, 2002, compared with $296,647,000 at December 31, 2001 and $306,719,000 at March 31, 2001. Short-term borrowings decreased to $99,083,000 at March 31, 2002 compared with $121,082,000 at December 31, 2001 and $110,001,000 at March 31, 2001.

Capital

         At March 31, 2002, shareholders’ equity was $212,306,000, or 10.38 percent of total assets, compared with $209,031,000, or 10.21 percent, at December 31, 2001 and $205,717,000, or 9.75 percent, at March 31, 2001.

         On January 16, 2002, the Board of Directors approved a five-for-four stock split, which was effected on February 27, 2002. All share and per share information has been restated to reflect the stock split.

         The Corporation paid a quarterly dividend of $0.16 per common share on March 15, 2002 to shareholders of record as of March 5, 2002. This reflects a 25 percent increase from a quarterly dividend of $0.128 per share in 2001.

         First Indiana Corporation is subject to capital requirements and guidelines imposed on holding companies by the Federal Reserve Board. First Indiana Bank is subject to capital requirements and guidelines imposed on national banks by the Office of the Comptroller of the Currency. The Corporation and the Bank are required by their respective regulators to maintain minimum capital ratios. The Federal Deposit Insurance Corporation Improvement Act of 1999 (“FDICIA”) established ratios and guidelines for banks to be considered “well-capitalized.” These capital requirements establish higher capital standards for banks and bank holding companies that assume greater risks. For this purpose, assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk ascribed to such assets or commitments.

         The following table shows the Corporation’s and the Bank’s strong capital levels and compliance with all capital requirements at March 31, 2002. Additionally, the Bank exceeds the capital levels set by FDICIA for a bank to be considered well-capitalized.

(Dollars in Thousands)                                                    Minimum                To be
                                                    Actual            Capital Adequacy      Well Capitalized
                                             -------------------    -------------------   --------------------
                                               Amount    Ratio        Amount    Ratio       Amount     Ratio
                                             -------------------    -------------------   --------------------
March 31, 2002
   Leverage (Tier 1 Capital to Average Assets)
      First Indiana Corporation                 $196,471   9.79%      $ 80,257   4.00 %      N/A       N/A
      First Indiana Bank                         177,629   8.89          79,918   4.00       $ 99,898    5.00%
  Tier 1 Capital (to Risk-Weighted Assets)
      First Indiana Corporation                 $196,471  10.55%      $ 74,504   4.00 %      N/A       N/A
      First Indiana Bank                         177,629   9.57          74,239   4.00       $111,358    6.00%
  Total Capital (to Risk-Weighted Assets)
      First Indiana Corporation                 $219,938  11.81%      $149,008   8.00 %      N/A       N/A
      First Indiana Bank                         201,014  10.83         148,477   8.00       $185,596   10.00%

Liquidity

         First Indiana Corporation conducts its business through subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investments in the Bank and Somerset.

         The Bank’s primary source of funds is deposits, which were $1,408,426,000 at March 31, 2002, $1,379,478,000 at December 31, 2001, and $1,442,309,000 at March 31, 2001. The Bank also relies on Federal Home Loan Bank advances, repurchase agreements, loan payments, loan payoffs, and sale of loans as sources of funds. Although the Bank continues to rely on core deposits as its chief source of funds, the use of borrowed funds, including Federal Home Loan Bank advances, continues to be an important component of the Bank’s liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

Item 3. Disclosures About Market Risk

Asset/Liability Management

         First Indiana engages in rigorous, formal asset/liability management, with objectives to manage interest rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. The management of interest rate risk entails the control, within acceptable limits, of the impact on earnings caused by fluctuating interest rates and changing rate relationships. In this process, management uses an internal earnings simulation model to identify and measure interest rate sensitivity. The Asset/Liability Committee (“ALCO”) reviews the earnings impact of various changes in interest rates each month and manages the risk to maintain an acceptable level of change in net interest income. The Board of Directors also reviews this information every quarter.

         The Corporation’s success is largely dependent upon its ability to manage interest rate risk, which is defined as the exposure of the Corporation’s net interest income and net earnings to changes in interest rates. ALCO is responsible for managing interest rate risk, and the Corporation has established acceptable limits for interest rate exposure, which are reviewed monthly. The Corporation uses a model that measures interest rate sensitivity to determine the impact on net interest income of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposits, estimated borrowing needs, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest rate sensitive instruments that are held to maturity or available for sale. The Corporation has no trading assets. Based on the information and assumptions in effect at March 31, 2002, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 4.3 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 4.7 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results.

         The Corporation also monitors interest rate sensitivity using traditional gap analysis. Gap analysis is a static management tool used to identify mismatches in the repricing of assets and liabilities within specified periods of time. It is a static indicator and does not attempt to predict the net interest income of a dynamic business in a rapidly changing environment. Significant adjustments may be made when the interest rate outlook changes.

         At March 31, 2002, First Indiana’s six-month and one-year cumulative gaps stood at a positive 4.50 percent and a positive 6.13 percent of total interest-earning assets. This compares with a positive 5.43 percent and a positive 3.30 percent at December 31, 2001.

         The following table shows First Indiana’s interest rate sensitivity at March 31, 2002 and December 31, 2001.

(Dollars in Thousands)                                                                      Over 180    Over One
                                                                   Percent      Within      Days to     Year to       Over
                                             Rate       Balance    of Total    180 Days     One Year   Five Years  Five Years
                                             ------   ----------------------  -----------  ----------- ----------- ------------
Interest-Earning Assets
  Federal Funds Sold                             - %           $ -        - %        $ -          $ -         $ -          $ -
  Securities Available for Sale               6.10         147,111     7.65       12,349       30,274      99,877        4,611
  FHLB / FRB Stock                            6.00          22,491     1.17            -            -           -       22,491
  Loans (1)
    Business                                  5.84         445,022    23.14      369,045       12,856      63,121            0
    Consumer                                  7.66         669,820    34.84      314,371       44,235     225,762       85,452
    Residential Mortgage                      6.59         285,448    14.84       74,498       53,857     121,998       35,095
    Single-Family Construction                5.35         227,268    11.82      204,541       11,363      11,364            -
    Commercial Real Estate                    6.57         125,707     6.54       91,154       11,714      16,556        6,283
                                                      -----------------------------------  ----------- ----------- ------------
                                              6.60     $ 1,922,867   100.00%  1,065,958      164,299     538,678      153,932
                                                      ========================-----------  ----------- ----------- ------------

Interest-Bearing Liabilities
  Deposits
    Demand Deposits (2)                       0.85       $ 160,322     9.88%     26,974            -           -      133,348
    Savings Deposits (2)                      1.40         443,096    27.29      399,427        1,129       9,031       33,509
    Certificates of Deposit $100,000 or
      Greater                                 5.24         201,225    12.40      111,271       34,979      54,975            -
    Other Certificates of Deposit             5.21         437,639    26.97      217,610       66,862     153,167            -
                                                      ----------------------  -----------  ----------- ----------- ------------
                                              3.29       1,242,282    76.54      755,282      102,970     217,173      166,857

  Borrowings
    Short-Term Borrowings                     1.71          99,083     6.11       99,083            -           -            -
    FHLB Advances                             4.59         281,609    17.35      125,000       30,000      85,822       40,787
                                                      -----------------------------------  ----------- ----------- ------------
                                              3.42       1,622,974   100.00%    979,365      132,970     302,995      207,644
                                                                   ===========

Net - Other (3)                                            299,893                                                     299,893

                                                      -------------           -----------  ----------- ----------- ------------
    Total                                              $ 1,922,867               979,365      132,970     302,995      507,537
                                                      =============

                                                                              -----------  ----------- ----------- ------------
Rate Sensitivity Gap                                                            $ 86,593     $ 31,329   $ 235,683    $(353,605)
                                                                              ===========  =========== =========== ============

March 31, 2002 - Cumulative Rate Sensitivity Gap                                $ 86,593    $ 117,922   $ 353,605
                                                                              ===========  =========== ===========

Percent of Total Interest-Earning Assets                                           4.50%        6.13%      18.39%
                                                                              ===========  =========== ===========

December 31, 2001 - Cumulative Rate Sensitivity Gap                            $ 104,575     $ 63,624   $ 329,676
                                                                              ===========  =========== ===========

Percent of Total Interest-Earning Assets                                           5.43%        3.30%      17.11%
                                                                              ===========  =========== ===========
(1)	The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable-rate loans is based on the earliest repricing date for each loan. Included in consumer loans are $22.3 million of home equity loans held for sale and $0.1 million of residential loans held for sale.
(2)	A portion of these deposits has been included in the Over Five Years category to reflect management’s assumption that these accounts are not rate-sensitive. This assumption is based upon the historic trends on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.
(3)	Net - Other is the excess of non-interest-bearing liabilities and capital over non-interest-earning assets.

Part II        Other Information

Items 1, 2, and 3 are not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.
The annual meeting of shareholders was held April 30, 2002.
Proposal No. 1: Election of Directors. The following directors were elected at this meeting:
                                      Votes For       Votes Withheld
                                     ------------    ----------------
             Pedro P. Granadillo      10,422,448             903,489
             Marni McKinney           10,238,238           1,087,739
             Phyllis W. Minott        10,442,962             883,015
The following directors' terms of office continued after the meeting: Gerald L. Bepko Andrew Jacobs, Jr. Robert H. McKinney Owen B. Melton, Jr. Michael L. Smith John W. Wynne
Proposal No. 2: Approval of the 2002 Stock Incentive Plan.
                                        Votes For      Votes Against      Abstain
                                      ------------    ---------------    ---------
             Stock Incentive Plan       6,187,810        2,306,871         89,641
Proposal No. 3: Ratification of the selection of KPMG as Auditors.
                                      Votes For       Votes Against      Abstain
                                     ------------    ---------------    ---------
             Ratification of KPMG     11,209,823          80,480          35,674
Item 5.	Other Information

(a)     Shareholder Rights Agreement –  The Corporation's transfer agent, National City Bank, has been appointed successor Rights Agent pursuant to the Corporation’s Rights Agreement, dated November 14, 1997. This change in the Rights Agent is reflected in the Amendment to Rights Agreement effective as of May 8, 2002, a copy of which is being filed as an exhibit to this report. In addition, the Amendment provides that prior to the Distribution Date, notice to Rights holders may occur by including information in a report filed by the Corporation pursuant to the Securities

Exchange Act of 1934. Since the original execution of the Rights Agreement, the Corporation has completed a six-for-five split in March 1998 and five-for-four split in February 2002. As a result of these two stock splits, the terms of the Rights have been automatically adjusted pursuant to the Rights Agreement so that: (1) 0.0067 of a share of Series A Junior Participating Preferred Stock (“Series A Preferred Stock”) is issuable upon exercise of each Right; (2) the purchase price for each 0.0067 of a share of Series A Preferred Stock issuable upon exercise of a Right is $56.67; and (3) the redemption price with respect to each Right is $0.0067. The terms of the Series A Preferred Stock have also automatically adjusted to reflect the stock splits so that each share of Series A Preferred Stock is entitled to: (a) 150 votes; (b) a dividend equal to the greater of $1 or 150 times any dividend declared per share of the Corporation’s common stock; (c) an aggregate payment of 150 times the payment made per share of the Corporation’s common stock in the event of a liquidation of the Corporation; and (d) the receipt of 150 times the amount received per share of the Corporation’s common stock in any merger, consolidation or other transaction in which the Corporation’s common stock is exchanged.

(b)     Information on Forward-Looking Statements –  Statements contained in this presentation that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) which involve significant risks and uncertainties. The Corporation intends such forward-looking statements to be covered by the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe-harbor provisions. The Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and involves a number of risks and uncertainties. In particular, among the factors that could cause actual results to differ materially are changes in interest rates, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets in general or the loan market in particular, changes in the real estate market, statutory or regulatory changes, or unanticipated results in pending legal proceedings. The fact that there are various risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Corporation undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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
4 Amendment to Rights Agreement, which is being file as an exhibit to this filing.
(b) Reports on Form 8-K
(i) On January 16, 2002, a Form 8-K was filed related to the January 15, 2002, fourth quarter 2001 earnings release.
(ii) On January 17, 2002, a Form 8-K was filed related to the January 16, 2002 press release announcing a five-for-four stock split.
(iii) On April 16, 2002, a Form 8-K was filed related to the April 15, 2002, first quarter 2002 earnings release.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                            First Indiana Corporation

May 13, 2002                                                     /s/ Owen B. Melton, Jr.
                                                                            _____________________________
                                                                            Owen B. Melton, Jr.
                                                                            President

May 13, 2002                                                     /s/ William J. Brunner
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