Form 10-Q
period 2002-06-30
FIRST INDIANA CORP
filed 2002-07-30
CIK 789670

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Shares

Common Stock, par value $0.01 per share	Outstanding at 07/26/2002
15,574,410

FIRST INDIANA CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                    June 30     December 31    June 30
                                                                      2002         2001         2001
                                                                  ------------- ------------ ------------
Assets
  Cash                                                                $ 62,464     $ 62,147     $ 43,183
  Federal Funds Sold                                                         -            -            -
                                                                  ------------- ------------ ------------
    Total Cash and Cash Equivalents                                     62,464       62,147       43,183
  Securities Available for Sale                                        145,085      147,863      154,527
  Federal Home Loan Bank and Federal Reserve Bank Stock                 22,491       22,491       21,591
  Loans
    Business                                                           495,427      443,461      370,332
    Consumer                                                           672,972      675,111      727,543
    Residential Mortgage                                               278,505      292,503      398,354
    Single-Family Construction                                         220,658      224,926      240,722
    Commercial Real Estate                                             142,532      120,485      113,445
                                                                  ------------- ------------ ------------
  Total Loans                                                        1,810,094    1,756,486    1,850,396
    Allowance for Loan Losses                                          (37,353)     (37,135)     (35,304)
                                                                  ------------- ------------ ------------
  Net Loans                                                          1,772,741    1,719,351    1,815,092
  Premises and Equipment                                                20,148       20,587       20,918
  Accrued Interest Receivable                                           11,936       15,246       17,325
  Goodwill                                                              13,045       13,045       13,482
  Other Assets                                                          49,428       45,927       44,976
                                                                  ------------- ------------ ------------
Total Assets                                                       $ 2,097,338  $ 2,046,657  $ 2,131,094
                                                                  ============= ============ ============

Liabilities and Shareholders' Equity
  Liabilities
    Non-Interest-Bearing Deposits                                    $ 169,461    $ 165,023    $ 165,392
    Interest-Bearing Deposits
        Demand Deposits                                                160,781      140,175      113,166
        Savings Deposits                                               414,581      447,832      411,498
        Certificates of Deposit                                        638,725      626,448      744,952
                                                                  ------------- ------------ ------------
      Total Interest-Bearing Deposits                                1,214,087    1,214,455    1,269,616
                                                                  ------------- ------------ ------------
    Total Deposits                                                   1,383,548    1,379,478    1,435,008
    Short-Term Borrowings                                              143,142      121,082      117,388
    Federal Home Loan Bank Advances                                    319,538      296,647      326,652
    Accrued Interest Payable                                             2,942        3,804        5,229
    Advances by Borrowers for Taxes and Insurance                       11,363       12,251       12,574
    Other Liabilities                                                   18,742       24,364       24,685
                                                                  ------------- ------------ ------------
  Total Liabilities                                                  1,879,275    1,837,626    1,921,536
                                                                  ------------- ------------ ------------
  Shareholders' Equity
    Preferred Stock, $0.01 Par Value:  2,000,000 Shares
     Authorized; None Issued                                                 -            -            -
    Common Stock, $0.01 Par Value:  33,000,000 Shares Authorized;
      Issued:  2002 - 17,246,624 Shares;
           2001 - 17,127,770 and 17,053,075 Shares                         172          171          171
    Capital Surplus                                                     43,222       41,837       40,877
    Retained Earnings                                                  191,077      183,196      180,543
    Accumulated Other Comprehensive Income                               3,825        4,084        3,062
    Treasury Stock at Cost: 2002 - 1,680,730 Shares;
         2001 - 1,684,476 and 1,420,839 Shares                         (20,233)     (20,257)     (15,095)
                                                                  ------------- ------------ ------------
  Total Shareholders' Equity                                           218,063      209,031      209,558
                                                                  ------------- ------------ ------------
Total Liabilities and Shareholders' Equity                         $ 2,097,338  $ 2,046,657  $ 2,131,094
                                                                  ============= ============ ============

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                 Three Months Ended June 30         Six Months Ended June 30
                                               -------------------------------- ---------------------------------
                                                    2002            2001             2002             2001
                                               -------------------------------- ---------------- ----------------
Interest Income
  Loans                                               $ 29,343        $ 37,761         $ 58,371         $ 77,162
  Securities Available for Sale                          2,173           2,541            4,415            5,135
  Dividends on FRB and FHLB Stock                          350             417              683              843
  Federal Funds Sold                                         3             158               15              340
                                               -------------------------------- ---------------- ----------------
    Total Interest Income                               31,869          40,877           63,484           83,480
                                               -------------------------------- ---------------- ----------------
Interest Expense
  Deposits                                               9,772          16,075           19,972           33,213
  Short-Term Borrowings                                    527           1,126              922            2,552
  Federal Home Loan Bank Advances                        3,097           4,796            6,923            9,709
                                               -------------------------------- ---------------- ----------------
    Total Interest Expense                              13,396          21,997           27,817           45,474
                                               -------------------------------- ---------------- ----------------
Net Interest Income                                     18,473          18,880           35,667           38,006
  Provision for Loan Losses                              4,159           2,439            6,769            4,878
                                               -------------------------------- ---------------- ----------------
Net Interest Income after Provision for Loan
    Losses                                              14,314          16,441           28,898           33,128
                                               -------------------------------- ---------------- ----------------
Non-Interest Income
  Loan and Deposit Charges                               3,897           3,354            7,407            5,347
  Loan Servicing Income                                    203             123              434              451
  Loan Fees                                                792           1,010            1,397            1,993
  Trust Fees                                               655             535            1,328            1,035
  Somerset Financial Services Fees                       2,539           2,226            6,822            6,295
  Investment Product Sales Commissions                     927             468            1,535              803
  Sale of Loans                                          2,052           3,015            3,933            5,163
  Sale of Investment Securities                            223               -              223                -
  Other                                                    667             704            1,370            1,172
                                               -------------------------------- ---------------- ----------------
    Total Non-Interest Income                           11,955          11,435           24,449           22,259
Non-Interest Expense
  Salaries and Benefits                                  8,616           9,390           18,653           18,916
  Net Occupancy                                          1,041             909            2,021            1,822
  Equipment                                              1,555           1,786            3,144            3,461
  Professional Services                                  1,025           1,014            2,096            1,943
  Marketing                                                494             690            1,153            1,381
  Telephone, Supplies, and Postage                         893             903            1,672            1,785
  Goodwill Amortization                                      -             237                -              463
  Other                                                  1,669           1,796            3,644            3,651
                                               -------------------------------- ---------------- ----------------
    Total Non-Interest Expense                          15,293          16,725           32,383           33,422
                                               -------------------------------- ---------------- ----------------
Earnings before Income Taxes                            10,976          11,151           20,964           21,965
Income Taxes                                             4,080           4,308            7,685            8,432
                                               -------------------------------- ---------------- ----------------
Net Earnings                                           $ 6,896         $ 6,843         $ 13,279         $ 13,533
                                               ================================ ================ ================

Basic Earnings Per Share                                $ 0.45          $ 0.44           $ 0.86           $ 0.87
                                               ================================ ================ ================

Diluted Earnings Per Share                              $ 0.43          $ 0.42           $ 0.84           $ 0.84
                                               ================================ ================ ================

Dividends Per Common Share                              $ 0.16         $ 0.128           $ 0.32          $ 0.256
                                               ================================ ================ ================

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
(Unaudited)

                                                                                                                           Accumulated
                                                                                                                              Other                            Total
                                                                     Common Stock                 Capital     Retained    Comprehensive       Treasury     Shareholders'
                                                                   -----------------------------
                                                                        Shares         Amount     Surplus     Earnings    Income (Loss)        Stock          Equity
                                                                   ----------------- ----------- ----------- ----------- ----------------- --------------- --------------

Balance at December 31, 2001                                             15,443,294       $ 171     $41,837    $183,196           $ 4,084       $ (20,257)     $ 209,031

Comprehensive Income:
  Net Earnings                                                                    -           -           -      13,279                 -               -         13,279
  Unrealized Loss on Securities Available for Sale of $428,
    Net of Income Taxes and Reclassification Adjustment of
     $135, Net of Income Taxes                                                    -           -           -           -              (259)              -           (259)
                                                                                                                                                           --------------
Total Comprehensive Income                                                                                                                                        13,020
Dividends on Common Stock - $0.32 per share                                       -           -           -      (4,969)                -               -         (4,969)
Exercise of Stock Options                                                   130,566           1       1,444           -                 -               -          1,445
Tax Benefit of Option Compensation                                                -           -         122           -                 -               -            122
Common Stock Issued under Restricted Stock Plans -
  Net of Amortization                                                             -           -           -        (429)                -               -           (429)
Purchase of Treasury Stock                                                       (4)          -           -           -                 -               -              -
Reissuance of Treasury Stock                                                  3,751           -          41           -                 -              24             65
Payment for Fractional Shares                                                  (530)          -         (11)          -                 -               -            (11)
Redemption of Common Stock                                                  (11,183)          -        (211)          -                 -               -           (211)

                                                                   ----------------- ----------- ----------- ----------- ----------------- --------------- --------------
Balance at June 30, 2002                                                 15,565,894       $ 172     $43,222    $191,077           $ 3,825       $ (20,233)     $ 218,063
                                                                   ================= =========== =========== =========== ================= =============== ==============

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)

                                                                     Six Months Ended June 30
                                                                ------------------------------------
                                                                      2002               2001
                                                                ------------------ -----------------
Cash Flows from Operating Activities
Net Earnings                                                             $ 13,279          $ 13,533
Adjustments to Reconcile Net Earnings to
  Net Cash from Operating Activities
    Gain on Sale of Loans and Securities Available for Sale, Net           (4,156)           (5,163)
    Amortization of Goodwill                                                    -               463
    Amortization of Premium, Discount, and Other Intangibles                  315             1,197
    Depreciation and Amortization of Premises and Equipment                 1,384             1,376
    Net Accretion of Loans                                                    485               299
    Provision for Loan Losses                                               6,769             4,878
    Origination of Loans Held For Sale Net of Principal Collected        (100,409)         (128,921)
    Proceeds from Sale of Loans Held for Sale                             141,544           134,368
    Tax Benefit of Option Compensation                                        122               160
    Change In:
      Accrued Interest Receivable                                           3,310             1,002
      Other Assets                                                         (4,712)          (11,507)
      Accrued Interest Payable                                               (862)           (1,523)
      Other Liabilities                                                    (5,579)            2,524
                                                                ------------------ -----------------
Net Cash Provided by Operating Activities                                  51,490            12,686
                                                                ------------------ -----------------

Cash Flows from Investing Activities
  Proceeds from Sale of Securities Available for Sale                      10,223                 -
  Proceeds from Maturities of Securities Available for Sale                12,989             6,106
  Purchase of Securities Available for Sale                               (20,000)                -
  Originations of Loans Net of Principal Collected                        (55,872)          (64,225)
  Purchase of Loans                                                       (41,974)                -
  Purchase of Premises and Equipment                                       (1,194)           (3,442)
  Proceeds from Sale of Premises and Equipment                                246               343
  Acquisition of Somerset, Net of Cash Acquired                               (43)             (333)
                                                                ------------------ -----------------
Net Cash Used by Investing Activities                                     (95,625)          (61,551)
                                                                ------------------ -----------------

Cash Flows from Financing Activities
  Net Change in Deposits                                                    4,070            35,025
  Net Change in Short-Term Borrowings                                      22,060              (337)
  Repayment of Federal Home Loan Bank Advances                           (247,109)         (125,102)
  Borrowings of Federal Home Loan Bank Advances                           270,000           115,000
  Net Change in Advances by Borrowers for Taxes and Insurance                (888)            6,386
  Stock Option Proceeds                                                     1,234               814
  Purchase of Treasury Stock                                                    -              (849)
  Reissuance of Treasury Stock                                                 65                 -
  Payment for Fractional Shares                                               (11)                -
  Dividends Paid                                                           (4,969)           (4,003)
                                                                ------------------ -----------------
Net Cash Provided by Financing Activities                                  44,452            26,934
                                                                ------------------ -----------------

Net Change in Cash and Cash Equivalents                                       317           (21,931)
  Cash and Cash Equivalents at Beginning of Period                         62,147            65,114
                                                                ------------------ -----------------
Cash and Cash Equivalents at End of Period                               $ 62,464          $ 43,183
                                                                ================== =================

See Notes to Condensed Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2002
(Unaudited)

Note 1 - Basis of Presentation

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements include the accounts of First Indiana Corporation and its subsidiaries ("Corporation"). The principal subsidiaries of the Corporation are First Indiana Bank and its subsidiaries ("Bank") and Somerset Financial Services, LLC ("Somerset"). A summary of the Corporation's significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

         All share and per share data have been restated to reflect the five-for-four stock split declared on January 16, 2002.

         Certain amounts in the Condensed Consolidated Financial Statements relating to prior periods have been reclassified to conform to current reporting presentation.

Note 2 - Earnings Per Share

         Basic earnings per share for 2002 and 2001 were computed by dividing net earnings by the weighted average shares of common stock outstanding (15,546,223 and 15,647,628 for the three months ended June 30, 2002 and 2001 and 15,510,241 and 15,625,271 for the six months ended June 30, 2002 and 2001). Diluted earnings per share for 2002 and 2001 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (15,899,768 and 16,104,571 for the three months ended June 30, 2002 and 2001 and 15,813,105 and 16,081,306 for the six months ended June 30, 2002 and 2001). Dilution of the per-share calculation relates to stock options.

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

Note 4 - Segment Reporting

         The Corporation's business units are primarily organized to operate in the financial services industry and are determined by the products and services offered. The commercial segment originates business, single-family construction, and commercial real estate loans, encompasses the portfolio of Community Reinvestment Act loans, and provides traditional cash management services to business customers. The consumer segment includes the origination, sale, and portfolio activities of both home equity and installment loans, and the residential segment encompasses the portfolio of residential first mortgage loans. Investment portfolio management is included in the treasury segment. The retail segment includes the Bank's 26-branch network and investment product sales division. FirstTrust Indiana includes the services, fees, and costs of the trust segment. The Somerset segment includes all activities of the Corporation's Somerset Financial Services subsidiary. Revenues in the Corporation's segments are generated from loans, deposits, investments, servicing fees, loan sales, and fee income. There are no foreign operations.

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

Segment Reporting (1)

(Dollars in Thousands)
                                                                                                                                                                 Second Quarter
                                                                                                                                Somerset                              2002
                                                                                                       Retail                   Financial                         Consolidated
                                         Commercial      Consumer      Residential      Treasury       Banking    FirstTrust    Services      Non-Segment            Totals
                                        -------------- -------------- -------------- --------------- ------------ ------------ ------------ ------------------- ------------------
Average Segment Assets                      $ 816,486      $ 669,364      $ 286,440       $ 213,754     $ 20,960        $ 512      $14,201         $ 45,943           $ 2,067,660
Net Interest Income                             7,592          6,022          1,008           1,615        2,105            -           13              118 (2)            18,473
Non-Interest Income                             1,193          1,567              -             268        4,322          654        2,540            1,411                11,955
Intersegment Income (Expense)                       -            109           (109)              -            -            -            -                - (3)                 -
Significant Noncash Items:
  Provision for Loan Losses                     2,887          1,249             23               -            -            -            -                -                 4,159
  Goodwill Amortization                             -              -              -               -            -            -            -                -                     -
Earning (Loss) before Income Taxes              2,995          4,762            755           1,332        1,710          141           56             (775)               10,976

                                                                                                                                                                 Second Quarter
                                                                                                                                Somerset                              2001
                                                                                                       Retail                   Financial                         Consolidated
                                         Commercial      Consumer      Residential      Treasury       Banking    FirstTrust    Services      Non-Segment            Totals
                                        -------------- -------------- -------------- --------------- ------------ ------------ ------------ ------------------- ------------------
Average Segment Assets                      $ 661,069      $ 721,782      $ 421,917       $ 234,099     $ 18,203        $ 814      $13,565         $ 49,269           $ 2,120,718
Net Interest Income                             7,099          5,532            826             381        4,812            -           20              210 (2)            18,880
Non-Interest Income                             1,444          2,738              0              15        3,263          535        2,228            1,212                11,435
Intersegment Income (Expense)                       -            106           (106)              -            -            -            -                - (3)                 -
Significant Noncash Items:
  Provision for Loan Losses                     1,172          1,235             32               -            -            -            -                -                 2,439
  Goodwill Amortization                             -              -              -               -           31            -          117               89                   237
Earning (Loss) before Income Taxes              4,745          5,183            325            (268)       4,204          127          (58)          (3,107)               11,151

                                                                                                                                                                    First Six
                                                                                                                                Somerset                           Months 2002
                                                                                                       Retail                   Financial                         Consolidated
                                         Commercial      Consumer      Residential      Treasury       Banking    FirstTrust    Services      Non-Segment            Totals
                                        -------------- -------------- -------------- --------------- ------------ ------------ ------------ ------------------- ------------------
Average Segment Assets                      $ 796,989      $ 666,691      $ 283,158       $ 217,375     $ 20,830        $ 525      $13,343         $ 44,780           $ 2,043,691
Net Interest Income                            14,835         11,964          1,835           2,604        4,153            -           22              254 (2)            35,667
Non-Interest Income                             2,248          3,033              -             283        7,872        1,327        6,857            2,829                24,449
Intersegment Income (Expense)                       -            218           (218)              -            -            -            -                - (3)                 -
Significant Noncash Items:
  Provision for Loan Losses                     3,358          3,444            (33)              -            -            -            -                -                 6,769
  Goodwill Amortization                             -              -              -               -            -            -            -                -                     -
Earning (Loss) before Income Taxes              8,002          7,989          1,392           1,788        2,956          242        1,737           (3,142)               20,964

                                                                                                                                                                    First Six
                                                                                                                                Somerset                           Months 2001
                                                                                                       Retail                   Financial                         Consolidated
                                         Commercial      Consumer      Residential      Treasury       Banking    FirstTrust    Services      Non-Segment            Totals
                                        -------------- -------------- -------------- --------------- ------------ ------------ ------------ ------------------- ------------------
Average Segment Assets                      $ 622,866      $ 727,399      $ 439,948       $ 230,635     $ 17,731        $ 672      $12,881         $ 48,921           $ 2,101,053
Net Interest Income                            13,419         10,437          1,995           4,796        6,877            -           37              445 (2)            38,006
Non-Interest Income                             2,694          4,539              -              27        5,177        1,035        6,297            2,490                22,259
Intersegment Income (Expense)                       -            215           (215)              -            -            -            -                - (3)                 -
Significant Noncash Items:
  Provision for Loan Losses                     1,917          2,892             69               -            -            -            -                -                 4,878
  Goodwill Amortization                             -              -              -               -           61            -          228              174                   463
Earning (Loss) before Income Taxes              9,145          8,476            976           3,550        4,236          171        1,612           (6,201)               21,965
(1)	First Indiana implemented a new management reporting system in the first quarter of 2002, including a new transfer pricing methodology for funds used or provided by the various segments. Amounts shown for 2001 have been reclassified to reflect the change in management reporting format.

(2)	The net interest income amounts in the segment results reflect not only the actual interest income and expense from segment activities, but also amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.

(3)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are not included in the Corporation’s actual results.

Note 5 - Recent Accounting Pronouncements

         Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") resulting in no goodwill impairment. In accordance with the new standard, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment tests at least annually. The Corporation had no existing intangible assets acquired in prior purchase business combinations and recognized no impairment loss relating to intangible assets upon adoption of SFAS 142.

         The following table shows information relating to the adoption of SFAS 142.

(Dollars in Thousands, Except Per Share Amounts)

                                           For the Three Months Ended                 For the Six Months Ended
                                        June 30, 2002      June 30, 2001          June 30, 2002       June 30, 2001
                                      ------------------ -------------------    ------------------  ------------------
Net Income                                      $ 6,896             $ 6,843              $ 13,279            $ 13,533
Add back:  Goodwill Amortization                      -                 237                     -                 463
                                      ------------------ -------------------    ------------------  ------------------
Adjusted Net Income                             $ 6,896             $ 7,080              $ 13,279            $ 13,996
                                      ================== ===================    ==================  ==================

Basic Earnings Per Share                         $ 0.45              $ 0.44                $ 0.86              $ 0.87
Add back:  Goodwill Amortization                      -                0.02                     -                0.03
                                      ------------------ -------------------    ------------------  ------------------
Adjusted Basic Earnings Per Share                $ 0.45              $ 0.46                $ 0.86              $ 0.90
                                      ================== ===================    ==================  ==================

Diluted Earnings Per Share                       $ 0.43              $ 0.42                $ 0.84              $ 0.84
Add back:  Goodwill Amortization                      -                0.01                     -                0.03
                                      ------------------ -------------------    ------------------  ------------------
Adjusted Diluted Earnings Per Share              $ 0.43              $ 0.43                $ 0.84              $ 0.87
                                      ================== ===================    ==================  ==================

         The following table shows changes in the carrying amount of goodwill for the six months ended June 30, 2002.

(Dollars in Thousands)                                                  Somerset
                                                           Retail       Financial
                                         Commercial       Banking       Services
                                           Segment        Segment        Segment         Total
                                        --------------  -------------  ------------   ------------
Balance as of January 1, 2002                 $ 4,108        $ 2,578       $ 6,359       $ 13,045
Changes during the period                           -              -             -              -
                                        --------------  -------------  ------------   ------------
Balance as of June 30, 2002                   $ 4,108        $ 2,578       $ 6,359       $ 13,045
                                        ==============  =============  ============   ============

         The following table shows the change in the carrying amount of capitalized loan servicing rights:

(Dollars in Thousands)                           Three Months Ended June 30            Six Months Ended June 30
                                                  2002               2001               2002              2001
                                             ----------------   ----------------   ----------------  ----------------
Balance at Beginning of Period                       $ 9,863            $ 8,870            $ 9,819           $ 8,249
Additions                                                512              1,564              1,244             2,684
Amortization of Servicing Rights                        (629)              (637)            (1,313)           (1,136)
Change in Valuation Reserves                             (67)              (100)               (71)             (100)
                                             ----------------   ----------------   ----------------  ----------------
Balance at End of Period                             $ 9,679            $ 9,697            $ 9,679           $ 9,697
                                             ================   ================   ================  ================

         Effective January 1, 2002, the Corporation adopted Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Since SFAS 144 maintains many of the fundamental provisions of current accounting pronouncements, the adoption of this standard did not have a material impact on the financial condition or results of operations of the Corporation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Financial Highlights
(Dollars in Thousands, Except Per Share Data)

                                         For the Three Months Ended            For the Six Months Ended
                                                   June 30                            June 30
                                       ------------------------------      ------------------------------
                                           2002             2001               2002            2001
                                       --------------   -------------      -------------   --------------
Net Interest Income                         $ 18,473        $ 18,880           $ 35,667         $ 38,006
Provision for Loan Losses                      4,159           2,439              6,769            4,878
Non-Interest Income                           11,955          11,435             24,449           22,259
Non-Interest Expense                          15,293          16,725             32,383           33,422
Net Earnings                                   6,896           6,843             13,279           13,533

Basic Earnings Per Share                      $ 0.45          $ 0.44             $ 0.86           $ 0.87
Diluted Earnings Per Share                      0.43            0.42               0.84             0.84
Dividends Per Share                            0.160           0.128              0.320            0.256

Net Interest Margin                             3.76%          3.73%             3.68%           3.78%
Efficiency Ratio                               50.26           55.17              53.87            55.46
Annualized Return on Average Equity            12.80           13.19              12.53            13.29
Annualized Return on Average Assets             1.34            1.29               1.31             1.30

Average Shares Outstanding                15,546,223      15,647,628         15,510,241       15,625,271
Average Diluted Shares Outstanding        15,899,768      16,104,571         15,813,105       16,081,306

                                                 At June 30
                                       ------------------------------
                                           2002             2001
                                       --------------   -------------
Assets                                   $ 2,097,338     $ 2,131,094
Loans                                      1,810,094       1,850,396
Deposits                                   1,383,548       1,435,008
Shareholders' Equity                         218,063         209,558
Shareholders' Equity/Assets                    10.40%          9.83%
Shareholders' Equity Per Share               $ 14.01         $ 13.41
Market Closing Price                           21.77           20.82

Shares Outstanding                        15,565,894      15,632,236

Summary of Corporation's Results

     First Indiana Corporation and subsidiaries had net earnings of $6,896,000 for the three months ended June 30, 2002, compared with net earnings of $6,843,000 for the same period last year. Diluted earnings per share for the three months ended June 30, 2002 were $0.43, compared with $0.42 per share for the same period one year ago. Cash dividends for the second quarter of 2002 and 2001 were $0.16 and $0.128 per share of common stock outstanding.

     For the first six months of 2002, net earnings were $13,279,000, compared with $13,533,000 one year ago. For the six months ended June 30, 2002, diluted earnings per share were $0.84, compared with $0.84 for the same period one year ago. Cash dividends for the six months ended June 30, 2002 and 2001 were $0.32 and $0.256 per common share outstanding.

     Effective January 1, 2002, First Indiana adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets;” (“SFAS 142”). In accordance with the new standard, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment tests at least annually. If these standards had been adopted in 2001, earnings for the second quarter would have been $7,080,000 or $0.43 per diluted share. Earnings for the six months ended June 30, 2001 would have been $13,996,000 or $0.87 per diluted share.

     Annualized return on total average assets was 1.34 percent for the three months ended June 30, 2002, compared with 1.29 percent for the same period one year ago. For the six months ended June 30, 2002, the Corporation's annualized return on total average assets was 1.31 percent, compared with 1.30 percent for the same period in 2001.

     Annualized return on total average equity was 12.80 percent for the three months ended June 30, 2002, compared with 13.19 percent for the same period one year ago. For the six months ended June 30, 2002, the Corporation's annualized return on total average equity was 12.53 percent, compared with 13.29 percent for the same period in 2001.

Net Interest Income

     Net interest income was $18,473,000 and $35,667,000 for the three and six months ended June 30, 2002, respectively, compared with $18,880,000 and $38,006,000 for the three and six months ended June 30, 2001, respectively. Earning assets averaged $1,962,889,000 in the second quarter of 2002, compared with $2,020,588,000 for the same quarter in 2001. Net interest margin was 3.76 percent and 3.68 percent in the second quarter and first six months of 2002, respectively, compared to 3.73 percent and 3.78 percent in the second quarter and first six months of 2001, respectively. Rapidly falling interest rates in 2001, combined with a net asset-sensitive position within a one year-time period accounts for the lower margin in the year-to-date comparisons. A 16 percent increase in lower-cost interest-bearing demand and savings deposits in the first six months of 2002 compared to the first six months of 2001 helped to partially mitigate the impact of the rate reductions on the net interest margin. Net interest margin in the second quarter 2002 increased 18 basis points over the first quarter 2002 margin of 3.58 percent. This rebound reflects the downward repricing of liability rates as they catch up with the rate reductions in assets that occurred last year.

     The contribution of interest-free funds to net interest margin varies depending on the level of interest-free funds and the level of interest rates. Interest-free funds averaged $299,157,000 and $298,385,000 in the second quarter and first six months of 2002, respectively, compared to $281,743,000 and $274,196,000 for the comparable periods of 2001. Average interest-free funds provided 49 and 53 basis points to the second quarter and year to date 2002 margin, respectively, compared with 70 and 73 basis points for the same periods in 2001. Although interest-free funds were higher in both periods of 2002, their impact declined compared to the second quarter and first six months of 2001 due to the lower interest rate environment.

     The following tables provide information on the Corporation's net interest margin.

Net Interest Margin
(Dollars in Thousands, Except Per Share Data)

                                                           Three Months Ended
                                    --------------------------------------------------------------------
                                              June 30, 2002                     June 30, 2001
                                    --------------------------------- ----------------------------------
                                        Average             Yield /        Average             Yield /
                                        Balance    Interest  Rate          Balance   Interest   Rate
                                    ------------ ---------- --------- ------------ ---------- ---------
Assets
    Federal Funds Sold                  $ 1,341        $ 3   0.97%       $ 14,846      $ 158   4.26%
    Securities Available for Sale       146,239      2,173   5.94          157,123      2,541   6.47
    FHLB and FRB Stock                   22,491        350   6.22           21,591        417   7.73
    Loans
        Business                        469,760      6,630   5.66          333,900      6,826   8.20
        Consumer                        681,360     12,825   7.53          733,006     16,553   9.03
        Residential Mortgage            284,780      4,795   6.74          421,047      7,474   7.10
        Single-Family Construction      225,502      2,982   5.30          229,540      4,610   8.05
        Commercial Real Estate          131,416      2,111   6.44          109,535      2,298   8.41
                                    ------------ ----------           ------------------------
    Total Loans                       1,792,818     29,343   6.55        1,827,028     37,761   8.28
                                    ------------ ----------           ------------------------
  Total Earning Assets                1,962,889     31,869   6.50        2,020,588     40,877   8.10
  Other Assets                          104,771                            100,130
                                    ------------                      -------------
Total Assets                         $2,067,660                         $2,120,718
                                    ============                      =============

Liabilities and Shareholders' Equity
    Interest-Bearing Deposits
      Demand Deposits                 $ 168,690      $ 357   0.85%      $ 121,190      $ 430   1.42%
      Savings Deposits                  425,240      1,430   1.35          401,964      3,706   3.70
      Certificates of Deposit           657,105      7,985   4.87          773,852     11,939   6.19
                                    ------------ ----------           ------------------------
    Total Interest-Bearing Deposits   1,251,035      9,772   3.13        1,297,006     16,075   4.97
    Short-Term Borrowings               123,207        527   1.72          108,437      1,126   4.17
    Federal Home Loan Bank Advances     289,490      3,097   4.29          333,402      4,796   5.77
                                    ------------ ----------           ------------------------
  Total Interest-Bearing Liabilities  1,663,732     13,396   3.23        1,738,845     21,997   5.07
  Non-Interest-Bearing Demand
   Deposits                             148,288                            126,950
  Other Liabilities                      39,635                             46,808
  Shareholders' Equity                  216,005                            208,115
                                    ------------                      -------------
Total Liabilities and Shareholders'
  Equity                             $2,067,660                         $2,120,718
                                    ============ ----------           =============-----------
Net Interest Income/Spread                        $ 18,473   3.27%                  $ 18,880   3.03%
                                                 ========== =========              =========== =========
Net Interest Margin                                          3.76%                             3.73%
                                                            =========                          =========

Net Interest Margin
(Dollars in Thousands, Except Per Share Data)

                                                          Six Months Ended
                                    --------------------------------------------------------------------
                                              June 30, 2002                     June 30, 2001
                                    --------------------------------- ----------------------------------
                                        Average             Yield /        Average             Yield /
                                        Balance    Interest  Rate          Balance   Interest   Rate
                                    ------------ ---------- --------- ------------ ---------- ---------

Assets
    Federal Funds Sold                  $ 2,171       $ 15   1.41%      $ 13,986      $ 340    4.90%
    Securities Available for Sale       147,573      4,415   5.98         158,172      5,135    6.49
    FHLB and FRB Stock                   22,491        683   6.07          21,591        843    7.81
    Loans
        Business                        453,759     12,889   5.73         306,489     13,229    8.70
        Consumer                        678,081     25,966   7.66         738,639     34,088    9.23
        Residential Mortgage            281,823      9,454   6.71         438,950     15,771    7.19
        Single-Family Construction      224,876      5,925   5.31         220,489      9,446    8.64
        Commercial Real Estate          127,230      4,137   6.54         106,703      4,628    8.72
                                     ----------- ----------           -----------------------
    Total Loans                       1,765,769     58,371   6.63       1,811,270     77,162    8.54
                                     ----------- ----------           -----------------------
  Total Earning Assets                1,938,004     63,484   6.57       2,005,019     83,480    8.35
  Other Assets                          105,687                            96,034
                                     -----------                      ------------
Total Assets                         $2,043,691                        $2,101,053
                                     ===========                      ============

Liabilities and Shareholders' Equity
    Interest-Bearing Deposits
      Demand Deposits                 $ 157,129      $ 646   0.83%     $ 119,201      $ 868    1.47%
      Savings Deposits                  436,126      2,998   1.39         393,889      8,019    4.11
      Certificates of Deposit           642,311     16,328   5.13         781,020     24,326    6.28
                                     ----------- ----------           -----------------------
    Total Interest-Bearing Deposits   1,235,566     19,972   3.26       1,294,110     33,213    5.18
    Short-Term Borrowings               109,418        922   1.70         107,626      2,552    4.78
    Federal Home Loan Bank Advances     294,635      6,923   4.74         329,087      9,709    5.95
                                     ----------- ----------           -----------------------
  Total Interest-Bearing Liabilities  1,639,619     27,817   3.42       1,730,823     45,474    5.30
  Non-Interest-Bearing Demand
    Deposits                            147,438                           120,252
  Other Liabilities                      42,890                            44,702
  Shareholders' Equity                  213,744                           205,276
                                     -----------                      ------------
Total Liabilities and Shareholders'
  Equity                             $2,043,691                        $2,101,053
                                     =========== ----------           ============-----------
Net Interest Income/Spread                        $ 35,667   3.15%                 $ 38,006    3.05%
                                                 ========== =========             =========== =========
Net Interest Margin                                          3.68%                             3.78%
                                                            =========                         =========

Summary of Loan Loss Experience and Non-Performing Assets

     The continued uncertain economic environment, together with credit difficulties of several borrowers, led to an increase in the Corporation's provision for loan losses and charge-offs for the quarter. The provision increased to $4,159,000 from $2,439,000 for the same quarter last year. Net charge-offs for the second quarter 2002 were $4,999,000, or 1.12 percent of average loans on an annualized basis, compared to net charge-offs for the second quarter of 2001 of $1,882,000, or 0.41 percent of average loans. Business loan net charge-offs were $3,147,000 for the second quarter 2002, compared to $307,000 for the prior quarter. Consumer loan net charge-offs were $1,737,000 for the second quarter 2002, compared to $1,270,000 for the prior quarter.

Loan Charge-Offs and Recoveries
(Dollars in Thousands)

                                                                               Three Months Ended                               Six Months Ended
                                                                       June 30, 2002           June 30, 2001            June 30, 2002           June 30, 2001
                                                                  ----------------------- -----------------------   ----------------------  ----------------------
Allowance for Loan Losses at Beginning of Period                            $ 38,193                $ 34,747                 $ 37,135                $ 33,578
  Charge-Offs
    Business                                                                   3,217                     176                    3,525                     199
    Consumer                                                                   2,023                   1,592                    3,406                   2,845
    Residential Mortgage                                                          20                      41                       20                      89
    Single-Family Construction                                                    71                     248                       71                     293
    Commercial Real Estate                                                        52                     117                       62                     185
                                                                  -------------------     -------------------       ------------------      ------------------
  Total Charge-Offs                                                            5,383                   2,174                    7,084                   3,611
  Recoveries
    Business                                                                      70                      83                       71                      93
    Consumer                                                                     286                     170                      399                     318
    Residential Mortgage                                                           -                      12                        -                      12
    Single-Family Construction                                                    15                      27                       49                      36
    Commercial Real Estate                                                        13                       -                       14                       -
                                                                  --------------------     -------------------       ------------------      ------------------
  Total Recoveries                                                               384                     292                      533                     459
                                                                  -------------------     -------------------       ------------------      ------------------
  Net Charge-Offs                                                              4,999                   1,882                    6,551                   3,152
  Provision for Loan Losses                                                    4,159                   2,439                    6,769                   4,878
                                                                  -------------------     -------------------       ------------------      ------------------
Allowance for Loan Losses at End of Period                                  $ 37,353                $ 35,304                 $ 37,353                $ 35,304
                                                                  ===================     ===================       ==================      ==================

Net Charge-Offs to Average Loans (Annualized)                                   1.12%                  0.41%                   0.74%                  0.35%
Allowance for Loan Losses to Loans at End of Period                             2.06                    1.91                     2.06                    1.91
Allowance for Loan Losses to Non-Performing Loans                             108.83                  101.29                   108.83                  101.29

     Non-performing assets decreased to $42,037,000, or 2.31 percent of loans and other real estate owned ("OREO"), at June 30, 2002 compared with $45,720,000, or 2.60 percent of loans and OREO, at March 31, 2002 and $46,803,000, or 2.65 percent of loans and OREO at December 31, 2001, due to decreases in residential mortgage and single-family construction non-accrual loans, partially offset by an increase in commercial real estate non-accrual loans. Non-performing assets at June 30, 2001 were $37,827,000, or 2.04 percent of loans and OREO. The increase in non-performing assets compared to one year ago reflects an increase in OREO.

(Dollars in Thousands)                                 June 30, 2002     December 31, 2001  June 30, 2001
                                                      ------------------ ------------------ -----------------
Non-Performing Loans
  Non-Accrual Loans
    Business                                                  $ 6,310           $ 5,880            $ 3,847
    Consumer                                                   12,118            13,532              8,438
    Residential Mortgage                                        3,773             6,447              4,951
    Single-Family Construction                                  5,116             8,165              4,798
    Commercial Real Estate                                      3,127             2,475              2,584
                                                      ----------------   ---------------    ---------------
  Total Non-Accrual Loans                                      30,444            36,499             24,618
                                                      ----------------   ---------------    ---------------
  Accruing Loans
    Business - Current as to Interest and Principal                 -                 -              5,557
    Business - Past Due 90 Days or More                         1,148               307                309
    Consumer - Past Due 90 Days or More                         2,683             3,005              4,371
Single-Family Construction - Past Due 90 Days or More              48                 -                  -
                                                      ----------------   ---------------    ---------------
  Total Accruing Loans                                          3,879             3,312             10,237
                                                      ----------------   ---------------    ---------------
Total Non-Performing Loans                                     34,323            39,811             34,855
  Other Real Estate Owned, Net                                  7,714             6,992              2,972
                                                      ----------------   ---------------    ---------------
Total Non-Performing Assets                                  $ 42,037          $ 46,803           $ 37,827
                                                      ================   ===============    ===============

Non-Performing Loans to Loans at End of Period                   1.90%            2.27%             1.88%
Non-Performing Assets to Loans and OREO at End of Period         2.31              2.65               2.04
Non-Interest Income

     Total non-interest income was $11,955,000 for the three months ended June 30, 2002, compared with $11,435,000 for the same period in 2001. For the six months ended June 30, 2002 and 2001, total non-interest income was $24,449,000 and $22,259,000. The increase in non-interest income for the three and six months ended June 30, 2002 over the same periods in 2001 was broad-based and was the result of First Indiana's strategy of expanding client relationships.

     Loan and deposit charges increased 16 percent to $3,897,000 in the second quarter of 2002 compared to $3,354,000 in the second quarter of 2001. For the six months ended June 30, 2002 and 2001 loan and deposit charges were $7,407,000 and $5,347,000. The growth from both periods of 2001 resulted from a new fee initiative introduced in the second quarter of 2001 and an expanded core checking and savings account base.

     Loan servicing income in the second quarter of 2002 was $203,000 compared to $123,000 in the second quarter 2001. Loan servicing income for the first six months of 2002 was $434,000 compared to $451,000 for the same period in 2001. Loan servicing income was reduced in the first quarter of 2002 compared to the first quarter of 2001 due to the high level of residential loan prepayments. In the second quarter of 2002 prepayments returned to a more normal level. Additions to the mortgage servicing rights valuation reserves were $33,000 less in the second quarter of 2002 than in the second quarter 2001, which had a favorable impact on the quarter-to-quarter comparison.

     Loan fees totaled $792,000 for the three months ended June 30, 2002 compared to $1,010,000 in the same period one year ago. For the six months ended June 30, 2002 and 2001, loan fees were $1,397,000 and $1,993,000. This decline in fees is primarily due to decreased business and single-family construction loan originations.

     FirstTrust Indiana's fees increased 22 percent and 28 percent to $655,000 and $1,328,000 in the second quarter and first six months of 2002 compared to the same periods last year. The Bank's investment advisory and trust division had assets under management at June 30, 2002 of $664,657,000, compared to $593,459,000 one year earlier.

     Somerset fees for the second quarter 2002 were $2,539,000 compared to $2,226,000 for the second quarter 2001, an increase of 14 percent. Somerset fees for the first six months of 2002 increased 8 percent to $6,822,000 from $6,295,000 for the same period of 2001. Investment product sales commissions, generated by the Bank's subsidiary First Indiana Investor Services, increased 98 percent to $927,000 in the second quarter of 2002 from $468,000 in the second quarter of 2001. For the six months ended June 30, 2002, investment product sales commissions grew 91 percent to $1,535,000 from $803,000 for the same period of 2001. Somerset Financial Services and First Indiana Investor Services have increased fee-generating activities as a part of the Corporation's strategy of expanding client relationships.

     Gain on the sale of loans in the second quarter of 2002 was $2,052,000 compared to $3,015,000 for the same quarter last year. Gains on the sale of loans was $3,933,000 for the first six months of 2002 compared to $5,163,000 for the first six months of last year. Consumer loans sold in the second quarter of 2002 totaled $65,001,000 compared to $75,442,000 in the second quarter of 2001. For the six months ended June 30, 2002 and 2001, consumer loans sold totaled $137,297,000 and $127,994,000. Gain on the sale of loans was down primarily due to lower prices in 2002 following relatively high prices realized in 2001.

     In the second quarter of 2002, the Corporation sold $10,000,000 of securities available for sale for a net gain of $223,000.

     Other non-interest income for the three months ended June 30, 2002 decreased $37,000 to $667,000 from $704,000 for the same period in 2001 and is primarily the result of lower prepayment fees on consumer loans.

Non-Interest Expense

     Non-interest expense for the three months ended June 30, 2002 was $15,293,000 compared to $16,725,000 for the same period in 2001, a decrease of nine percent. For the six months ended June 30, 2002 and 2001, total non-interest expense was $32,383,000 and $33,422,000, a decrease of three percent.

     Salaries and benefits for the second quarter of 2002 were $8,616,000 compared to $9,390,000 for the second quarter of 2001. For the first six months of 2002 salaries and benefits were $18,653,000 compared to $18,916,000 for the same period of 2001. Salary expense was $7,012,000 in the second quarter of 2002 and $7,877,000 for the second quarter of 2001. Salary expense for the first six months of 2002 was $15,198,000 compared to $15,816,000 for the first six months of 2001. The increased level of loan charge-offs in the second quarter of 2002 led to a significant reduction in the management incentive accrual since the payment of incentives to the management group at year-end 2002 is linked to the attainment of certain financial results. Partially offsetting this reduction were normal salary increases and staffing growth in the Corporation's commercial lending and Somerset Financial Services lines of business. Employee benefits expense was $1,604,000 for the second quarter of 2002 and $1,513,000 for the second quarter of 2001. Employee benefits expense was $3,455,000 for the six months ended June 30, 2002 and $3,100,000 for the same period of 2001. The increase in 2002 consisted largely of increased group insurance and payroll tax expenses.

     Net occupancy expense in the second quarter of 2002 increased 15 percent to $1,041,000 from $909,000 in the second quarter of 2001. Net occupancy expense for the first six months of 2002 increased 11 percent to $2,021,000 from $1,822,000 for the comparable period of 2001. These increases are due to normal increases in rental expense, rental expense for new branch facilities, and related increases in utilities, depreciation, and maintenance expenses.

     Professional services expense was $2,096,000 for the first six months of 2002 compared to $1,943,000 for the first six months of 2001. This increase is primarily due to increased expenses associated with loan delinquencies and foreclosures in the first quarter of 2002.

     Equipment, marketing, telephone, supplies, and postage, and other non-interest expenses decreased in the second quarter and first six months of 2002 compared to the same periods last year as a result of ongoing expense control efforts. Included in other non-interest expense in the first quarter of 2001 was a $128,000 loss on the disposition of Somerset Financial Services' 50 percent stake in Paradym Technologies, Inc. ("Paradym"). As a condition of the approval of the Bank's charter change, federal regulators required the disposition of Paradym.

     In accordance with the provisions of SFAS 142, the Corporation ceased the amortization of goodwill beginning January 1, 2002. Goodwill amortization for the second quarter and first six months of 2001 was $237,000 and $463,000, respectively.

     The Corporation's efficiency ratio was 50.26 percent for the second quarter of 2002, compared to 55.17 percent for the second quarter of 2001. The Corporation's efficiency ratio for the six months ended June 30, 2002 and 2001 was 53.87 percent and 55.46 percent. The decrease in non-interest expense compared to last year for both periods presented helped to lower the efficiency ratio.

Financial Condition

     Total assets at June 30, 2002 were $2,097,338,000, an increase of $50,681,000 from $2,046,657,000 at December 31, 2001 and a decrease of $33,756,000 from $2,131,094,000 at June 30, 2001.

     Loans at June 30, 2002 were $1,810,094,000, compared with $1,756,486,000 at December 31, 2001 and $1,850,396,000 at June 30, 2001. The continued effects of the loan portfolio restructuring are evident from growth in the targeted portfolios of business and commercial real estate loans. Business loans at June 30, 2002 were $495,427,000, compared to $370,332,000 at June 30, 2001. Commercial real estate loans at June 30, 2002 were $142,532,000, compared to $113,445,000 at June 30, 2001. Consumer and residential mortgage loan outstandings declined as a result of prepayments due to the lower interest rate environment. Though residential mortgages also decreased as a result of the Corporation's strategy to de-emphasize origination of residential mortgages, prepayments caused outstandings to decline faster than anticipated. To counteract this decrease, the Bank purchased $21,770,000 and $20,013,000, respectively, in residential mortgage loans during the first and second quarters of 2002.

     Total deposits were $1,383,548,000 at June 30, 2002, compared with $1,435,008,000 at June 30, 2001. Due to the Corporation's continuing relationship-oriented strategy, the mix of deposits shifted to an increased percentage of demand and savings core deposits, which reduced the Corporation's dependence on higher-interest certificates of deposit and borrowed funds. Demand deposits were $330,242,000 at June 30, 2002 compared to $278,558,000 at June 30, 2001, an increase of 19 percent. Average demand deposits for the first six months of 2002 and 2001 were $304,567,000 and $239,453,000, an increase on average of $65,114,000 or 27 percent. The increase in average demand deposits for the first six months of 2002 when compared to the comparable period of 2001 better reflects this shift to core deposits. Savings deposits were $414,581,000 at June 30, 2002 compared to $411,498,000 at June 30, 2001. Average savings deposits for the first six months of 2002 increased 11 percent when compared to the same period of 2001. Certificates of deposit were $638,725,000 at June 30, 2002, compared to $626,448,000 at December 31, 2001 and $744,952,000 at June 30, 2001. Certificates of deposits averaged $642,311,000 and $781,020,000 for the first six months of 2002 and 2001.

     Short-term borrowings increased to $143,142,000 at June 30, 2002 compared with $121,082,000 at December 31, 2001 and $117,388,000 at June 30, 2001. Federal Home Loan Bank ("FHLB") advances totaled $319,538,000 at June 30, 2002, compared with $296,647,000 at December 31, 2001 and $326,652,000 at June 30, 2001.

Capital

     At June 30, 2002, shareholders' equity was $218,063,000, or 10.40 percent of total assets, compared with $209,031,000, or 10.21 percent, at December 31, 2001 and $209,558,000, or 9.83 percent, at June 30, 2001.

     On January 16, 2002, the Board of Directors approved a five-for-four stock split, which was effected on February 27, 2002. All share and per share information has been restated to reflect the stock split.

     The Corporation paid a quarterly dividend of $0.16 per common share on June 14, 2002 to shareholders of record as of June 6, 2002. This reflects a 25 percent increase from the quarterly dividend of $0.128 per share in 2001.

     First Indiana Corporation is subject to capital requirements and guidelines imposed on bank holding companies by the Federal Reserve Board. First Indiana Bank is subject to capital requirements and guidelines imposed on national banks by the Office of the Comptroller of the Currency. The Corporation and the Bank are required by their respective regulators to maintain minimum capital ratios. The Federal Deposit Insurance Corporation Improvement Act of 1999 ("FDICIA") established ratios and guidelines for banks to be considered "well-capitalized." These capital requirements establish higher capital standards for banks and bank holding companies that assume greater risks. For this purpose, assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk ascribed to such assets or commitments.

     The following table shows the Corporation's and the Bank's strong capital levels and compliance with all capital requirements at June 30, 2002. Additionally, the Bank exceeds the capital levels set by FDICIA for a bank to be considered well-capitalized.

(Dollars in Thousands)                                                   Minimum                To be
                                                    Actual           Capital Adequacy       Well Capitalized
                                             -------------------    -------------------   --------------------
                                               Amount    Ratio        Amount    Ratio       Amount     Ratio
                                             -------------------    -------------------   --------------------
June 30, 2002
   Leverage (Tier 1 Capital to Average Assets)
      First Indiana Corporation                 $201,193   9.79%      $ 82,185   4.00 %      N/A       N/A
      First Indiana Bank                         178,739   8.74          81,793   4.00       $102,241    5.00%
  Tier 1 Capital (to Risk-Weighted Assets)
      First Indiana Corporation                 $201,193  10.42%      $ 77,260   4.00 %      N/A       N/A
      First Indiana Bank                         178,739   9.28          77,063   4.00       $115,595    6.00%
  Total Capital (to Risk-Weighted Assets)
      First Indiana Corporation                 $225,500  11.67%      $154,520   8.00 %      N/A       N/A
      First Indiana Bank                         202,985  10.54         154,127   8.00       $192,658   10.00%

Liquidity

     First Indiana Corporation conducts its business through subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investments in the Bank and Somerset.

     The Bank's primary source of funds is deposits, which were $1,383,548,000 at June 30, 2002, $1,379,478,000 at December 31, 2001, and $1,435,008,000 at June 30, 2001. The Bank also relies on FHLB advances, repurchase agreements, loan payments, loan payoffs, and sale of loans as sources of funds. Although the Bank continues to rely on core deposits as its chief source of funds, the use of borrowed funds, including FHLB advances, continues to be an important component of the Bank's liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation's ability to meet consumer demand for liquidity or regulatory liquidity requirements.

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

     The Corporation's success is largely dependent upon its ability to manage interest rate risk, which is defined as the exposure of the Corporation's net interest income and net earnings to changes in interest rates. ALCO is responsible for managing interest rate risk, and the Corporation has established acceptable limits for interest rate exposure, which are reviewed monthly. The Corporation uses a model that measures interest rate sensitivity to determine the impact on net interest income of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposits, estimated borrowing needs, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest rate sensitive instruments that are held to maturity or available for sale. The Corporation has no trading assets. Based on the information and assumptions in effect at June 30, 2002, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 3.9 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 4.9 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results.

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

     At June 30, 2002, First Indiana's six-month and one-year cumulative gaps stood at a positive 4.90 percent and a positive 6.84 percent of total interest-earning assets. This compares with a positive 5.43 percent and a positive 3.30 percent at December 31, 2001.

     The following table shows First Indiana's interest rate sensitivity at June 30, 2002 and December 31, 2001.

(Dollars in Thousands)                                                                     Over 180     Over One
                                                                   Percent      Within      Days to     Year to       Over
                                             Rate       Balance    of Total    180 Days    One Year    Five Years  Five Years
                                            -------   ----------------------  ----------- ------------ ----------- ------------
Interest-Earning Assets
  Federal Funds Sold                             - %           $ -        - %        $ -          $ -         $ -          $ -
  Securities Available for Sale               6.18         145,085     7.34       10,371       23,778     104,612        6,324
  FHLB / FRB Stock                            6.22          22,491     1.14            -            -           -       22,491
  Loans (1)
    Business                                  5.66         495,427    25.05      428,676        5,109      61,642            -
    Consumer                                  7.43         672,972    34.02      341,255       43,784     214,673       73,260
    Residential Mortgage                      6.70         278,505    14.08       76,170       58,456     112,525       31,354
    Single-Family Construction                5.25         220,658    11.16      198,592       11,033      11,033            -
    Commercial Real Estate                    6.44         142,532     7.21      105,342        8,773      20,800        7,617
                                                      ----------------------------------- ------------ ----------- ------------
                                              6.46     $ 1,977,670   100.00%  1,160,406      150,933     525,285      141,046
                                                      ========================----------- ------------ ----------- ------------

Interest-Bearing Liabilities
  Deposits
    Demand Deposits (2)                       0.85       $ 160,781     9.59%     30,592            -           -      130,189
    Savings Deposits (2)                      1.30         414,581    24.73      368,786        1,184       9,501       35,110
    Certificates of Deposit $100,000 or
      Greater                                 4.64         298,370    17.79      176,721       53,114      68,535            -
    Other Certificates of Deposit             4.78         340,355    20.30      156,177       53,384     130,794            -
                                                      ----------------------  ----------- ------------ ----------- ------------
                                              3.04       1,214,087    72.41      732,276      107,682     208,830      165,299

  Borrowings
    Short-Term Borrowings                     1.69         143,142     8.54      143,142            -           -            -
    FHLB Advances                             3.87         319,538    19.05      188,000        5,000      85,823       40,715
                                                      ----------------------------------- ------------ ----------- ------------
                                              3.08       1,676,767   100.00%  1,063,418      112,682     294,653      206,014
                                                                   ===========

Net - Other (3)                                            300,903                                                     300,903

                                                      -------------           ----------- ------------ ----------- ------------
    Total                                              $ 1,977,670             1,063,418      112,682     294,653      506,917
                                                      =============

                                                                              ----------- ------------ ----------- ------------
Rate Sensitivity Gap                                                            $ 96,988     $ 38,251   $ 230,632    $(365,871)
                                                                              =========== ============ =========== ============

June 30, 2002 - Cumulative Rate Sensitivity Gap                                 $ 96,988    $ 135,239   $ 365,871
                                                                              =========== ============ ===========

Percent of Total Interest-Earning Assets                                           4.90%        6.84%      18.50%
                                                                              =========== ============ ===========

December 31, 2001 - Cumulative Rate Sensitivity Gap                            $ 104,575     $ 63,624   $ 329,676
                                                                              =========== ============ ===========

Percent of Total Interest-Earning Assets                                           5.43%        3.30%      17.11%
                                                                              =========== ============ ===========
(1)	The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable-rate loans is based on the earliest repricing date for each loan. Included in consumer loans are $12.0 million of home equity loans held for sale.

(2)	A portion of these deposits has been included in the Over Five Years category to reflect management’s assumption that these accounts are not rate-sensitive. This assumption is based upon the historic trends on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.

(3)	Net - Other is the excess of non-interest-bearing liabilities and capital over non-interest-earning assets.

Part II        Other Information

Items 1, 2, 3, and 4 are not applicable.

Item 5.	Other Information

(a)     Information on Forward-Looking Statements –  Statements contained in this presentation that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) which involve significant risks and uncertainties. The Corporation intends such forward-looking statements to be covered by the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe-harbor provisions. The Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and involves a number of risks and uncertainties. In particular, among the factors that could cause actual results to differ materially are changes in interest rates, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets in general or the loan market in particular, changes in the real estate market, statutory or regulatory changes, or unanticipated results in pending legal proceedings. The fact that there are various risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Corporation undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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
4 Amendment to Rights Agreement, incorporated by reference to Exhibit 4 of the Form 10-Q of First Indiana Corporation which was filed on May 13, 2002.
(b) Reports on Form 8-K
(i) On April 16, 2002, a Form 8-K was filed related to the April 15, 2002, first quarter 2002 earnings release.
(ii) On April 30, 2002, a Form 8-K was filed incorporating slides presented at the First Indiana Corporation annual shareholders’meeting held April 30, 2002.
(iii) On May 29, 2002, a Form 8-K was filed related to the election of Anat Bird to the Corporation’s Board of Directors.
(iv) On July 17, 2002, a Form 8-K was filed related to the July 16, 2002, second quarter 2002 earnings release.
(v) On July 25, 2002, a Form 8-K was filed related to the July 23, 2002, press release announcing the declaration of a quarterly dividend.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                            First Indiana Corporation

July 30, 2002                                                     /s/ Owen B. Melton, Jr.
                                                                            _____________________________
                                                                            Owen B. Melton, Jr.
                                                                            President

July 30, 2002                                                     /s/ William J. Brunner
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