Form 10-Q/A
period 2002-06-30
FIRST INDIANA CORP
filed 2002-08-14
CIK 789670

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                 Amendment No. 1

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
                         Commission File Number 0-14354

                            FIRST INDIANA CORPORATION
             (Exact name of registrant as specified in its charter)

     Indiana                                             35-1692825
-------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

135 North Pennsylvania Street, Indianapolis, IN                          46204
--------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)

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

     Class                                                       Shares
--------------------------------------------------------------------------------
Common Stock, par value $0.01 per share               Outstanding at 07/26/2002
                                                             15,574,410

                                Explanatory Note

     The Report on Form 10-Q of First Indiana Corporation for the quarter ended June 30, 2002, which was originally filed on July 30, 2002, is being amended to file a new Exhibit 99: "CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002" and to add this exhibit to the exhibit list in Item 6. There are no other differences in the Report as amended.

Item 6.      Exhibits and Reports on Form 8-K

   (a)      Exhibits
                    3(i) Articles of Incorporation of First Indiana Corporation, incorporated by reference to
                             Exhibit 3(a) to the Annual Report on Form
                             10-K of First Indiana Corporation for the year ended December 31, 2000.
                    3(ii) Amended and Restated Bylaws of First Indiana Corporation, incorporated by reference to
                             Exhibit 3(b) to the Annual Report on Form
                             10-K of First Indiana Corporation for the year ended December 31, 2000.
                    4 Amendment to Rights Agreement, incorporated by reference to Exhibit 4 of the Form 10-Q of First Indiana Corporation which was filed on May 13, 2002.
                    99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b)      Reports on Form 8-K
                     (i) On April 16, 2002, a Form 8-K was filed related to the April 15, 2002, first quarter 2002 earnings release.
                     (ii) On April 30, 2002, a Form 8-K was filed incorporating slides presented at the First Indiana Corporation annual shareholders' meeting held April 30, 2002.
                     (iii)    On May 29, 2002, a Form 8-K was filed
                              related to the election of Anat Bird to the Corporation's Board of Directors.
                     (iv) On July 17, 2002, a Form 8-K was filed related to the July 16, 2002, second quarter 2002 earnings release.
                     (v)      On July 25, 2002, a Form 8-K was filed
                              related to the July 23, 2002, press release announcing the declaration of a quarterly dividend.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FIRST INDIANA CORPORATION


August 14, 2002                                   /s/ Marni McKinney
                                             ----------------------------------
                                                      Marni McKinney
                                                  Chief Executive Officer



August 14, 2002                                   /s/ William J. Brunner
                                             ----------------------------------
                                                      William J. Brunner
                                                  Vice President and Treasurer
                                                  (Principal Financial Officer)

                                                                    Exhibit 99

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in her or his capacity as an officer of First Indiana Corporation ("First Indiana"), that, to her or his knowledge:

(1) the Quarterly Report of First Indiana on Form 10-Q for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of First Indiana.

Dated:  August 14, 2002


                                                       /s/ Marni McKinney
                                                   ------------------------
                                                           Marni McKinney
                                                        Chief Executive Officer



                                                      /s/ William J. Brunner
                                                      ------------------------
                                                          William J. Brunner
                                                        Chief Financial Officer