Form 10-Q
period 2002-09-30
FIRST INDIANA CORP
filed 2002-11-01
CIK 789670

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Shares

Common Stock, par value $0.01 per share	Outstanding at 10/25/2002
15,540,377

FIRST INDIANA CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                  September 30  December 31  September 30
                                                                      2002         2001         2001
                                                                  ------------- ------------ ------------
Assets
  Cash                                                                $ 65,088     $ 62,147     $ 59,420
  Federal Funds Sold                                                         -            -        8,000
                                                                  ------------- ------------ ------------
    Total Cash and Cash Equivalents                                     65,088       62,147       67,420
  Securities Available for Sale                                        143,252      147,863      154,408
  Federal Home Loan Bank and Federal Reserve Bank Stock                 22,491       22,491       22,491
  Loans
    Business                                                           515,478      443,461      413,398
    Consumer                                                           671,292      675,111      699,533
    Residential Mortgage                                               292,276      292,503      355,357
    Single-Family Construction                                         222,679      224,926      240,927
    Commercial Real Estate                                             145,779      120,485      118,517
                                                                  ------------- ------------ ------------
  Total Loans                                                        1,847,504    1,756,486    1,827,732
    Allowance for Loan Losses                                          (38,349)     (37,135)     (36,442)
                                                                  ------------- ------------ ------------
  Net Loans                                                          1,809,155    1,719,351    1,791,290
  Premises and Equipment                                                20,645       20,587       20,626
  Accrued Interest Receivable                                           11,177       15,246       17,223
  Goodwill                                                              13,045       13,045       13,274
  Other Assets                                                          47,778       45,927       42,420
                                                                  ------------- ------------ ------------
Total Assets                                                       $ 2,132,631  $ 2,046,657  $ 2,129,152
                                                                  ============= ============ ============

Liabilities and Shareholders' Equity
  Liabilities
    Non-Interest-Bearing Deposits                                    $ 170,887    $ 165,023    $ 140,880
    Interest-Bearing Deposits
        Demand Deposits                                                159,881      140,175      119,150
        Savings Deposits                                               395,811      447,832      418,322
        Certificates of Deposit                                        688,209      626,448      712,197
                                                                  ------------- ------------ ------------
      Total Interest-Bearing Deposits                                1,243,901    1,214,455    1,249,669
                                                                  ------------- ------------ ------------
    Total Deposits                                                   1,414,788    1,379,478    1,390,549
    Short-Term Borrowings                                              138,185      121,082      124,983
    Federal Home Loan Bank Advances                                    319,532      296,647      356,647
    Accrued Interest Payable                                             2,631        3,804        4,738
    Advances by Borrowers for Taxes and Insurance                       13,898       12,251       15,559
    Other Liabilities                                                   20,056       24,364       23,989
                                                                  ------------- ------------ ------------
  Total Liabilities                                                  1,909,090    1,837,626    1,916,465
                                                                  ------------- ------------ ------------
  Shareholders' Equity
    Preferred Stock, $0.01 Par Value:  2,000,000 Shares
        Authorized; None Issued                                              -            -            -
    Common Stock, $0.01 Par Value:  33,000,000 Shares Authorized;
      Issued:  2002 - 17,219,532 Shares;
           2001 - 17,127,770 and 17,114,838 Shares                         172          171          171
    Capital Surplus                                                     42,594       41,837       41,766
    Retained Earnings                                                  196,160      183,196      185,469
    Accumulated Other Comprehensive Income                               4,848        4,084        4,982
    Treasury Stock at Cost: 2002 - 1,680,730 Shares;
         2001 - 1,684,476 and 1,653,226 Shares                         (20,233)     (20,257)     (19,701)
                                                                  ------------- ------------ ------------
  Total Shareholders' Equity                                           223,541      209,031      212,687
                                                                  ------------- ------------ ------------
Total Liabilities and Shareholders' Equity                         $ 2,132,631  $ 2,046,657  $ 2,129,152
                                                                  ============= ============ ============

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                    Three Months Ended September 30      Nine Months Ended September 30
                                                  ------------------------------------------------------------------------
                                                        2002              2001               2002              2001
                                                  ------------------------------------ ----------------- -----------------
Interest Income
  Loans                                                    $ 29,577          $ 36,334          $ 87,948         $ 113,496
  Securities Available for Sale                               2,079             2,419             6,494             7,554
  Dividends on FRB and FHLB Stock                               353               404             1,036             1,247
  Federal Funds Sold                                              -                35                15               375
                                                  ------------------------------------ ----------------- -----------------
    Total Interest Income                                    32,009            39,192            95,493           122,672
                                                  ------------------------------------ ----------------- -----------------
Interest Expense
  Deposits                                                    8,726            14,484            28,698            47,697
  Short-Term Borrowings                                         671             1,032             1,593             3,584
  Federal Home Loan Bank Advances                             3,211             4,836            10,134            14,545
                                                  ------------------------------------ ----------------- -----------------
    Total Interest Expense                                   12,608            20,352            40,425            65,826
                                                  ------------------------------------ ----------------- -----------------
Net Interest Income                                          19,401            18,840            55,068            56,846
  Provision for Loan Losses                                   2,982             2,475             9,751             7,353
                                                  ------------------------------------ ----------------- -----------------
Net Interest Income after Provision for
   Loan Losses                                               16,419            16,365            45,317            49,493
                                                  ------------------------------------ ----------------- -----------------
Non-Interest Income
  Loan and Deposit Charges                                    4,230             3,457            11,637             8,804
  Loan Servicing Income                                         (22)              398               412               849
  Loan Fees                                                     545               938             1,942             2,931
  Trust Fees                                                    637               618             1,965             1,653
  Somerset Financial Services Fees                            1,864             1,600             8,686             7,895
  Investment Product Sales Commissions                          685               604             2,220             1,407
  Sale of Loans                                               2,605             2,420             6,538             7,583
  Sale of Investment Securities                                   -               543               223               543
  Sale of Premises & Equipment                                  (74)              563               (77)              549
  Other                                                         641               716             2,014             1,902
                                                  ------------------------------------ ----------------- -----------------
    Total Non-Interest Income                                11,111            11,857            35,560            34,116
Non-Interest Expense
  Salaries and Benefits                                       9,526             9,584            28,179            28,500
  Net Occupancy                                               1,060               937             3,081             2,759
  Equipment                                                   1,437             1,950             4,581             5,411
  Professional Services                                       1,135             1,015             3,231             2,958
  Marketing                                                     518               670             1,671             2,051
  Telephone, Supplies, and Postage                              805               861             2,477             2,646
  Goodwill Amortization                                           -               229                 -               692
  Other                                                       2,286             2,070             5,930             5,720
                                                  ------------------------------------ ----------------- -----------------
    Total Non-Interest Expense                               16,767            17,316            49,150            50,737
                                                  ------------------------------------ ----------------- -----------------
Earnings before Income Taxes                                 10,763            10,906            31,727            32,872
Income Taxes                                                  3,921             4,058            11,606            12,491
                                                  ------------------------------------ ----------------- -----------------
Net Earnings                                                $ 6,842           $ 6,848          $ 20,121          $ 20,381
                                                  ==================================== ================= =================

Basic Earnings Per Share                                     $ 0.44            $ 0.44            $ 1.30            $ 1.31
                                                  ==================================== ================= =================

Diluted Earnings Per Share                                   $ 0.43            $ 0.43            $ 1.27            $ 1.27
                                                  ==================================== ================= =================

Dividends Per Common Share                                   $ 0.16           $ 0.128            $ 0.48           $ 0.384
                                                  ==================================== ================= =================

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
(Unaudited)

                                                                                                                           Accumulated
                                                                                                                              Other                            Total
                                                                     Common Stock                 Capital     Retained    Comprehensive       Treasury     Shareholders'
                                                                   -----------------------------
                                                                        Shares         Amount     Surplus     Earnings    Income (Loss)        Stock          Equity
                                                                   ----------------- ----------- ----------- ----------- ----------------- --------------- --------------

Balance at December 31, 2001                                             15,443,294       $ 171     $41,837    $183,196           $ 4,084       $ (20,257)     $ 209,031

Comprehensive Income:
  Net Earnings                                                                    -           -           -      20,121                 -               -         20,121
  Unrealized Gain on Securities Available for Sale of $1,262,
    Net of Income Taxes and Reclassification Adjustment of
     $135, Net of Income Taxes                                                    -           -           -           -               764               -            764
                                                                                                                                                           --------------
Total Comprehensive Income                                                                                                                                        20,885
Dividends on Common Stock - $0.48 per share                                       -           -           -      (7,462)                -               -         (7,462)
Exercise of Stock Options                                                   151,751           1       1,604           -                 -               -          1,605
Tax Benefit of Option Compensation                                                -           -         303           -                 -               -            303
Forfeiture of Restricted Common Stock                                       (45,000)          -        (900)        308                 -               -           (592)
Common Stock Issued under Restricted Stock Plans -
  Net of Amortization                                                             -           -           -          (3)                -               -             (3)
Purchase of Treasury Stock                                                       (4)          -           -           -                 -               -              -
Reissuance of Treasury Stock                                                  3,751           -          41           -                 -              24             65
Payment for Fractional Shares                                                  (530)          -         (11)          -                 -               -            (11)
Redemption of Common Stock                                                  (14,460)          -        (280)          -                 -               -           (280)

                                                                   ----------------- ----------- ----------- ----------- ----------------- --------------- --------------
Balance at September 30, 2002                                            15,538,802       $ 172     $42,594    $196,160           $ 4,848       $ (20,233)     $ 223,541
                                                                   ================= =========== =========== =========== ================= =============== ==============

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)

                                                                   Nine Months Ended September 30
                                                                ------------------------------------
                                                                           2002              2001
                                                                ------------------ -----------------
Cash Flows from Operating Activities
Net Earnings                                                             $ 20,121          $ 20,381
Adjustments to Reconcile Net Earnings to
  Net Cash from Operating Activities
    Gain on Sale of Loans and Securities Available for Sale, Net           (6,761)           (8,126)
    Amortization of Goodwill                                                    -               692
    Amortization of Premium, Discount, and Other Intangibles                  992             1,235
    Depreciation and Amortization of Premises and Equipment                 1,917             2,358
    Net Accretion of Loans                                                    693               777
    Provision for Loan Losses                                               9,751             7,353
    Origination of Loans Held For Sale Net of Principal Collected        (157,081)         (196,409)
    Proceeds from Sale of Loans Held for Sale                             195,108           215,922
    Tax Benefit of Option Compensation                                        303               652
    Change In:
      Accrued Interest Receivable                                           4,069             1,104
      Other Assets                                                         (4,503)          (17,902)
      Accrued Interest Payable                                             (1,173)           (2,014)
      Other Liabilities                                                    (4,262)            4,372
                                                                ------------------ -----------------
Net Cash Provided by Operating Activities                                  59,174            30,395
                                                                ------------------ -----------------

Cash Flows from Investing Activities
  Proceeds from Sale of Securities Available for Sale                      10,223            20,000
  Proceeds from Maturities of Securities Available for Sale                16,517            10,646
  Purchase of Securities Available for Sale                               (20,000)          (20,000)
  Purchase of FHLB and Federal Reserve Bank Stock                               -              (900)
  Originations of Loans Net of Principal Collected                        (74,235)          (51,123)
  Proceeds from Sale of Loans                                              27,524                 -
  Purchase of Loans                                                       (85,026)                -
  Purchase of Premises and Equipment                                       (2,278)           (4,531)
  Proceeds from Sale of Premises and Equipment                                226             1,308
  Acquisition of Somerset, Net of Cash Acquired                               (46)             (333)
                                                                ------------------ -----------------
Net Cash Used by Investing Activities                                    (127,095)          (44,933)
                                                                ------------------ -----------------

Cash Flows from Financing Activities
  Net Change in Deposits                                                   35,310            (9,434)
  Net Change in Short-Term Borrowings                                      17,103             7,258
  Repayment of Federal Home Loan Bank Advances                           (407,115)         (205,107)
  Borrowings of Federal Home Loan Bank Advances                           430,000           225,000
  Net Change in Advances by Borrowers for Taxes and Insurance               1,647             9,371
  Stock Option Proceeds                                                     1,325             1,212
  Purchase of Treasury Stock                                                    -            (5,455)
  Reissuance of Treasury Stock                                                 65                 -
  Payment for Fractional Shares                                               (11)                -
  Dividends Paid                                                           (7,462)           (6,001)
                                                                ------------------ -----------------
Net Cash Provided by Financing Activities                                  70,862            16,844
                                                                ------------------ -----------------

Net Change in Cash and Cash Equivalents                                     2,941             2,306
  Cash and Cash Equivalents at Beginning of Period                         62,147            65,114
                                                                ------------------ -----------------
Cash and Cash Equivalents at End of Period                               $ 65,088          $ 67,420
                                                                ================== =================

See Notes to Condensed Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2002
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

Note 2 - Earnings Per Share

         Basic earnings per share for 2002 and 2001 were computed by dividing net earnings by the weighted average shares of common stock outstanding (15,576,745 and 15,590,409 for the three months ended September 30, 2002 and 2001 and 15,532,653 and 15,613,524 for the nine months ended September 30, 2002 and 2001). Diluted earnings per share for 2002 and 2001 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (15,851,161 and 16,022,986 for the three months ended September 30, 2002 and 2001 and 15,825,930 and 16,061,730 for the nine months ended September 30, 2002 and 2001). Dilution of the per-share calculation relates to stock options.

Note 3 - Allowance for Loan Losses

         An allowance has been established for loan losses. The provision for loan losses charged to operations is based on management’s judgment of current economic conditions and the credit risk of the loan portfolio. Management believes that the allowance is adequate for the losses inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance and may require the Corporation to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

Note 4 - Segment Reporting

         The Corporation’s business units are primarily organized to operate in the financial services industry and are determined by the products and services offered. The commercial segment originates business, single-family construction, and commercial real estate loans, encompasses the portfolio of Community Reinvestment Act loans, and provides traditional cash management services to business customers. The consumer segment includes the origination, sale, and portfolio activities of both home equity and installment loans, and the residential segment encompasses the origination and portfolio activities of residential first mortgage loans. Investment portfolio management is included in the treasury segment. The retail segment includes the Bank’s 26-branch network and investment product sales division. FirstTrust Indiana includes the services, fees, and costs of the trust segment. The Somerset segment includes all activities of the Corporation’s Somerset Financial Services subsidiary. Revenues in the Corporation’s segments are generated from loans, deposits, investments, servicing fees, loan sales, and fee income. There are no foreign operations.

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

Segment Reporting (1)

(Dollars in Thousands)
                                                                                                                                                                  Third Quarter
                                                                                                                                Somerset                              2002
                                                                                                       Retail                   Financial                         Consolidated
                                         Commercial      Consumer      Residential      Treasury       Banking    FirstTrust    Services      Non-Segment            Totals
                                        -------------- -------------- -------------- --------------- ------------ ------------ ------------ ------------------- ------------------
Average Segment Assets                      $ 857,844      $ 670,385      $ 283,985       $ 214,128     $ 21,529        $ 526      $14,003         $ 41,819           $ 2,104,219
Net Interest Income                             8,172          5,358            792           3,397        1,663            -           16                3 (2)            19,401
Non-Interest Income                               998          2,199              -              16        4,383          637        1,794            1,084                11,111
Intersegment Income (Expense)                       -            109           (109)              -            -            -            -                - (3)                 -
Significant Noncash Items:
  Provision for Loan Losses                     1,425          1,462             95               -            -            -            -                -                 2,982
  Goodwill Amortization                             -              -              -               -            -            -            -                -                     -
Earning (Loss) before Income Taxes              4,821          4,162            456           2,845        1,464          187         (614)          (2,558)               10,763

                                                                                                                                                                  Third Quarter
                                                                                                                                Somerset                              2001
                                                                                                       Retail                   Financial                         Consolidated
                                         Commercial      Consumer      Residential      Treasury       Banking    FirstTrust    Services      Non-Segment            Totals
                                        -------------- -------------- -------------- --------------- ------------ ------------ ------------ ------------------- ------------------
Average Segment Assets                      $ 733,870      $ 707,991      $ 378,373       $ 225,751     $ 19,814        $ 824      $12,945         $ 43,782           $ 2,123,350
Net Interest Income                             7,408          5,172            671           3,983        1,397            -           25              184 (2)            18,840
Non-Interest Income                             1,317          1,980              -             556        4,130          618        1,600            1,656                11,857
Intersegment Income (Expense)                       -            109           (109)              -            -            -            -                - (3)                 -
Significant Noncash Items:
  Provision for Loan Losses                     1,113          1,391            (29)              -            -            -            -                -                 2,475
  Goodwill Amortization                             -              -              -               -           30            -          111               88                   229
Earning (Loss) before Income Taxes              4,848          3,501            158           3,839        1,214          150         (366)          (2,438)               10,906

                                                                                                                                                                   First Nine
                                                                                                                                Somerset                           Months 2002
                                                                                                       Retail                   Financial                         Consolidated
                                         Commercial      Consumer      Residential      Treasury       Banking    FirstTrust    Services      Non-Segment            Totals
                                        -------------- -------------- -------------- --------------- ------------ ------------ ------------ ------------------- ------------------
Average Segment Assets                      $ 817,497      $ 667,936      $ 283,437       $ 216,281     $ 21,065        $ 525      $13,565         $ 43,783           $ 2,064,089
Net Interest Income                            23,007         17,322          2,878           6,001        5,816            -           38                6 (2)            55,068
Non-Interest Income                             3,246          5,232              -             299       12,255        1,964        8,651            3,913                35,560
Intersegment Income (Expense)                       -            326           (326)              -            -            -            -                - (3)                 -
Significant Noncash Items:
  Provision for Loan Losses                     4,783          4,906             62               -            -            -            -                -                 9,751
  Goodwill Amortization                             -              -              -               -            -            -            -                -                     -
Earning (Loss) before Income Taxes             12,824         12,151          2,100           4,633        4,420          430        1,122           (5,953)               31,727

                                                                                                                                                                   First Nine
                                                                                                                                Somerset                           Months 2001
                                                                                                       Retail                   Financial                         Consolidated
                                         Commercial      Consumer      Residential      Treasury       Banking    FirstTrust    Services      Non-Segment            Totals
                                        -------------- -------------- -------------- --------------- ------------ ------------ ------------ ------------------- ------------------
Average Segment Assets                      $ 660,274      $ 720,858      $ 419,197       $ 228,989     $ 18,433        $ 723      $12,903         $ 47,190           $ 2,108,567
Net Interest Income                            20,827         15,609          2,666           8,779        8,274            -           62              629 (2)            56,846
Non-Interest Income                             4,011          6,519              -             583        9,307        1,653        7,897            4,146                34,116
Intersegment Income (Expense)                       -            324           (324)              -            -            -            -                - (3)                 -
Significant Noncash Items:
  Provision for Loan Losses                     3,030          4,283             40               -            -            -            -                -                 7,353
  Goodwill Amortization                             -              -              -               -           91            -          339              262                   692
Earning (Loss) before Income Taxes             13,993         11,977          1,134           7,389        5,450          321        1,246           (8,638)               32,872
(1)	First Indiana implemented a new management reporting system in the first quarter of 2002, including a new transfer pricing methodology for funds used or provided by the various segments. Amounts shown for 2001 have been reclassified to reflect the change in management reporting format.

(2)	The net interest income amounts in the segment results reflect not only the actual interest income and expense from segment activities, but also amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.

(3)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are not included in the Corporation’s actual results.

Note 5 - Recent Accounting Pronouncements

         Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) resulting in no goodwill impairment. In accordance with the new standard, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment tests at least annually. The Corporation had no existing intangible assets acquired in prior purchase business combinations and recognized no impairment loss relating to intangible assets upon adoption of SFAS 142.

         The following table shows information relating to the adoption of SFAS 142.

(Dollars in Thousands, Except Per Share Amounts)

                                               For the Three Months Ended                         For the Nine Months Ended
                                        September 30, 2002     September 30, 2001        September 30, 2002      September 30, 2001
                                      ----------------------- ----------------------    ---------------------- -----------------------

Net Earnings                                         $ 6,842                $ 6,848                  $ 20,121                $ 20,381
Add back:  Goodwill Amortization                           -                    229                         -                     692
                                      ----------------------- ----------------------    ---------------------- -----------------------
Adjusted Net Earnings                                $ 6,842                $ 7,077                  $ 20,121                $ 21,073
                                      ======================= ======================    ====================== =======================

Basic Earnings Per Share                              $ 0.44                 $ 0.44                    $ 1.30                  $ 1.31
Add back:  Goodwill Amortization                           -                   0.01                         -                    0.04
                                      ----------------------- ----------------------    ---------------------- -----------------------
Adjusted Basic Earnings Per Share                     $ 0.44                 $ 0.45                    $ 1.30                  $ 1.35
                                      ======================= ======================    ====================== =======================

Diluted Earnings Per Share                            $ 0.43                 $ 0.43                    $ 1.27                  $ 1.27
Add back:  Goodwill Amortization                           -                   0.01                         -                    0.04
                                      ----------------------- ----------------------    ---------------------- -----------------------
Adjusted Diluted Earnings Per Share                   $ 0.43                 $ 0.44                    $ 1.27                  $ 1.31
                                      ======================= ======================    ====================== =======================

         The following table shows changes in the carrying amount of goodwill for the nine months ended September 30, 2002.

(Dollars in Thousands)                                                  Somerset
                                                           Retail       Financial
                                         Commercial       Banking       Services
                                           Segment        Segment        Segment         Total
                                        --------------  -------------  ------------   ------------
Balance as of January 1, 2002                 $ 4,108        $ 2,578       $ 6,359       $ 13,045
Changes during the period                           -              -             -              -
                                        --------------  -------------  ------------   ------------
Balance as of September 30, 2002              $ 4,108        $ 2,578       $ 6,359       $ 13,045
                                        ==============  =============  ============   ============

         The following table shows the change in the carrying amount of capitalized loan servicing rights:

(Dollars in Thousands)                    Three Months Ended September 30           Nine Months Ended September 30
                                            2002                 2001                  2002                2001
                                     -------------------  -------------------   -------------------  ------------------

Balance at Beginning of Period                  $ 9,679              $ 9,697               $ 9,819             $ 8,249
Additions                                           583                  692                 1,827               3,376
Amortization of Servicing Rights                   (593)                (469)               (1,906)             (1,605)
Change in Valuation Reserves                       (248)                  89                  (319)                (11)
                                     -------------------  -------------------   -------------------  ------------------
Balance at End of Period                        $ 9,421             $ 10,009               $ 9,421            $ 10,009
                                     ===================  ===================   ===================  ==================

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Financial Highlights
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                         For the Three Months Ended         For the Nine Months Ended
                                                September 30                       September 30
                                       -----------------------------      ------------------------------
                                           2002            2001               2002            2001
                                       -------------   -------------      -------------   --------------
Net Interest Income                        $ 19,401        $ 18,840           $ 55,068         $ 56,846
Provision for Loan Losses                     2,982           2,475              9,751            7,353
Non-Interest Income                          11,111          11,857             35,560           34,116
Non-Interest Expense                         16,767          17,316             49,150           50,737
Net Earnings                                  6,842           6,848             20,121           20,381

Basic Earnings Per Share                     $ 0.44          $ 0.44             $ 1.30           $ 1.31
Diluted Earnings Per Share                     0.43            0.43               1.27             1.27
Dividends Per Share                           0.160           0.128              0.480            0.384

Net Interest Margin                            3.88%          3.74%             3.75%           3.77%
Efficiency Ratio                              54.95           56.41              54.23            55.78
Annualized Return on Average Equity           12.21           13.00              12.42            13.19
Annualized Return on Average Assets            1.29            1.28               1.30             1.29

Average Shares Outstanding               15,576,745      15,590,409         15,532,653       15,613,524
Average Diluted Shares Outstanding       15,851,161      16,022,986         15,825,930       16,061,730

                                               At September 30
                                       ------------------------------
                                           2002            2001
                                       -------------   --------------
Assets                                  $ 2,132,631     $ 2,129,152
Loans                                     1,847,504       1,827,732
Deposits                                  1,414,788       1,390,549
Shareholders' Equity                        223,541         212,687
Shareholders' Equity/Assets                   10.48%          9.99%
Shareholders' Equity Per Share              $ 14.39         $ 13.76
Market Closing Price                          18.33           16.48

Shares Outstanding                       15,538,802      15,461,612

Summary of Corporation's Results

      First Indiana Corporation and subsidiaries had net earnings of $6,842,000 for the three months ended September 30, 2002, compared with net earnings of $6,848,000 for the same period last year. Diluted earnings per share for the three months ended September 30, 2002 were $0.43, compared with $0.43 per share for the same period one year ago. Cash dividends for the third quarter of 2002 and 2001 were $0.16 and $0.128 per share of common stock outstanding.

      For the first nine months of 2002, net earnings were $20,121,000, compared with $20,381,000 one year ago. For the nine months ended September 30, 2002, diluted earnings per share were $1.27, compared with $1.27 for the same period one year ago. Cash dividends for the nine months ended September 30, 2002 and 2001 were $0.48 and $0.384 per common share outstanding.

      Effective January 1, 2002, First Indiana adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets;” (“SFAS 142”). In accordance with the new standard, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment tests at least annually. If these standards had been adopted in 2001, earnings for the third quarter would have been $7,077,000 or $0.44 per diluted share. Earnings for the nine months ended September 30, 2001 would have been $21,073,000 or $1.31 per diluted share.

      Annualized return on average total assets was 1.29 percent for the three months ended September 30, 2002, compared with 1.28 percent for the same period one year ago. For the nine months ended September 30, 2002, the Corporation’s annualized return on average total assets was 1.30 percent, compared with 1.29 percent for the same period in 2001.

      Annualized return on average total equity was 12.21 percent for the three months ended September 30, 2002, compared with 13.00 percent for the same period one year ago. For the nine months ended September 30, 2002, the Corporation’s annualized return on average total equity was 12.42 percent, compared with 13.19 percent for the same period in 2001.

Net Interest Income

      Net interest income was $19,401,000 and $55,068,000 for the three and nine months ended September 30, 2002, respectively, compared with $18,840,000 and $58,846,000 for the three and nine months ended September 30, 2001, respectively. Earning assets averaged $1,998,518,000 in the third quarter of 2002, compared with $2,021,498,000 for the same quarter in 2001. Net interest margin was 3.88 percent and 3.75 percent in the third quarter and first nine months of 2002, respectively, compared to 3.74 percent and 3.77 percent in the third quarter and first nine months of 2001, respectively. Rapidly falling interest rates in 2001, coupled with a net asset-sensitive position within a one year-time period had the effect of lowering net interest margin in 2001. Net interest margin in the third quarter 2002 increased 30 and 12 basis points over the first and second quarter 2002 margins of 3.58 percent and 3.76 percent, respectively. This rebound is the outcome of a 12 percent increase in lower-cost interest-bearing demand and savings deposits in the first nine months of 2002 as well as the downward repricing of liability rates as they caught up with the rate reductions in assets that occurred last year.

      The contribution of interest-free funds to net interest margin varies depending on the level of interest-free funds and the level of interest rates. Interest-free funds averaged $308,724,000 and $301,869,000 in the third quarter and first nine months of 2002, respectively, compared to $282,794,000 and $277,093,000 for the comparable periods of 2001. The increase in interest free funds is attributable to growth in non-interest-bearing demand deposits and retained earnings. Average interest-free funds provided 46 and 50 basis points to the third quarter and year to date 2002 margin, respectively, compared with 65 and 71 basis points for the same periods in 2001. Although interest-free funds were higher in both periods of 2002, their impact declined compared to the third quarter and first nine months of 2001 due to the lower interest rate environment.

     The following tables provide information on the Corporation's net interest margin.

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                      Three Months Ended
                                                 ----------------------------------------------------------------
                                                        September 30, 2002              September 30, 2001
                                                 ------------------------------- --------------------------------
                                                   Average              Yield /    Average              Yield /
                                                   Balance   Interest   Rate       Balance    Interest   Rate
                                                 ---------------------- -------- ------------ -------------------
Assets
    Federal Funds Sold                                   $ -       $ -     - %       $ 3,967       $ 35   3.54%
    Securities Available for Sale                    144,500     2,079  5.75         153,775      2,419   6.29
    FHLB and FRB Stock                                22,491       353  6.29          22,188        404   7.28
    Loans
        Business                                     500,692     7,311  5.79         388,690      7,280   7.43
        Consumer                                     684,155    12,622  7.36         718,418     15,778   8.78
        Residential Mortgage                         280,990     4,385  6.24         377,097      6,516   6.91
        Single-Family Construction                   223,352     3,029  5.38         241,978      4,451   7.30
        Commercial Real Estate                       142,338     2,230  6.23         115,385      2,309   7.96
                                                 ----------------------          ------------ ----------
    Total Loans                                    1,831,527    29,577  6.43       1,841,568     36,334   7.87
                                                 ----------------------          ------------ ----------
  Total Earning Assets                             1,998,518    32,009  6.38       2,021,498     39,192   7.73
  Other Assets                                       105,701                         101,852
                                                 ------------                    ------------
Total Assets                                      $2,104,219                      $2,123,350
                                                 ============                    ============

Liabilities and Shareholders' Equity
    Interest-Bearing Deposits
      Demand Deposits                              $ 162,163     $ 342  0.84%     $ 124,150      $ 438   1.40%
      Savings Deposits                               406,038     1,344  1.31         416,976      3,156   3.00
      Certificates of Deposit                        629,837     7,040  4.43         729,948     10,890   5.92
                                                 ----------------------          ------------ ----------
    Total Interest-Bearing Deposits                1,198,038     8,726  2.89       1,271,074     14,484   4.52
    Short-Term Borrowings                            155,317       671  1.71         117,718      1,032   3.48
    Federal Home Loan Bank Advances                  336,439     3,211  3.79         349,912      4,836   5.48
                                                 ----------------------          ------------ ----------
  Total Interest-Bearing Liabilities               1,689,794    12,608  2.96       1,738,704     20,352   4.64
  Non-Interest-Bearing Demand Deposits               154,053                         129,694
  Other Liabilities                                   37,969                          45,954
  Shareholders' Equity                               222,403                         208,998
                                                 ------------                    ------------
Total Liabilities and Shareholders' Equity        $2,104,219                      $2,123,350
                                                 ============----------          ============ ----------
Net Interest Income/Spread                                    $ 19,401  3.42%                 $ 18,840   3.09%
                                                             ========== ========              ===================
Net Interest Margin                                                     3.88%                            3.74%
                                                                        ========                        =========

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                       Nine Months Ended
                                                 --------------------------------------------------------------
                                                       September 30, 2002             September 30, 2001
                                                 ------------------------------ -------------------------------
                                                  Average              Yield /   Average              Yield /
                                                  Balance   Interest   Rate      Balance    Interest   Rate
                                                 --------------------- -------- ----------- -------------------
Assets
    Federal Funds Sold                              $ 1,440      $ 15  1.42%     $ 10,610      $ 375   4.73%
    Securities Available for Sale                   146,537     6,494  5.91        156,690      7,554   6.43
    FHLB and FRB Stock                               22,491     1,036  6.14         21,792      1,247   7.63
    Loans
        Business                                    469,575    20,200  5.75        334,190     20,509   8.21
        Consumer                                    680,127    38,588  7.57        731,824     49,866   9.09
        Residential Mortgage                        281,542    13,839  6.55        418,106     22,287   7.11
        Single-Family Construction                  224,362     8,954  5.34        227,731     13,897   8.16
        Commercial Real Estate                      132,323     6,367  6.43        109,629      6,937   8.45
                                                 ---------------------          ----------- ----------
    Total Loans                                   1,787,929    87,948  6.57      1,821,480    113,496   8.32
                                                 ---------------------          ----------- ----------
  Total Earning Assets                            1,958,397    95,493  6.51      2,010,572    122,672   8.14
  Other Assets                                      105,692                         97,995
                                                 -----------                    -----------
Total Assets                                     $2,064,089                     $2,108,567
                                                 ===========                    ===========

Liabilities and Shareholders' Equity
    Interest-Bearing Deposits
      Demand Deposits                             $ 158,826     $ 988  0.83%    $ 120,868    $ 1,306   1.44%
      Savings Deposits                              425,987     4,342  1.36        401,670     11,175   3.72
      Certificates of Deposit                       638,106    23,368  4.90        763,809     35,216   6.16
                                                 ---------------------          ----------- ----------
    Total Interest-Bearing Deposits               1,222,919    28,698  3.14      1,286,347     47,697   4.96
    Short-Term Borrowings                           124,885     1,593  1.71        111,026      3,584   4.32
    Federal Home Loan Bank Advances                 308,724    10,134  4.39        336,106     14,545   5.79
                                                 ---------------------          ----------- ----------
  Total Interest-Bearing Liabilities              1,656,528    40,425  3.26      1,733,479     65,826   5.08
  Non-Interest-Bearing Demand Deposits              149,667                        123,434
  Other Liabilities                                  41,232                         45,124
  Shareholders' Equity                              216,662                        206,530
                                                 -----------                    -----------
Total Liabilities and Shareholders' Equity       $2,064,089                     $2,108,567
                                                 ===========----------          =========== ----------
Net Interest Income/Spread                                   $ 55,068  3.25%                $ 56,846   3.06%
                                                            ========== ========             ===================
Net Interest Margin                                                    3.75%                           3.77%
                                                                       ========                       =========

Summary of Loan Loss Experience and Non-Performing Assets

      The third quarter 2002 provision was $2,982,000, compared to $4,159,000 for the second quarter 2002 and $2,475,000 for the third quarter of 2001. Net charge-offs for the third quarter 2002 were $1,986,000, or 0.43 percent of average loans on an annualized basis, compared to net charge-offs for the second quarter of 2002 of $4,999,000, or 1.12 percent of average loans and $1,337,000, or 0.29% of average loans for the third quarter of 2001. Business loan net charge-offs were $157,000 for the third quarter 2002, compared to $3,147,000 for the second quarter of 2002. Consumer loan net charge-offs were $1,114,000 for the third quarter 2002, compared to $1,737,000 for the second quarter of 2002. The uncertain economic environment in the second quarter of 2002, together with credit difficulties of several business borrowers led to an increase in the Corporation’s provision for loan losses and charge-offs for the second quarter of 2002.

      For the nine months ended September 30, 2002, the provision for loan losses was $9,751,000 compared to $7,353,000 for the same period of 2001. Net charge-offs for the nine months ended September 30, 2002 were $8,537,000 compared to $4,489,000 for the first nine months of 2001. The increase in net charge-offs is primarily due to business loan charge-offs in the second quarter of 2002.

(Dollars in Thousands)

                                                              Three Months Ended                           Nine Months Ended
                                                    September 30, 2002    September 30, 2001     September 30, 2002   September 30, 2001
                                                    --------------------- --------------------   -------------------- ---------------------
Allowance for Loan Losses at Beginning of Period             $ 37,353              $ 35,304               $ 37,135             $ 33,578
  Charge-Offs
    Business                                                      253                    58                  3,778                  257
    Consumer                                                    1,371                 1,378                  4,777                4,223
    Residential Mortgage                                           73                     5                     93                   94
    Single-Family Construction                                    372                     -                    443                  293
    Commercial Real Estate                                        288                   150                    350                  335
                                                    ------------------    ------------------     ------------------   ------------------
  Total Charge-Offs                                             2,357                 1,591                  9,441                5,202
  Recoveries
    Business                                                       96                    39                    167                  132
    Consumer                                                      257                   202                    656                  520
    Residential Mortgage                                            3                   (11)                     3                    1
    Single-Family Construction                                      4                    24                     53                   60
    Commercial Real Estate                                         11                     -                     25                    -
                                                    ------------------    ------------------     ------------------   ------------------
  Total Recoveries                                                371                   254                    904                  713
                                                    ------------------    ------------------     ------------------   ------------------
  Net Charge-Offs                                               1,986                 1,337                  8,537                4,489
  Provision for Loan Losses                                     2,982                 2,475                  9,751                7,353
                                                    ------------------    ------------------     ------------------   ------------------
Allowance for Loan Losses at End of Period                   $ 38,349              $ 36,442               $ 38,349             $ 36,442
                                                    ==================    ==================     ==================   ==================

Net Charge-Offs to Average Loans (Annualized)                    0.43%                0.29%                 0.64%               0.33%
Allowance for Loan Losses to Loans at End of Period              2.07                  1.99                   2.07                 1.99
Allowance for Loan Losses to Non-Performing Loans              120.04                 99.60                 120.04                99.60

      The level of non-performing assets declined for the third straight quarter. Non-performing assets at September 30, 2002 were $41,254,000, or 2.22 percent of loans and other real estate owned (“OREO”) compared with $42,037,000, or 2.31 percent of loans and OREO at June 30, 2002, $45,720,000, or 2.60 percent of loans and OREO, at March 31, 2002, and $46,803,000, or 2.65 percent of loans and OREO at December 31, 2001. Active management of the collection process throughout this period of rapidly increasing consumer loan delinquencies ultimately led to reductions in consumer and residential non-performing loans by either reinstating these loans to current status or processing the loans through foreclosure proceedings to OREO. Non-performing assets at September 30, 2001 were $40,901,000 or 2.23 percent of loans and OREO. The increase in the level of OREO reflects the processing of non-performing assets to their ultimate resolution.

Non-Performing Assets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

                                                              September 30, 2002        December 31, 2001      September 30, 2001
                                                             ------------------------ ------------------------------------------------

Non-Performing Loans
  Non-Accrual Loans
    Business                                                               $ 7,842                  $ 5,880                 $ 8,254
    Consumer                                                                11,173                   13,532                  10,281
    Residential Mortgage                                                     2,389                    6,447                   5,125
    Single-Family Construction                                               4,932                    8,165                   2,873
    Commercial Real Estate                                                   2,474                    2,475                   2,082
                                                             ----------------------   ----------------------  ----------------------
  Total Non-Accrual Loans                                                   28,810                   36,499                  28,615
                                                             ----------------------   ----------------------  ----------------------
  Accruing Loans
    Business - Current as to Interest and Principal                              -                        -                   2,181
    Business - Past Due 90 Days or More                                         76                      307                     386
    Consumer - Past Due 90 Days or More                                      3,061                    3,005                   5,269
Single-Family Construction - Past Due 90 Days or More                            -                        -                     136
                                                             ----------------------   ----------------------  ----------------------
  Total Accruing Loans                                                       3,137                    3,312                   7,972
                                                             ----------------------   ----------------------  ----------------------
Total Non-Performing Loans                                                  31,947                   39,811                  36,587
  Other Real Estate Owned, Net                                               9,307                    6,992                   4,314
                                                             ----------------------   ----------------------  ----------------------
Total Non-Performing Assets                                               $ 41,254                 $ 46,803                $ 40,901
                                                             ======================   ======================  ======================

Non-Performing Loans to Loans at End of Period                                1.73%                   2.27%                  2.00%
Non-Performing Assets to Loans and OREO at End of Period                      2.22                     2.65                    2.23

Non-Interest Income

      Total non-interest income was $11,111,000 for the three months ended September 30, 2002, compared with $11,857,000 for the same period in 2001. For the nine months ended September 30, 2002 and 2001, total non-interest income was $35,560,000 and $34,116,000.

      Loan and deposit charges increased 22 percent to $4,230,000 in the third quarter of 2002 compared to $3,457,000 in the third quarter of 2001. For the nine months ended September 30, 2002 and 2001 loan and deposit charges were $11,637,000 and $8,804,000. The growth from both periods of 2001 resulted from a new fee initiative introduced in the second quarter of 2001, increased account analysis fees from business demand accounts, and an expanded core checking and savings account base.

      Loan servicing income in the third quarter of 2002 was a loss of $22,000 compared to income of $398,000 in the third quarter 2001. Loan servicing income for the first nine months of 2002 was $412,000 compared to $849,000 for the same period in 2001. Increasing residential and home equity loan prepayments speeds in 2002 reduced loan servicing fees and increased impairment in capitalized loan servicing rights when compared to the same periods of 2001.

      Loan fees totaled $545,000 for the three months ended September 30, 2002 compared to $938,000 in the same period one year ago. For the nine months ended September 30, 2002 and 2001, loan fees were $1,942,000 and $2,931,000. This decline in fees is primarily due to lower fees collected on business loan origination and servicing activities and decreased single-family construction loan originations and reflects competitive pressures on fee pricing and loan originations.

      FirstTrust Indiana’s fees increased three percent and 19 percent to $637,000 and $1,965,000 in the third quarter and first nine months of 2002 compared to the same periods last year. Because a portion of First Trust’s fees are based on investment valuation, fee income growth slowed in the third quarter of 2002 as the market value of managed investments declined. The Bank’s investment advisory and trust division had assets under management at September 30, 2002 of $621,311,000, compared to $608,146,000 one year earlier.

      Somerset Financial Services fees for the third quarter 2002 were $1,864,000 compared to $1,600,000 for the third quarter 2001, an increase of 17 percent. Somerset fees for the first nine months of 2002 increased 10 percent to $8,686,000 from $7,895,000 for the same period of 2001. Investment product sales commissions, generated by the Bank’s subsidiary First Indiana Investor Services, increased 13 percent to $685,000 in the third quarter of 2002 from $604,000 in the third quarter of 2001. For the nine months ended September 30, 2002, investment product sales commissions grew 58 percent to $2,220,000 from $1,407,000 for the same period of 2001. Somerset Financial Services and First Indiana Investor Services have increased fee-generating activities as a result of the Corporation’s strategy of expanding client relationships.

      Gain on the sale of loans in the third quarter of 2002 was $2,605,000 compared to $2,420,000 for the same quarter last year. Gains on the sale of loans was $6,538,000 for the first nine months of 2002 compared to $7,583,000 for the first nine months of last year. Consumer loans sold in the third quarter of 2002 totaled $78,483,000 compared to $79,134,000 in the third quarter of 2001. For the nine months ended September 30, 2002 and 2001, consumer loans sold totaled $215,780,000 and $207,128,000. In the third quarter of 2002, First Indiana sold $27,524,000 of home equity lines of credit in an effort to establish a market for this loan product. In the future, management expects a portion of these loans to be designated as available for sale at the date of origination. When compared to the first nine months of 2001, gain on the sale of loans for the nine months ended September 30, 2002 was down primarily due to lower prices following relatively high prices realized in 2001. However in the third quarter of 2002, loan pricing improved over previous quarters of 2002.

      In the second quarter of 2002, the Corporation sold $10,000,000 of securities available for sale for a net gain of $223,000. In the third quarter of 2001, the Corporation sold $20,000,000 of securities available for sale for a net gain of $543,000. In the third quarter of 2001, the Corporation recognized a $563,000 gain on the disposal of a former branch building compared to a net loss of $74,000 on the disposal of equipment in the third quarter of 2002.

Non-Interest Expense

      Non-interest expense for the three months ended September 30, 2002 was $16,767,000 compared to $17,316,000 for the same period in 2001, a decrease of three percent. For the nine months ended September 30, 2002 and 2001, total non-interest expense was $49,150,000 and $50,737,000, a decrease of three percent.

      Salaries and benefits for the third quarter of 2002 were $9,526,000 compared to $9,584,000 for the third quarter of 2001. For the first nine months of 2002, salaries and benefits were $28,179,000, compared to $28,500,000 for the same period of 2001. Salary expense was $7,617,000 in the third quarter of 2002 and $8,039,000 for the third quarter of 2001. Salary expense for the first nine months of 2002 was $22,815,000 compared to $23,855,000 for the first nine months of 2001. The increase in loan charge-offs led to a significant reduction in the management incentive accrual during the second quarter of 2002. In the third quarter, the continued economic slowdown necessitated further reductions in the incentive accrual. Partially offsetting these reductions were normal salary increases and staffing growth in the Corporation’s commercial lending and Somerset Financial Services lines of business. Employee benefits expense was $1,909,000 for the third quarter of 2002 and $1,545,000 for the third quarter of 2001. Employee benefits expense was $5,364,000 for the nine months ended September 30, 2002 and $4,645,000 for the same period of 2001. The increase in 2002 consisted largely of increased pension, group insurance, and payroll tax expenses.

      Net occupancy expense in the third quarter of 2002 increased 13 percent to $1,060,000 from $937,000 in the third quarter of 2001. Net occupancy expense for the first nine months of 2002 increased 12 percent to $3,081,000 from $2,759,000 for the comparable period of 2001. These increases are due to normal increases in rental expense, rental expense for new branch facilities, and related increases in utilities, depreciation, and maintenance expenses.

      Professional services expense was $3,231,000 for the first nine months of 2002 compared to $2,958,000 for the first nine months of 2001. This increase is primarily due to increased expenses associated with loan delinquencies and foreclosures in 2002.

      Equipment, marketing, and telephone, supplies, and postage expenses decreased in the third quarter and first nine months of 2002 compared to the same periods last year as a result of ongoing expense control efforts.

      In accordance with the provisions of SFAS 142, the Corporation ceased the amortization of goodwill beginning January 1, 2002. Goodwill amortization for the third quarter and first nine months of 2001 was $229,000 and $692,000, respectively.

      Other non-interest expense in the third quarter increased 10 percent to $2,286,000 from $2,070,000 in the third quarter of 2001. Other non-interest expense for the first nine months of 2002 increased four percent to $5,930,000 from $5,720,000 for the comparable period of 2001. When compared to 2001, the Bank has incurred higher operating expenses in 2002 to manage non-performing loans. Included in other non-interest expense in the first quarter of 2002 was a $128,000 loss on the disposition of Somerset Financial Services’ 50 percent stake in Paradym Technologies, Inc. (“Paradym”). As a condition of the approval of the Bank’s charter change, federal regulators required the disposition of Paradym. The Corporation’s efficiency ratio was 54.95 percent for the third quarter of 2002, compared to 56.41 percent for the third quarter of 2001. The Corporation’s efficiency ratio for the nine months ended September 30, 2002 and 2001 was 54.23 percent and 55.78 percent. The decrease in non-interest expense compared to last year for both periods presented helped to lower the efficiency ratio.

Financial Condition

      Total assets at September 30, 2002 were $2,132,631,000, an increase of $85,974,000 from $2,046,657,000 at December 31, 2001 and an increase of $3,479,000 from $2,129,152,000 at September 30, 2001.

      Loans at September 30, 2002 were $1,847,504,000, compared with $1,756,486,000 at December 31, 2001 and $1,827,732,000 at September 30, 2001. The continued effects of the loan portfolio restructuring are evident from growth in the targeted portfolios of business and commercial real estate loans. Business loans at September 30, 2002 were $515,478,000, compared to $413,398,000 at September 30, 2001. Commercial real estate loans at September 30, 2002 were $145,779,000, compared to $118,517,000 at September 30, 2001. Consumer and residential mortgage loan outstandings declined as a result of prepayments due to the lower interest rate environment. Consumer loans outstanding also declined due to sales of home equity lines of credit totaling $27,524,000. Though residential mortgages also decreased as a result of the Corporation’s strategy to de-emphasize origination of residential mortgages, prepayments caused outstandings to decline faster than anticipated. To counteract this decrease, the Bank purchased a total of $84,090,000 in residential mortgage loans in 2002.

      Total deposits were $1,414,788,000 at September 30, 2002, compared with $1,379,478,000 at December 31, 2001 and $1,390,549,000 at September 30, 2001. Due to the Corporation’s continuing relationship-oriented strategy, the mix of deposits shifted to an increased percentage of demand and savings core deposits, which reduced the Corporation’s dependence on higher-interest certificates of deposit and borrowed funds. Demand deposits were $330,768,000 at September 30, 2002 compared to $305,198,000 at December 31, 2001 and $260,030,000 at September 30, 2001, an increase of eight percent and 27 percent, respectively. Average demand deposits for the first nine months of 2002 and 2001 were $308,493,000 and $244,302,000, an increase on average of $64,191,000 or 26 percent. Savings deposits were $395,811,000 at September 30, 2002 compared to $447,832,000 at December 31, 2001 and $418,322,000 at September 30, 2001. Savings deposits for the first nine months of 2002 averaged $425,987,000, an increase of six percent when compared to the same period of 2001. Certificates of deposit were $688,209,000 at September 30, 2002, compared to $626,448,000 at December 31, 2001 and $712,197,000 at September 30, 2001. Certificates of deposits averaged $638,106,000 and $763,809,000 for the first nine months of 2002 and 2001.

      Short-term borrowings increased to $138,185,000 at September 30, 2002 compared with $121,082,000 at December 31, 2001 and $124,983,000 at September 30, 2001. Federal Home Loan Bank (“FHLB”) advances totaled $319,532,000 at September 30, 2002, compared with $296,647,000 at December 31, 2001 and $356,647,000 at September 30, 2001.

Capital

      At September 30, 2002, shareholders’ equity was $223,541,000, or 10.48 percent of total assets, compared with $209,031,000, or 10.21 percent, at December 31, 2001 and $212,687,000, or 9.99 percent, at September 30, 2001.

      On January 16, 2002, the Board of Directors approved a five-for-four stock split, which was effected on February 27, 2002. All share and per share information has been restated to reflect the stock split.

      The Corporation paid a quarterly dividend of $0.16 per common share on September 16, 2002 to shareholders of record as of September 6, 2002. This reflects a 25 percent increase from the quarterly dividend of $0.128 per share in 2001. Dividends paid during the first nine months of 2002 and 2001 were $0.48 and $0.384 per share.

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

      The following table shows the Corporation’s and the Bank’s capital levels and compliance with all capital requirements at September 30, 2002. Additionally, the Bank exceeds the capital levels set by FDICIA for a bank to be considered well-capitalized.

(Dollars in Thousands)                                                         Minimum                 To be
                                                     Actual               Capital Adequacy       Well Capitalized
                                                  --------------------   --------------------   --------------------
                                                     Amount    Ratio       Amount     Ratio       Amount     Ratio
                                                  --------------------   --------------------   --------------------
September 30, 2002
   Leverage (Tier 1 Capital to Average Assets)
      First Indiana Corporation                       $205,648   9.84%     $ 83,648    4.00 %      N/A       N/A
      First Indiana Bank                               180,555   8.66         83,374    4.00       $104,217    5.00%
  Tier 1 Capital (to Risk-Weighted Assets)
      First Indiana Corporation                       $205,648  10.38%     $ 79,274    4.00 %      N/A       N/A
      First Indiana Bank                               180,555   9.13         79,097    4.00       $118,645    6.00%
  Total Capital (to Risk-Weighted Assets)
      First Indiana Corporation                       $230,589  11.63%     $158,549    8.00 %      N/A       N/A
      First Indiana Bank                               205,441  10.39        158,194    8.00       $197,742   10.00%

Liquidity

      First Indiana Corporation conducts its business through subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Corporation has no significant assets other than its investments in the Bank and Somerset.

      The Bank’s primary source of funds is deposits, which were $1,414,788,000 at September 30, 2002, $1,379,478,000 at December 31, 2001, and $1,390,549,000 at September 30, 2001. The Bank also relies on FHLB advances, repurchase agreements, loan payments, loan payoffs, and sale of loans as sources of funds. Although the Bank continues to rely on core deposits as its chief source of funds, the use of borrowed funds, including FHLB advances, continues to be an important component of the Bank’s liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

Pending Business Combination

      On September 4, 2002, First Indiana signed an agreement to acquire the outstanding shares of Carmel, Indiana-based MetroBanCorp. MetroBanCorp is the holding company for MetroBank, with assets of $174,000,000 and seven offices in suburban Indianapolis, Carmel, Fishers, and Noblesville. In the merger, MetroBanCorp shareholders will receive $17.00 in cash in exchange for each share of MetroBanCorp stock. The total value of the merger is currently estimated at approximately $40,000,000. Upon completion of the merger, First Indiana will have approximately $2,300,000,000 in assets and 33 banking centers in Central Indiana. The acquisition is expected to close in the first quarter of 2003 and is subject to certain regulatory approvals and approval by MetroBanCorp’s shareholders.

      In the fourth quarter of 2002, the Corporation plans to issue $12,000,000 in Trust Preferred Securities. Proceeds from the issuance of these securities will be used to partially fund the purchase of MetroBanCorp. Under regulatory capital guidelines, the Corporation may include these securities as Tier 1 Capital, subject to certain limitations. Upon completion of this acquisition, the Corporation anticipates its regulatory capital ratios will remain in compliance with all capital requirements. Existing liquidity within the Corporation, including preexisting funding sources, is expected to provide the remaining funding for this transaction.

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

      The Corporation’s success is largely dependent upon its ability to manage interest rate risk, which is defined as the exposure of the Corporation’s net interest income and net earnings to changes in interest rates. ALCO is responsible for managing interest rate risk, and the Corporation has established acceptable limits for interest rate exposure, which are reviewed monthly. The Corporation uses a model that measures interest rate sensitivity to determine the impact on net interest income of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposits, estimated borrowing needs, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest rate sensitive instruments that are held to maturity or available for sale. The Corporation has no trading assets. Based on the information and assumptions in effect at September 30, 2002, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 3.8 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 4.9 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results.

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

      At September 30, 2002, First Indiana’s six-month and one-year cumulative gaps stood at a positive 9.67 percent and a positive 11.65 percent of total interest-earning assets. This compares with a positive 5.43 percent and a positive 3.30 percent at December 31, 2001.

      The following table shows First Indiana's interest rate sensitivity at September 30, 2002 and December 31, 2001.

(Dollars in Thousands)                                                                      Over 180    Over One
                                                                   Percent      Within      Days to     Year to       Over
                                             Rate       Balance    of Total    180 Days     One Year   Five Years  Five Years
                                             ------   ----------------------  -----------  ----------- ----------- ------------
Interest-Earning Assets
  Federal Funds Sold                             - %           $ -        - %        $ -          $ -         $ -          $ -
  Securities Available for Sale               5.67         143,252     7.12       23,825       25,209      86,206        8,012
  FHLB / FRB Stock                            6.22          22,491     1.12            -            -           -       22,491
  Loans (1)
    Business                                  5.51         515,478    25.60      442,359        7,146      65,973            -
    Consumer                                  7.26         671,292    33.34      377,943       52,161     213,983       27,205
    Residential Mortgage                      6.31         292,276    14.52       82,431       69,868     119,703       20,274
    Single-Family Construction                5.35         222,679    11.06      200,411       11,134      11,134            -
    Commercial Real Estate                    6.26         145,779     7.24      113,163        2,550      22,180        7,886
                                                      -----------------------------------  ----------- ----------- ------------
                                              6.27     $ 2,013,247   100.00%  1,240,132      168,068     519,179       85,868
                                                      ========================-----------  ----------- ----------- ------------

Interest-Bearing Liabilities
  Deposits
    Demand Deposits (2)                       0.82       $ 159,881     9.40%     25,889            -           -      133,992
    Savings Deposits (2)                      1.32         395,811    23.25      349,901        1,190       9,517       35,203
    Certificates of Deposit $100,000
       or Greater                             3.74         359,978    21.16      231,338       56,337      72,303            -
    Other Certificates of Deposit             4.16         328,231    19.29      107,129       60,617     160,485            -
                                                      ----------------------  -----------  ----------- ----------- ------------
                                              2.70       1,243,901    73.10      714,257      118,144     242,305      169,195

  Borrowings
    Short-Term Borrowings                     1.69         138,185     8.12      138,185            -           -            -
    FHLB Advances                             3.87         319,532    18.78      193,000       10,000      75,817       40,715
                                                      -----------------------------------  ----------- ----------- ------------
                                              2.84       1,701,618   100.00%  1,045,442      128,144     318,122      209,910
                                                                   ===========

Net - Other (3)                                            311,629                                                     311,629

                                                      -------------           -----------  ----------- ----------- ------------
    Total                                              $ 2,013,247             1,045,442      128,144     318,122      521,539
                                                      =============

                                                                              -----------  ----------- ----------- ------------
Rate Sensitivity Gap                                                           $ 194,690     $ 39,924   $ 201,057    $(435,671)
                                                                              ===========  =========== =========== ============

September 30, 2002 - Cumulative Rate Sensitivity Gap                           $ 194,690    $ 234,614   $ 435,671
                                                                              ===========  =========== ===========

Percent of Total Interest-Earning Assets                                           9.67%       11.65%      21.64%
                                                                              ===========  =========== ===========

December 31, 2001 - Cumulative Rate Sensitivity Gap                            $ 104,575     $ 63,624   $ 329,676
                                                                              ===========  =========== ===========

Percent of Total Interest-Earning Assets                                           5.43%        3.30%      17.11%
                                                                              ===========  =========== ===========
(1)	The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable-rate loans is based on the earliest repricing date for each loan. Included in consumer loans are $17.0 million of home equity loans held for sale.

(2)	A portion of these deposits has been included in the Over Five Years category to reflect management’s assumption that these accounts are not rate-sensitive. This assumption is based upon the historic trends on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.

(3)	Net - Other is the excess of non-interest-bearing liabilities and capital over non-interest-earning assets.

Item 4. Controls and Procedures

      Based on their most recent evaluation, which was completed within 90–days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
(a) Exhibits
2 Agreement and Plan of Merger dated September 4, 2002, by
                    and amoung MetroBanCorp, Inc. and MetroBank and First
                    Indiana Corporation, FIC Acquisition Corp. and First Indiana
                    Bank, National Association incorporated by reference to
Exhibit 2 of the Form 8-K filed September 6, 2002.
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
4 Amendment to Rights Agreement, incorporated by reference to Exhibit 4 of the Form 10-Q of First Indiana Corporation which was filed on May 13, 2002.
99 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of teh Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K
(i) On July 17, 2002, a Form 8-K was filed related to the July 16, 2002, second quarter 2002 earnings release.
(ii) On July 25, 2002, a Form 8-K was filed related to the July 23, 2002, press release announcing the declaration of a quarterly dividend.
(iii) On August 9, 2002, a Form 8-K was filed related to a slide presentation given to various investor groups on August 8, 2002.
(iv) On September 4, 2002, a Form 8-K was filed related to the agreement to purchase the outstanding shares of MetroBanCorp.
(v) On September 6, 2002, a Form 8-K was filed with the
                     Agreement and Plan of Merger dated September 4, 2002, by
                     and among MetroBanCorp, Inc. and MetroBank and First
                     Indiana Corporation, FIC Acquisition Corp. and First Indiana
                     Bank, National Association.

(vi) On October 11, 2002, a Form 8-K/A was filed related to a slide presentation given to various investor groups on August 8, 2002.
(vii) On October 17, 2002, a Form 8-K was filed related to the October 16, 2002, third quarter 2002 earnings release.
(viii) On October 23, 2002, a Form 8-K was filed related to the October 23, 2002, press release announcing the declaration of a quarterly dividend.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                            First Indiana Corporation

October 31, 2002                                                /s/ Owen B. Melton, Jr.
                                                                            _____________________________
                                                                            Owen B. Melton, Jr.
                                                                            President

October 31, 2002                                                /s/ William J. Brunner
                                                                            _____________________________
                                                                            William J. Brunner
                                                                            Vice President and Treasurer
                                                                            (Principal Financial Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Marni McKinney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Indiana Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 31, 2002

                                                                            /s/ Marni McKinney
                                                                            _____________________________
                                                                            Marni McKinney
                                                                            Vice Chariman and
                                                                            Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, William J. Brunner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Indiana Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 31, 2002

                                                                            /s/ William J. Brunner
                                                                            _____________________________
                                                                            William J. Brunner
                                                                            Vice President and Treasurer