Form 10-K
period 2002-12-31
FIRST INDIANA CORP
filed 2003-03-18
CIK 789670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to

Commission File No. 0-14354

(Exact name of registrant as specified in its charter)

Indiana	35-1692825
(State of Incorporation)	(IRS Employer Identification No.)

135 N. Pennsylvania St. Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(317) 269-1200

Securities Registered Pursuant to Section 12(b) of the Act:

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $.01 par value

Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act). Yes ☒ No ☐

State the aggregate market value of the common stock held by non-affiliates of the registrant: $196,934,000 as of March 4, 2003.

On March 4, 2003, the registrant had 15,598,480 shares of common stock outstanding, $0.01 par value.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2003 Annual Meeting of Shareholders (Part III).

FIRST INDIANA CORPORATION

Form 10-K

FINANCIAL REVIEW

Statements contained in this Annual Report on Form 10-K that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) which involve significant risks and uncertainties. First Indiana Corporation intends such forward-looking statements to be covered by the safe-harbor provisions in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe-harbor provisions. First Indiana’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and involves a number of risks and uncertainties. In particular, among the factors that could cause actual results to differ materially are changes in interest rates, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets in general or the loan market in particular, changes in the real estate market, statutory or regulatory changes, or unanticipated results in pending legal proceedings. The fact that there are various risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Data)	2002	2001	2000	1999	1998
Year-End Balance Sheet Data
Total Assets	$2,125,214	$2,046,657	$2,085,997	$1,979,774	$1,795,990
Investment Securities	160,948	170,354	180,375	178,246	159,583
Loans	1,837,633	1,756,486	1,784,475	1,702,181	1,544,243
Business	501,213	443,461	263,750	211,005	141,239
Residential	311,324	292,503	466,125	481,034	536,125
Other	1,025,096	1,020,522	1,054,600	1,010,142	866,879
Deposits	1,339,204	1,379,478	1,399,983	1,312,115	1,227,918
Non-Interest-Bearing Demand	180,389	165,023	123,836	113,780	129,043
Interest-Bearing Demand	179,751	140,175	115,651	117,674	102,305
Savings	398,752	447,832	375,331	361,179	376,728
Certificates of Deposit	580,312	626,448	785,165	719,482	619,842
Short-Term Borrowings	170,956	121,082	117,725	98,754	54,219
Federal Home Loan Bank Advances	346,532	296,647	336,754	366,854	327,247
Trust Preferred Securities	11,797	—	—	—	—
Shareholders’ Equity	221,211	209,031	198,812	177,103	165,970
Selected Operations Data
Net Interest Income	$73,780	$74,049	$77,768	$70,851	$63,851
Provision for Losses on Loans	20,756	15,228	9,756	9,410	9,780
Non-Interest Income	46,765	43,963	25,638	26,958	22,676
Non-Interest Expense	66,502	70,501	53,728	52,346	45,756
Net Earnings	21,180	20,009	24,817	22,733	19,147
Basic Earnings Per Common Share	1.36	1.29	1.58	1.45	1.20
Diluted Earnings Per Common Share	1.34	1.25	1.55	1.42	1.15
Dividends Declared Per Common Share	0.640	0.512	0.448	0.416	0.384
Selected Ratios
Net Interest Margin	3.73%	3.69%	3.90%	3.92%	3.88%
Return on Average Total Assets	1.02	0.95	1.20	1.20	1.12
Return on Average Shareholders’ Equity	9.66	9.60	13.28	13.37	11.96
Average Shareholders’ Equity to Average Total Assets	10.51	9.89	9.04	9.00	9.33
Book Value per Share	14.23	13.54	12.77	11.31	10.45
Dividend Payout Ratio	47.06	39.69	28.35	28.69	32.00
Average Common Shares Outstanding
Basic	15,537,186	15,569,956	15,716,234	15,722,681	15,919,463
Diluted	15,809,380	15,998,976	15,997,179	16,049,598	16,571,215

All share and per share data has been restated to reflect the five-for-four stock split declared on January 16, 2002.

DESCRIPTION OF BUSINESS

First Indiana Corporation (“First Indiana” or the “Corporation”) is an Indiana corporation formed in 1986. The Corporation is the holding company for First Indiana Bank, N.A. (the “Bank”), the largest bank headquartered in Indianapolis; and Somerset Financial Services, LLC (“Somerset”), an accounting and consulting firm. The Somerset Group, Inc. (the parent of Somerset) was acquired by the Corporation in a merger completed on September 29, 2000.

On January 13, 2003, First Indiana acquired Carmel, Indiana-based MetroBanCorp through a merger. MetroBanCorp was the holding company for MetroBank, with assets of $196,000,000 and seven offices in Carmel, Fishers, and Noblesville. The acquisition will be accounted for using the purchase method of accounting, and, accordingly, the financial results of the acquired entity will be included in First Indiana’s consolidated financial statements from the January 13, 2003 acquisition date. In the merger, MetroBanCorp shareholders received $17.00 in cash in exchange for each share of MetroBanCorp stock. The purchase price was approximately $38,000,000. Upon completion of the merger, First Indiana had approximately $2,300,000,000 in assets and 33 banking centers in Central Indiana. The merger gives First Indiana the largest market share of deposits in Hamilton County, which is the fastest growing county in the Midwest.

In the third quarter of 2001, the Federal Reserve Board approved the Corporation’s bank holding company application, and the Comptroller of the Currency approved the conversion of First Indiana Bank from a federal savings bank to a national bank. Effective August 1, 2001, First Indiana Bank became a national bank and the thrift charter was surrendered. Effective September 25, 2001, the Federal Reserve Board approved the Corporation’s election to become a financial holding company. As a financial holding company, the Corporation may engage in activities that are financial or incidental to a financial activity.

The Bank is engaged primarily in the business of attracting deposits from the general public and originating commercial and consumer loans. The Bank offers a full range of banking services through 33 offices in central Indiana. The Bank also originates home equity loans in 46 states through Bank loan officers and an independent agent network. The Bank has construction and consumer loan service offices in Indiana, Arizona, Florida, Illinois, North Carolina, Oregon, and Ohio. One Investment Partners, a subsidiary of the Bank, purchases and sells loan participations originated outside of Indiana by the Bank and others in the secondary market.

Through Somerset and a division of First Indiana Bank, FirstTrust Indiana, First Indiana offers a full array of financial services, including tax planning and preparation, accounting services, retirement and estate planning, and investment advisory and trust services. Somerset also has an extensive consulting practice spanning construction services, health care, entrepreneurial activities, real estate, information technology, and risk management.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America. In fulfilling its responsibilities, the Audit Committee of the Board of Directors has reviewed the accounting and reporting policies of the Corporation. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, assumptions used to value loan servicing rights, goodwill, and the determination of the valuation allowance for deferred taxes.

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

Loan Servicing Rights

The Corporation accounts for loan servicing rights under the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Loan servicing rights are periodically evaluated for impairment by stratifying them based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), investor type (FHLMC, GNMA, private), term, note rate, lien position, and year of origination. Impairment represents the excess of carrying value of an individual loan servicing rights stratum over its estimated fair value and is recognized through a valuation allowance. Fair values for individual strata are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors, which are subject to change over time. Changes in these underlying assumptions could cause the fair value of loan servicing rights, and the related valuation allowance, to change significantly in the future.

Goodwill

On January 1, 2002, the Corporation adopted the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 142, which requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment at least annually in accordance with the provisions of the Statement. When the Corporation adopted Statement No. 142, the Corporation assigned assets and liabilities, including goodwill, to each business segment to determine its fair value. Business segments assigned goodwill were Commercial, Retail Banking, and Somerset. This initial test indicated that the fair value of each segment assigned goodwill exceeded its recorded investment (thus goodwill was not impaired). Risk factors considered in determining segment fair value included future loan and deposit originations (and related revenues generated from this activity), future fee revenues and costs associated with the services provided by each segment, and the continued commitment of Corporation resources to each segment. Future tests for impairment will also use this method. Should any of these risk factors change, the fair value of a segment could deteriorate, resulting in goodwill impairment and the write down of goodwill.

Valuation Allowance for Deferred Taxes

Deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

STATEMENT OF EARNINGS ANALYSIS

Earnings Summary

First Indiana reported net income of $21,180,000, or $1.34 per diluted share, in 2002, compared to $20,009,000, or $1.25 per diluted share, in 2001. Net income in 2000 was $24,817,000, or $1.55 per diluted share. Earnings in 2002 were affected by an increase of $5,528,000 in the provision for loan losses over 2001 due to increased levels of non-performing loans and charge-offs which surfaced in the fourth quarter and the uncertainty of the economic environment in Indiana, which has continued to experience a deeper economic slowdown than most of the United States. Earnings in 2001 were unfavorably affected by an increase of $5,472,000 in the provision for loan losses over 2000 and the charge-off of $4,066,000 of overdrafts by a construction loan client. The results of Somerset have been included in the Corporation’s results since its merger on September 29, 2000.

Returns on average common equity and average assets for 2002 were 9.66 percent and 1.02 percent, respectively, compared to 9.60 percent and 0.95 percent in 2001 and 13.28 percent and 1.20 percent in 2000.

On January 16, 2002, the Board of Directors approved a five-for-four stock split to be effected on February 27, 2002, to shareholders of record as of February 13, 2002. All share and per share information has been restated to reflect the stock split.

Net Interest Income

Net interest income is the principal source of First Indiana’s earnings. Net interest income is interest income on earning assets less interest expense on interest-bearing liabilities. Net interest income is affected by several factors, including the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities, interest rate fluctuations, and asset quality.

Net interest income was $73,780,000 in 2002, compared with $74,049,000 in 2001 and $77,768,000 in 2000. Earning assets averaged $1,976,904,000 in 2002 compared to $2,006,008,000 in 2001 and $1,994,909,000 in 2000. Strategic growth in business and commercial real estate loans in 2002 was offset by heavy prepayments in both residential mortgage and consumer loans. Net interest margin is calculated as the percentage of net interest income to average earning assets. Net interest margin was 3.73 percent in 2002, compared to 3.69 percent in 2001 and 3.90 percent in 2000. Net interest margin improved during each of the first three quarters of 2002 due to a relatively stable interest rate environment which allowed the repricing of funding liabilities downward to catch up with the earning asset repricing. The 50 basis point rate cut by the Federal Reserve Board in the fourth quarter of 2002 placed additional pressure on the Corporation’s net interest margin due to the Bank’s net asset-sensitive position within a one-year time period. If the Federal Reserve Board maintains its current rate structure or increases rates, First Indiana’s net interest margin should improve in 2003. See “Asset/Liability Management” for a more detailed discussion of the Corporation’s management of interest rate risk.

The Federal Reserve Open Market Committee reduced interest rates 11 times in 2001 and rapidly falling interest rates, combined with a net asset-sensitive position within a one-year time period, put downward pressure on net interest income and net interest margin in 2001. An 11 percent increase in lower-cost demand and savings deposits on average in 2001 helped to partially offset the impact of the rate reductions on net interest margin.

Net interest margin consists of two components: interest rate spread and the contribution of interest-free funds (primarily non-interest-bearing demand deposits and shareholders’ equity). Interest rate spread is the difference between the yield on total earning assets and the cost of total interest-bearing liabilities. The interest rate spread for 2002 was 3.25 percent, compared with 3.02 percent in 2001 and 3.18 percent in 2000.

The contribution of interest-free funds to net interest margin varies depending on the level of interest-free funds and the level of interest rates. Average interest-free funds provided 48 basis points to the margin in 2002, compared with 67 basis points in 2001 and 72 basis points in 2000. Although interest-free funds increased on average in 2002, their impact declined compared to 2001 and 2000 due to the relatively lower interest rate environment.

Net Interest Margin

	2002			2001			2000
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Federal Funds Sold	$1,412	$20	1.41%	$13,463	$478	3.55%	$12,432	$786	6.32%
Securities Available for Sale	145,172	8,501	5.86	155,767	9,880	6.34	153,678	10,401	6.77
Federal Home Loan Bank and Federal Reserve Bank Stock	22,491	1,363	6.06	21,968	1,627	7.41	21,591	1,746	8.09
Loans (1)
Business	478,151	26,889	5.62	358,168	27,231	7.60	237,519	22,699	9.56
Consumer	678,640	50,197	7.40	719,516	63,972	8.89	734,128	69,013	9.40
Residential Mortgage	293,316	18,683	6.37	394,583	27,629	7.00	516,897	38,161	7.38
Single-Family Construction	223,567	11,795	5.28	231,125	17,341	7.50	240,745	22,216	9.23
Commercial Real Estate	134,155	8,475	6.32	111,418	8,970	8.05	77,919	7,788	9.99

Total Loans	1,807,829	116,039	6.42	1,814,810	145,143	8.00	1,807,208	159,877	8.85

Total Earning Assets	1,976,904	125,923	6.37	2,006,008	157,128	7.83	1,994,909	172,810	8.66
Other Assets	107,356			101,446			72,604

Total Assets	$2,084,260			$2,107,454			$2,067,513

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand Deposits	$162,822	$1,319	0.81%	$124,139	$1,620	1.30%	$118,641	$1,830	1.54%
Savings Deposits	418,224	5,582	1.33	413,397	13,526	3.27	363,643	16,466	4.53
Certificates of Deposit	658,934	30,075	4.56	745,522	44,851	6.02	771,363	46,957	6.09

Total Interest-Bearing Deposits	1,239,980	36,976	2.98	1,283,058	59,997	4.68	1,253,647	65,253	5.21
Short-Term Borrowings	126,501	2,059	1.63	112,991	4,301	3.81	107,849	6,384	5.92
Federal Home Loan Bank Advances	301,710	12,962	4.30	329,858	18,781	5.69	370,763	23,405	6.31
Trust Preferred Securities	2,036	146	7.16	—	—	—	—	—	—

Total Interest-Bearing Liabilities	1,670,227	52,143	3.12	1,725,907	83,079	4.81	1,732,259	95,042	5.48
Non-Interest-Bearing Demand Deposits	154,148			126,910			109,051
Other Liabilities	40,737			46,307			39,265
Shareholders’ Equity	219,148			208,330			186,938

Total Liabilities and Shareholders’ Equity	$2,084,260			$2,107,454			$2,067,513

Net Interest Income/Spread		$73,780	3.25%		$74,049	3.02%		$77,768	3.18%

Net Interest Margin			3.73%			3.69%			3.90%

(1)	Included in loans are loans held for sale totaling $50.1 million, $34.9 million, and $49.2 million in 2002, 2001, and 2000, and non-accrual loans.

The following table shows the impact on net interest income of changes in interest rates and volume of the Corporation’s assets and liabilities. The change in interest not due solely to rate or volume has been allocated in proportion to the absolute dollar amounts of the change in each.

	2002 Compared with 2001			2001 Compared with 2000
	Increase (Decrease) Due to Change in		Net Change	Increase (Decrease) Due to Change in		Net Change
(Dollars in Thousands)	Rate	Volume		Rate	Volume
Interest Income
Federal Funds Sold	$(184)	$(274)	$(458)	$(375)	$67	$(308)
Securities Available for Sale	(731)	(648)	(1,379)	(636)	115	(521)
FHLB and FRB Stock	(302)	38	(264)	(185)	66	(119)
Loans	(28,548)	(556)	(29,104)	(15,412)	678	(14,734)

	(29,765)	(1,440)	(31,205)	(16,608)	926	(15,682)

Interest Expense
Interest-Bearing Deposits
Demand Deposits	(719)	418	(301)	(280)	70	(210)
Savings Deposits	(8,100)	156	(7,944)	(4,971)	2,031	(2,940)
Certificates of Deposit	(9,975)	(4,801)	(14,776)	(512)	(1,594)	(2,106)
Short-Term Borrowings	(2,705)	463	(2,242)	(2,358)	275	(2,083)
FHLB Advances	(4,317)	(1,502)	(5,819)	(2,181)	(2,443)	(4,624)
Trust Preferred Securities	—	146	146	—	—	—

	(25,816)	(5,120)	(30,936)	(10,302)	(1,661)	(11,963)

Net Interest Income	$(3,949)	$3,680	$(269)	$(6,306)	$2,587	$(3,719)

Non-Interest Income

The following table shows First Indiana’s non-interest income for the past three years.

	Years Ended December 31
	2002	Increase (Decrease)		2001	Increase (Decrease)		2000
(Dollars in Thousands)		Amount	Percent		Amount	Percent
Loan and Deposit Charges	$15,917	$3,274	25.9%	$12,643	$5,361	73.6%	$7,282
Loan Servicing Income	413	(549)	(57.1)	962	(297)	(23.6)	1,259
Loan Fees	2,723	(1,013)	(27.1)	3,736	369	11.0	3,367
Trust Fees	2,614	330	14.4	2,284	557	32.3	1,727
Somerset Fees	10,798	1,237	12.9	9,561	7,509	365.9	2,052
Investment Product Sales Commissions	2,726	781	40.2	1,945	1,394	253.0	551
Sale of Loans	8,431	(809)	(8.8)	9,240	4,190	83.0	5,050
Sale of Loan Servicing	—	—	—	—	(1,251)	(100.0)	1,251
Sale of Investment Securities	312	(231)	(42.5)	543	711	423.2	(168)
Other	2,831	(218)	(7.1)	3,049	(218)	(6.7)	3,267

	$46,765	$2,802	6.4%	$43,963	$18,325	71.5%	$25,638

Non-interest income totaled $46,765,000 in 2002, compared with $43,963,000 in 2001 and $25,638,000 in 2000. The increase in non-interest income over the three year period is evidence of the Corporation’s continuing success in its strategy of expanding client relationships by offering a wide variety of financial products and services.

Loan and deposit charges in 2002 increased 25.9 percent to $15,917,000 following a 73.6 percent increase to $12,643,000 in 2001. The growth in 2002 and 2001 was in the categories of returned check charges, account analysis fees from business demand accounts, and debit card fees.

Loan servicing income was $413,000 in 2002 compared to $962,000 in 2001 and $1,259,000 in 2000. The decrease in loan servicing income is primarily due to increasing residential and home equity prepayment speeds which reduced loan servicing fees and increased impairment in capitalized loan servicing rights when compared to the prior years. The Corporation’s residential loans serviced for others decreased to $261,463,000 at December 31, 2002 from $446,268,000 at December 31, 2001 and $611,227,000 at December 31, 2000. Consumer loans serviced for others were $361,517,000 at year-end 2002, compared to $387,068,000 at year-end 2001 and $368,783,000 at year-end 2000.

Loan fees were $2,723,000 in 2002, down from $3,736,000 in 2001 and $3,367,000 in 2000. The economic slowdown in 2002 resulted in significantly lower fee income producing activities in business and single-family construction lending when compared to 2001 and 2000.

FirstTrust Indiana, the Bank’s investment advisory and trust division, completed its fourth full year of operations in 2002. Trust fees were $2,614,000 in 2002, $2,284,000 in 2001, and $1,727,000 in 2000. Trust fees were up 14.4 percent in 2002 over 2001, following an increase of 32.3 percent in 2001 over 2000. Because a portion of First Trust’s fees is based on investment valuation, fee income growth slowed in 2002 as the market value of managed investments declined. Assets under management by FirstTrust were $658,357,000, $673,668,000, and $593,563,000 at year-end 2002, 2001, and 2000, respectively.

Somerset fees totaled $10,798,000 in 2002, up 13.0 percent from $9,561,000 in 2001. Somerset fees for 2000 were $2,052,000. Investment and insurance product sales commissions generated by First Indiana Investor Services, the Bank’s investment and insurance sales subsidiary, were $2,726,000 in 2002, $1,945,000 in 2001, and $551,000 in 2000. Significant growth in this revenue source in 2002 reflects the higher volume of sales of alternative investment products; a renewed marketing and training emphasis centered on a holistic approach to the Bank’s retail clients’ needs; and the presence of a full-time licensed investment sales representative in most of First Indiana’s banking centers. Somerset fees and investment product sales commissions were new sources of revenue for the Corporation resulting from the merger on September 29, 2000.

Gain on the sale of loans totaled $8,431,000 in 2002, compared to $9,240,000 in 2001and $5,050,000 in 2000. Although the volume of loans sold in 2002 increased from 2001, the gain on sale of loans decreased, primarily due to lower sales prices and profit margins. Although the volume of loans sold in 2001 declined from 2000, the gain on sale of loans increased, primarily due to improved sales prices resulting from declining interest rates. The gain on the sale of loans in 2002 and 2001 consists primarily of gains on the sale of fixed rate home equity loans. Consumer loans sold were $269,534,000 in 2002, compared with $257,698,000 in 2001 and $270,191,000 in 2000. Residential loans sold were $314,000 in 2002, compared with $2,395,000 in 2001 and $88,053,000 in 2000. The decrease in residential loan sales is consistent with the Bank’s strategy to de-emphasize the residential mortgage banking business, which resulted in fewer residential loan originations.

During 2000, the Bank sold $216,227,000 in out-of-market loan servicing at a gain of $1,251,000.

The Corporation recorded a gain on the sale of investment securities of $312,000 in 2002, compared to $543,000 in 2001 and a loss of $168,000 in 2000.

Other non-interest income totaled $2,831,000 in 2002, compared to $3,049,000 in 2001 and $3,267,000 in 2000. Other non-interest income included a gain on the sale of a former branch building totaling $561,000 in 2001. Amortization of negative goodwill was $1,895,000 for 2000. Negative goodwill was fully amortized by year-end 2000. Customer fee revenue included in other non-interest income increased over the three-year period as a result of prepayment fees on consumer loans, increased fees, an expanded customer base, and new products.

Non-Interest Expense

The following table shows First Indiana’s non-interest expense for the past three years.

	Years Ended December 31
	2002	Increase (Decrease)		2001	Increase (Decrease)		2000
(Dollars in Thousands)		Amount	Percent		Amount	Percent
Salaries	$30,642	$12	0.0%	$30,630	$6,724	28.1%	$23,906
Benefits	7,162	1,072	17.6	6,090	1,545	34.0	4,545
Net Occupancy	4,071	347	9.3	3,724	820	28.2	2,904
Equipment	6,040	(1,016)	(14.4)	7,056	951	15.6	6,105
Professional Services	4,763	641	15.6	4,122	868	26.7	3,254
Marketing	2,351	(73)	(3.0)	2,424	(486)	(16.7)	2,910
Telephone, Supplies, and Postage	3,222	(293)	(8.3)	3,515	572	19.4	2,943
Goodwill Amortization	—	(920)	(100.0)	920	641	229.7	279
Other Real Estate Owned Operations—Net	144	(257)	(64.1)	401	(3)	(0.7)	404
Deposit Insurance	242	(25)	(9.4)	267	(4)	(1.5)	271
Miscellaneous	7,865	(3,487)	(30.7)	11,352	5,145	82.9	6,207

	$66,502	$(3,999)	(5.7)%	$70,501	$16,773	31.2%	$53,728

Full Time Equivalent Staff at Year-End	723			693			648
Efficiency Ratio—First Indiana Corporation	55.17%			59.74%			51.96%
Efficiency Ratio—First Indiana Bank	50.24			53.61			48.03

Non-interest expense in 2002 was $66,502,000, compared to $70,501,000 in 2001. Included in 2001 miscellaneous non-interest expense was the write-off of $4,066,000 in overdrafts by a construction loan client. Salary expense was $30,642,000 in 2002 compared to $30,630,000 in 2001. The challenges facing the Corporation in 2002 and late 2001 resulted in the elimination of the payment of a management incentive bonus in both years. In 2002, multi-year incentive awards and restricted stock awards were forfeited and the compensation expense associated with these awards which began accruing in 2000 was reversed. Excluding the impact of management incentive and restricted stock awards and the reversal of such accruals in 2002, salary expense was $31,662,000 in 2002 compared to $29,461,000 in 2001, an increase of 7.5 percent. This increase consisted of salaries for new associates in strategically targeted business segments including commercial, retail banking, and Somerset. Employee benefits in 2002 increased $1,072,000, or 17.6 percent, due to the staffing increases mentioned above, increased medical insurance premiums, and higher pension expense. Expense categories benefiting from expense control efforts in 2002 (when compared to 2001) were equipment expense, marketing, and telephone, supplies, and postage expense. These categories saw a total decrease of $1,382,000 in 2002. Due to the adoption of a new accounting standard, First Indiana ceased amortization of goodwill in 2002. Goodwill amortization in 2001 was $920,000.

Non-interest expense in 2001 was $70,501,000, compared to $53,728,000 in 2000. The inclusion of The Somerset Group following the merger on September 29, 2000 increased non-interest expense in 2001 by $10,647,000. The increase in salaries and benefits, net occupancy, equipment, and goodwill amortization expense in 2001 over 2000 is primarily due to the addition of The Somerset Group’s operations. Professional services expense increased in 2001, primarily due to expenses associated with legal fees incurred for new loans and problem loans and expenses incurred to change the Bank’s charter from a thrift to a national bank and for acquisition initiatives. Marketing expense was $2,424,000 in 2001, compared to $2,910,000 in 2000. Miscellaneous non-interest expense totaled $11,352,000 in 2001 compared to $6,207,000 in the prior year. The write-off of $4,066,000 in overdrafts by a construction loan client is included in miscellaneous non-interest expense in 2001. Other factors influencing the increase in miscellaneous non-interest expense include expenses associated with a new retail product offering, new selective insurance coverage relating to high loan-to-value loans, and price increases in general insurance.

The Corporation’s efficiency ratio for the year 2002 was 55.17 percent, compared to 59.74 percent in 2001 and 51.96 percent in 2000. Excluding the impact of the write-off of the overdrafts from a construction loan client, the efficiency ratio would have been 56.30 percent for 2001. In 2002, the efficiency ratio decreased from the 2001 adjusted efficiency ratio due in large part to the increased level of non-interest income and the expense control reflected in lower non-interest expense. In 2001, the efficiency ratio increased from its historical levels due to the merger of The Somerset Group, which by the nature of its business has a higher level of non-interest expense as a percentage of revenue. Additionally, the decrease in net interest income in 2001 compared to 2000 had a negative impact on the efficiency ratio. The efficiency ratio of First Indiana Bank, N.A. for the year 2002 was 50.24 percent, compared to 53.61 percent in 2001 and 48.03 percent in 2000. The overdraft write-off of $4,066,000 had the effect of increasing the Bank’s efficiency ratio 375 basis points in 2001.

Income Tax Expense

The following table shows the Corporation’s income before income taxes, as well as applicable income taxes and effective tax rates for each of the past three years.

(Dollars in Thousands)	2002	2001	2000
Income Before Income Taxes	$33,287	$32,283	$39,922
Income Taxes	12,107	12,274	15,105
Effective Tax Rate	36.4%	38.0%	37.8%

The Corporation’s effective tax rate has remained relatively stable over the past three years. Additional data on income taxes can be found in Note 13 of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

First Indiana’s total assets at December 31, 2002 were $2,125,214,000, compared to $2,046,657,000 at December 31, 2001.

Loans

General. Loans outstanding totaled $1,837,633,000 at year-end 2002, a 4.6 percent increase from $1,756,486,000 one year earlier. Growth occurred in the targeted portfolios of business and commercial real estate loans, while consumer and residential mortgage loans outstanding held steady as loan originations and purchases were offset by prepayments due to the lower interest rate environment in 2002.

Loan Portfolio Composition. The following table sets forth information concerning the composition of the Bank’s loan portfolio in dollar amounts and in percentages by type of loan.

	At December 31
	2002		2001		2000		1999		1998
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Loans
Business Loans	$501,213	27.3%	$443,461	25.2%	$263,750	14.8%	$211,005	12.4%	$141,239	9.1%
Single-Family Construction Loans	212,772	11.6	224,926	12.8	207,569	11.6	274,010	16.1	216,059	14.0
Commercial Real Estate Loans	146,174	8.0	120,485	6.9	98,740	5.5	60,371	3.5	70,295	4.6
Consumer Loans
Home Equity Loans	654,930	35.6	664,692	37.8	737,371	41.4	665,177	39.1	565,932	36.7
Other Consumer Loans	11,220	0.6	10,419	0.6	10,920	0.6	10,584	0.6	14,593	0.9
Residential Mortgage Loans	311,324	16.9	292,503	16.7	466,125	26.1	481,034	28.3	536,125	34.7

Total Loans	$1,837,633	100.0%	$1,756,486	100.0%	$1,784,475	100.0%	$1,702,181	100.0%	$1,544,243	100.0%

Commercial Loans. The Bank offers a variety of commercial loans, including business loans, single-family construction loans, and commercial real estate loans. Over the past four years, First Indiana has expanded its efforts in commercial lending and treasury management services. Rather than concentrating exclusively on lending transactions, First Indiana’s sales force seeks to be its clients’ Trusted Advisor by taking a holistic approach to its customers, with the goal of learning about all of their business and personal needs and recommending a comprehensive solution, including treasury management services, benefits consulting, and tax and estate planning. First Indiana’s merger with The Somerset Group was designed to facilitate this holistic approach.

The commercial segment of the loan portfolio is diversified by industry and by relative size of loan relationships. The average outstanding balance of all commercial loans was $267,000 at December 31, 2002.

Business loans include loans to small and middle-market companies in central Indiana. As reflected in the table above, First Indiana’s strategies have resulted in significant growth in business loans in each of the last four years. Business loans increased 13.0 percent to $501,213,000 at December 31, 2002, compared with $443,461,000 one year earlier. Business loans as a percentage of total loans have grown from 9.1 percent in 1998 to 27.3 percent in 2002. Strategies for 2003 and beyond call for continued growth in this market segment.

The majority of First Indiana’s business loans have variable rates, which provide immediate adjustments when interest rate changes occur. This portfolio of loans is widely diversified with loans to companies in a variety of industries, including distribution, manufacturing, transportation, finance, and various services. This diversification minimizes industry concentration risks and allows for management of risks due to changing economic conditions. The Bank had 12.0 percent of business loan commitments to a single industry group (specialty finance) at December 31, 2002. The next highest industry group concentration was 10.0 percent of business loan commitments (real estate). The Bank has 122 loan relationships with commitments over $1,000,000.

Single-family construction loans are made both to builders and to individuals. The Bank originates construction loans through its lending offices in Indianapolis, Indiana; Charlotte and Raleigh, North Carolina; Phoenix, Arizona; and Orlando, Florida. These loans have terms ranging from six months to one year. At December 31, 2002 and 2001, the Bank’s construction loans outstanding equaled $212,772,000 and $224,926,000, respectively.

Commercial real estate loans were $146,174,000 at December 31, 2002, compared to $120,485,000 one year earlier. Included in commercial real estate loans at December 31, 2002 and 2001, are $76,988,000 and $69,277,000 in land development loans, which are exclusively for the acquisition and development of land into individual single-family building lots in Indianapolis, Indiana; Charlotte and Raleigh, North Carolina; Phoenix, Arizona; and Orlando, Florida. The interest rate on land development loans is generally in excess of the Bank’s prime rate and the term of these loans is generally 36 months or less. The remainder of the Bank’s portfolio of commercial real estate loans includes office buildings, strip centers, and multi-family units primarily in the Indianapolis market area. The usual term of these loans is three to five years.

The following table presents the remaining maturities and interest rate sensitivity of business and single-family construction loans at December 31, 2002.

	Remaining Maturities
(Dollars in Thousands)	One Year or Less	Over One Year to Five Years	Over Five Years	Total	Percent
Type of Loan:
Business	$423,739	$70,994	$6,480	$501,213	70.20%
Single-Family Construction	202,133	10,639	—	212,772	29.80

Total	$625,872	$81,633	$6,480	$713,985	100.00%

Rate Sensitivity:
Fixed-Rate	$21,936	$70,994	$6,480	$99,410	13.92%
Adjustable-Rate	603,936	10,639	—	614,575	86.08

Total	$625,872	$81,633	$6,480	$713,985	100.00%

Consumer Loans. At December 31, 2002, consumer loans totaled $666,150,000 compared with $675,111,000 and $748,290,000 at December 31, 2001 and 2000, respectively. Consumer loans primarily include home equity loans and home equity lines of credit. The Bank experienced a decrease in consumer loans outstanding in 2002 and 2001 as a result of prepayments. Additionally, the balance of consumer loans held for sale was lower at year-end 2001 than year-end 2000. Consumer loans generally have shorter terms and higher interest rates than residential loans, but involve higher credit risk. Of the Bank’s consumer loans outstanding at December 31, 2002, 98.3 percent were secured by first or second mortgages on real property. In connection with an expanded strategy to begin selling home equity lines of credit into the secondary market, during 2002 the Bank sold $33,584,000 of these variable rate loans out of its portfolio. At December 31, 2002, the Bank had $17,380,000 in closed end consumer loans held for sale and $32,692,000 in home equity lines of credit held for sale. At December 31, 2001 and 2000, the Bank had $34,756,000 and $48,882,000 in home equity loans held for sale, respectively, which did not include any home equity lines of credit.

The Bank originates a full range of fixed rate and adjustable rate consumer loans with varying levels of credit risk. These range from “A” credits to the Bank’s retail customers, which may be kept in the portfolio, to sub-prime credits, which are originated for sale. The sub-prime loans carry a loan-to-value ratio of up to 115 percent. The Bank typically retains the lower loan-to-value loans in its portfolio and sells the higher credit risk and/or higher loan-to-value loans. The Bank has a group of investors that regularly purchase these loans. During 2002, the Bank sold $269,534,000 in consumer loans, compared to $257,698,000 in 2001 and $270,191,000 in 2000. Additionally, the Bank makes loans secured by deposits and overdraft loans in connection with its checking accounts; auto loans; fixed-rate, fixed-term secured and unsecured loans; and Visa credit cards through an agent.

Residential Mortgage Loans. Residential mortgage loans outstanding totaled $311,324,000 at December 31, 2002, compared to $292,503,000 and $466,125,000 at year-end 2001 and 2000, respectively. Due to historically low residential loan interest rates in 2002, First Indiana experienced significant loan prepayments in its residential loan portfolio. In 2002, the Bank originated $14,264,000 and purchased $142,492,000 in primarily adjustable rate residential mortgage loans. This compares to loan originations of $771,000 in 2001 and $42,821,000 in 2000. The Bank did not purchase residential mortgage loans in 2001 or 2000. While the Bank decided to de-emphasize the traditional mortgage banking business in 1999, there remains a need within the Bank’s loan portfolio for credit and yield diversification. Consequently, in light of the strong residential mortgage loan prepayments during 2002, the Bank pursued a strategy of maintaining a level of diversification by originating and purchasing these loans. Sales of residential mortgage loans into the secondary market in 2002, 2001, and 2000 were $314,000, $2,395,000, and $88,053,000, respectively. Sales in 2000 included $76,121,000 of low-yielding residential loans, which were sold in order to free up liquidity to originate business and consumer loans. Gains on residential loan sales in 2002 were $40,000 compared to $63,000 in 2001 and losses of $1,234,000 during 2000.

The original contractual loan payment period for residential mortgage loans originated by the Bank normally ranges from 10 to 30 years. Because borrowers may refinance or prepay their loans, they normally remain outstanding for a substantially shorter period.

Origination of Loans. Loan originations come from a number of sources. Business loans are originated through Bank loan officers and banking center managers. Construction loan originations are obtained primarily by direct solicitation of builders and repeat business from builders. Multi-family and commercial real estate loan originations are obtained from previous borrowers and direct contacts with the Bank. Consumer loans are obtained directly through retail clients and from loan brokers through the Bank’s loan originators. The Bank originates home equity and residential mortgage loans through a national network of loan originators in 46 states and through the Bank’s loan originators. Home equity and residential mortgage loan originations are brokered into the secondary market or retained in the Bank’s portfolio.

The Bank obtains title insurance on many secured properties and requires borrowers to obtain hazard insurance and, if applicable, flood insurance. First Indiana’s appraisers note any obvious environmental problems, and the title companies used to close loans give the Bank an endorsement insuring over any existing environmental liens.

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

Servicing Activity. At December 31, 2002, First Indiana serviced approximately $361,517,000 in consumer loans and $261,463,000 in residential loans that had been sold to other investors. As of December 31, 2002, approximately $120,826,000 in loans, or about 6.6 percent of First Indiana’s loans receivable, were serviced by others. The total cost of home equity and residential mortgage loans originated with the intent to sell is allocated between the loan servicing right and the loan without servicing based on their relative fair values at the date of sale. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenue. For this purpose, estimated servicing revenues include late charges and other ancillary income. Estimated servicing costs include direct costs associated with performing the servicing function and allocations of other costs.

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

The following table shows the change in the carrying amount of capitalized loan servicing rights.

	Year Ended December 31
(Dollars in Thousands)	2002	2001	2000
Balance at Beginning of Period	$9,819	$8,249	$8,759
Additions	2,288	3,962	2,999
Amortization of Servicing Rights	(2,585)	(2,320)	(2,147)
Sale of Servicing Rights	—	—	(1,362)
Change in Valuation Reserves	(457)	(72)	—

Balance at End of Period	$9,065	$9,819	$8,249

Valuation allowances were $529,000 and $72,000 at December 31, 2002 and 2001, respectively, with no valuation allowance at December 31, 2000.

Investments

The relative mix of investment securities and loans in the Bank’s portfolio is dependent upon management’s evaluation of the yields available on loans compared to investment securities. The Board of Directors has established an investment policy, and the Investment Committee of the Board meets quarterly with management to establish more specific investment guidelines about types of investments, relative amounts, and maturities. Credit risk is controlled by limiting the number, size, and type of investments and by approving the brokers and agents through which investments are made. The Bank’s current investment guidelines limit purchases of corporate bonds to an investment rating of “A” or better.

At December 31, 2002, First Indiana’s investments totaled $160,948,000, or 7.6 percent of total assets, and consisted primarily of U.S. government agency securities, mortgage-backed securities, Federal Reserve Bank (“FRB”) stock, and Federal Home Loan Bank of Indianapolis (“FHLB”) stock. The Bank is required by the Federal Reserve Board to own shares of FRB stock. FRB stock, which is a restricted investment security, is carried at its cost. The balance at December 31, 2002 and 2001, was $900,000. In addition, as a member of the Federal Home Loan Bank of Indianapolis, the Bank is required to own shares of capital stock in the FHLB. FHLB stock is carried at its cost since it is a restricted investment security. First Indiana’s investment in FHLB stock was $21,591,000 at December 31, 2002 and 2001. The Bank is required to hold approximately $17,827,000 of FHLB stock. The Corporation’s holdings in FHLB stock are redeemable only upon five years’ notice to the FHLB. For additional information concerning investments held by the Corporation, see the Corporation’s Consolidated Financial Statements, including Notes 4 and 5.

The distribution of securities available for sale is detailed below.

	December 31
(Dollars in Thousands)	2002	2001	2000
U.S. Government Agencies	$112,346	$110,555	$106,489
Mortgage-Backed Securities	26,046	34,569	49,181
Other Asset-Backed Securities	65	210	445
Corporate Debt Securities	—	2,529	2,594
Other Debt Securities	—	—	75

Total	$138,457	$147,863	$158,784

At December 31, 2002, securities available for sale had the following maturity and yield characteristics.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in Thousands)	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Yield
U.S. Government Agencies	$15,305	6.21%	$97,041	5.49%	$—	—%	$—	—%	$112,346	5.58%
Mortgage-Backed Securities	—	—	3,636	7.15	15,930	5.93	6,480	6.87	26,046	6.21
Other Asset-Backed Securities	—	—	65	6.37	—	—	—	—	65	6.37

Total	$15,305	6.21%	$100,742	5.55%	$15,930	5.93%	$6,480	6.87%	$138,457	5.70%

Sources of Funds

General. Deposits are an important source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from repayments of loans and mortgage-backed securities, Federal Home Loan Bank advances, repurchase agreements, short-term borrowings, and sales of loans. Repayments of loans and mortgage-backed securities are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, or to support expanded activities. Historically, the Bank’s borrowings have been primarily from the FHLB and through repurchase agreements. First Indiana Corporation’s outside sources of funds include a $10,000,000 line of credit with a commercial bank and trust preferred securities.

Deposits. The Bank has a wide variety of deposit programs designed to attract both short-term and long-term deposits from the general public. These deposit accounts include non-interest-bearing retail and business demand accounts, money market checking accounts, savings accounts, money market savings accounts, and fixed-rate certificates of deposit. Throughout 2001 and 2002, the Bank has pursued a strategy of building core deposits (primarily demand and savings deposits) while de-emphasizing use of brokered and negotiable certificates of deposit, FHLB advances, and other wholesale funding sources. Savings account balances declined in 2002 following an unusual increase in 2001 precipitated by the stock market decline and the aftermath of September 11. Nevertheless, as a percentage of total deposits, demand and savings deposits increased to 56.7 percent at December 31, 2002 compared to 54.6 percent at December 31, 2001 and 43.9 percent at December 31, 2000. In 2003, the Bank plans to continue to increase checking and savings accounts in an effort to reduce funding costs and strengthen core deposits, which furthers the Bank’s Trusted Advisor strategy by forming the basis of long-term relationships.

The following table reflects the increase (decrease) in various types of deposits offered by the Bank for each of the periods indicated.

(Dollars in Thousands)	Balance at December 31, 2002	2002 Net Increase (Decrease)	Balance at December 31, 2001	2001 Net Increase (Decrease)	Balance at December 31, 2000	2000 Net Increase (Decrease)	Balance at December 31, 1999
Non-Interest-Bearing Demand	$180,389	$15,366	$165,023	$41,187	$123,836	$10,056	$113,780
Interest-Bearing Demand	179,751	39,576	140,175	24,524	115,651	(2,023)	117,674
Savings	398,752	(49,080)	447,832	72,501	375,331	14,152	361,179
CDs Under $100,000	310,370	(42,396)	352,766	(48,955)	401,721	(10,897)	412,618
CDs $100,000 and Greater	269,942	(3,740)	273,682	(109,762)	383,444	76,580	306,864

Totals	$1,339,204	$(40,274)	$1,379,478	$(20,505)	$1,399,983	$87,868	$1,312,115

The Bank issues certificates of deposit in denominations of $100,000 and greater through brokers as well as directly to public entities such as municipalities and to retail customers through the branches, the Internet, and the Bank’s Call Center. At December 31, 2002, these certificates of deposit included $102,192,000 in brokered funds, $93,101,000 in public funds, and $74,649,000 in retail funds. The Bank’s certificates of deposit of $100,000 or more at December 31, 2002, the maturities of such deposits, and the percentage of total deposits represented by these certificates are set forth in the table below.

(Dollars in Thousands)	Three Months or Less	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total	Percent of Deposits
Certificates of Deposit $100,000 and Greater	$113,567	$33,505	$38,748	$84,122	$269,942	20.2%

Borrowings. The Federal Home Loan Bank of Indianapolis functions as a central reserve bank providing credit for depository institutions in Indiana and Michigan. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of the Bank’s residential mortgage loans, low loan-to-value home equity loans, and other assets, subject to credit standards. The FHLB advances are made pursuant to several different credit programs, each with its own interest rate and range of maturities. At December 31, 2002, the Bank had $346,532,000 in FHLB advances, 16.3 percent of total assets, with a weighted average interest rate of 3.13 percent. Of these advances, $215,000,000 carried floating interest rates that reset daily or quarterly. The FHLB had the right to require the Bank to repay $110,000,000 in advances at certain designated dates.

The Bank and approved correspondent banks from time to time enter into short-term borrowing agreements that are classified as federal funds purchased. These borrowings are not collateralized and generally have maturities from one to 30 days. At December 31, 2002 federal funds purchased totaled $40,000,000 with a weighted average interest rate of 2.47 percent.

The Bank enters into repurchase agreements with registered government securities dealers as a short-term source of borrowing. Additionally, First Indiana has repurchase agreements with several of its depositors, under which clients’ funds are invested daily into a non-FDIC-insured, interest-bearing account. At December 31, 2002, the Bank had repurchase agreements totaling $130,956,000, 6.2 percent of total assets, with a weighted average interest rate of 1.08 percent. First Indiana’s repurchase agreements are collateralized by qualifying investment securities.

Trust Preferred Securities. On October 30, 2002, First Indiana formed First Indiana Capital Trust I, a wholly owned grantor trust (“grantor trust”), to issue $12,000,000 in trust preferred securities to the public. The grantor trust invested the proceeds of such trust preferred securities in junior subordinated notes (“Notes”) of the Corporation. These trust preferred securities were issued at a discount of $210,000. The sole assets of the grantor trust are the Notes held by the grantor trust. The Notes have a stated term of 30 years (October 30, 2032) but may be redeemed at par in part or in full beginning October 30, 2007 and any calendar quarter end thereafter. The Notes have a fixed rate of interest of 6.92% through October 30, 2007 and a floating rate of interest, reset quarterly, equal to the London interbank offered rate (“LIBOR”) plus 3.35% thereafter to maturity. Interest on the Notes is payable at the end of each calendar quarter. The distribution rate on the trust preferred securities equals the interest rate of the Notes. The Corporation has the right to defer payment of interest on the Notes at any time or from time to time for a period not to exceed five years provided that no extension period may extend beyond the stated maturity of the Notes. During any such extension period, distributions on the trust preferred securities will also be deferred and First Indiana’s ability to pay dividends on its Common Stock will be restricted.

The trust preferred securities are subject to mandatory redemption upon repayment of the Notes at their stated maturity dates or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by the Corporation upon concurrent repayment of the Notes.

Periodic cash payments and payments upon liquidation or redemption with respect to trust preferred securities are guaranteed by First Indiana to the extent of funds held by the grantor trust (“the Preferred Securities Guarantee”). The Preferred Securities Guarantee, when taken together with the Corporation’s other obligations, including its obligations under the Notes, will constitute a full and unconditional guarantee, on a subordinated basis, by the Corporation of payments due on the trust preferred securities.

The trust preferred securities qualify as Tier 1 capital of the Corporation for regulatory capital purposes. The Corporation used the proceeds from the sales of the trust preferred securities to partially fund the purchase of MetroBanCorp in January 2003.

At December 31, 2002, the balance of the trust preferred securities, net of discount, was $11,797,000 with an aggregate principal amount of $12,000,000.

ASSET QUALITY

General. The Corporation’s asset quality is directly affected by the credit risk of the assets on the Bank’s balance sheet. Most of the Bank’s credit risk is concentrated in its loan portfolios and, to a lesser extent, its other real estate owned (“OREO”) portfolio. There are varying degrees of credit risk within each of the individual loan portfolios. The credit risk is managed through asset selection focusing on portfolio diversification by loan types and geography, by defining and limiting exposures to a single client or industry, by requiring collateral, and by integrating consistent lending policies and underwriting criteria throughout the credit process. The accurate and timely identification of credit risk is verified independently from the relationship management and loan operation areas of the Bank through the loan review process implemented by the Bank and reporting to the Bank’s Chief Credit Officer, who reports directly to the Corporation’s Chairman and Vice Chairman.

Additional information relating to non-performing assets, loan charge-offs, and impaired loans may be found in Note 1 and Note 6 of the Notes to Consolidated Financial Statements.

Non-Performing Assets. Non-performing assets consist of non-accrual loans, loans 90 days or more past due and still accruing interest, and OREO. (In addition, at December 31, 2000, non-performing assets included one impaired loan in the amount of $7,118,000 that was current as to interest and principal.) At December 31, 2002, non-performing assets were $51,756,000 compared to $46,803,000 at December 31, 2001 and $35,141,000 at December 31, 2000. The aggregate credit facilities of the two business banking clients involved in the construction-related industry totaling $11,378,000 were classified as impaired during the fourth quarter 2002 and $3,000,000 relating to these loans was charged off. Including these two loans, business non-performing assets increased $15,581,000 in 2002. Conversely, the aggregate of non-performing assets secured by residential real estate decreased $11,458,000 in 2002. At December 31, 2001, non-performing assets increased to $46,803,000 from $35,141,000 one year earlier. During 2001, one loan totaling $7,118,000 that was included in non-performing loans at December 31, 2000 was partially repaid and partially charged off, and the remaining balance of $1,458,000 was included in non-performing loans at December 31, 2001. The charge-off related to this loan was $2,428,000, for which $1,711,000 had previously been specifically reserved. A commercial client’s loans with an aggregate balance of $6,526,000 were classified as impaired during the fourth quarter of 2001 and were carried at the net realizable value of the collateral pledged to secure the loans. The remainder of the increase in 2001 is principally due to increased defaults in loans secured by residential real estate. These loans are typically charged down to the lower of cost or net realizable value of the underlying collateral during the period in which they reach 120 days past due.

The amount of interest on non-performing loans that was contractually due in 2002 totaled $4,355,000. Of this amount, $1,721,000 was actually recorded in 2002.

Non-Performing Assets

	December 31
	2002	2001	2000	1999	1998
(Dollars in Thousands)
Non-Performing Loans
Non-Accrual Loans
Business	$20,234	$5,880	$1,970	$2,525	$1,019
Consumer	9,405	13,532	9,008	4,282	3,804
Residential Mortgage	2,474	6,447	5,127	3,564	4,268
Single-Family Construction	4,286	8,165	3,987	4,090	4,714
Commercial Real Estate	2,059	2,475	1,618	—	—

Total Non-Accrual Loans	38,458	36,499	21,710	14,461	13,805
Accruing Loans
Business—Current as to Interest and Principal	—	—	7,118	—	—
Business—Past Due 90 Days or More	1,535	307	—	—	—
Consumer—Past Due 90 Days or More	3,093	3,005	3,720	3,211	3,371

Total Accruing Loans	4,628	3,312	10,838	3,211	3,371

Total Non-Performing Loans	43,086	39,811	32,548	17,672	17,176
Other Real Estate Owned, Net	8,670	6,992	2,593	1,227	2,204

Total Non-Performing Assets	$51,756	$46,803	$35,141	$18,899	$19,380

Non-Performing Loans to Loans at End of Year	2.34%	2.27%	1.82%	1.04%	1.11%
Non-Performing Assets to Loans and OREO at End of Year	2.80	2.65	1.97	1.11	1.25

Potential Problem Assets. The Bank had $24,783,000 in potential problem loans at December 31, 2002. Of this amount, $22,514,000 represented loans to business borrowers and $2,269,000 represented loans to land development borrowers. These loans are currently performing according to their loan agreements, but the borrowers’ financial operations and financial condition caused the Bank’s management to question their ability to comply with present repayment terms in the future. The business loans are collateralized with non-residential real estate and other assets. The land development loans are collateralized with developed lots or land developments in progress and raw land.

Allowance for Loan Losses. The Bank maintains an allowance for loan losses in an amount adequate to absorb the probable losses inherent in the loan portfolio. An analysis of the adequacy of the allowance is completed each quarter and reviewed and approved by the Investment Committee of the Board of Directors.

An assessment of the credit risk of each loan greater than $500,000 in the commercial portfolio, including business, construction, and commercial real estate loans, is completed which results in a risk rating (risk grade). The Bank utilizes a ten grade risk rating system with six pass grades and four criticized grades which correlate to the banking regulators’ grades of special mention, substandard, doubtful, and loss. For homogeneous loan portfolios and smaller balance commercial loans, loans that are current or less than 90 days past due are considered pass loans and loans 90 days or more past due are assigned a risk rating of substandard.

A target reserve is established for each loan portfolio based on the analysis of the current risk characteristics of each portfolio and sub-segments of the portfolio. This includes an analysis of empirical data of each portfolio’s credit performance and portfolio growth and trends, which results in estimated levels of future net charge-offs and delinquencies. These estimates are then adjusted based on management’s judgment regarding specific economic trends and events, other risk factors and general economic conditions affecting individual loans, and portfolio performance. The target reserve determined in this analysis for each loan portfolio is applied to the pass loans. A separate target reserve is established for each portfolio segment of loans that has a risk rating in any of the criticized risk grades. Loans and groups of loans in these risk rating categories pose higher levels of risk to the Bank and are assigned higher target reserves. The allowance is allocated to each portfolio based on the sum of the target reserves established for the pass and criticized risk rating for each loan portfolio.

In addition to the allowance established for each loan portfolio, the Bank maintains an unallocated allowance due to the residual losses embedded in the loan portfolios. As discussed above, the target reserve for pass loans and criticized loans is based on the inherent losses in the loan portfolio and on the existing facts and circumstances and management’s judgment thereof. A residual loss is the loss embedded within the loan portfolio and not specifically identified.

Management believes that the Bank’s allowance is adequate based on information currently available. However, there can be no assurances that an addition to the allowance will not be required or that the amount of any such addition will not be significant. In addition, various regulatory agencies, as an integral part of their examinations, periodically review the allowance and may require the Bank to recognize an increase to the allowance based on their judgment about information available at the time of the examination.

Allocation of Allowance for Loan Losses

The following table presents an allocation of the Bank’s allowance for loan losses at the dates indicated.

	December 31
	2002		2001		2000		1999		1998
(Dollars in Thousands)	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Balance at End of Period Applicable to:
Business Loans	$15,959	27.3%	$9,664	25.2%	$6,830	14.8%	$3,797	12.4%	$2,030	9.1%
Consumer Loans	17,576	36.2	19,170	38.4	16,212	42.0	10,665	40.4	9,508	37.7
Residential Mortgage Loans	546	16.9	1,067	16.7	924	26.1	673	27.0	609	34.6
Single-Family Construction Loans	1,797	11.6	2,516	12.8	2,923	11.6	5,464	16.4	4,613	14.0
Commercial Real Estate Loans	2,154	8.0	2,124	6.9	1,209	5.5	876	3.8	995	4.6
Unallocated	6,437	—	2,594	—	5,480	—	7,284	—	7,945	—

	$44,469	100.0%	$37,135	100.0%	$33,578	100.0%	$28,759	100.0%	$25,700	100.0%

Summary of Allowance for Loan Loss Activity. The provision for loan losses was $20,756,000 for 2002, compared to $15,228,000 for 2001 and $9,756,000 for 2000. The increase in the provision in 2002 and 2001 reflects the higher level of non-performing loans and charge-offs and the uncertainty of the economic environment in Indiana. Net charge-offs for 2002 totaled $13,422,000, compared to $11,671,000 for 2001 and $4,937,000 for 2000. The aggregate credit facilities of two business banking clients involved in the construction-related industry totaling $11,378,000 were added to non-performing loans in the fourth quarter of 2002, and $3,000,000 relating to these two clients’ loans was charged off. The increased level of charge-offs in 2001 compared to 2000 primarily resulted from several construction and business loan relationships. The largest charge-off in 2001 was $2,428,000, which was on a loan previously classified as impaired with a specific reserve of $1,711,000 established. The balance of the charge-offs covered several loan relationships, the largest of which was $784,000.

The allowance for loan losses was $44,469,000 at December 31, 2002, or 103.21 percent of non-performing loans.

While the allowance for loan losses to loans ratio at December 31, 2002 improved to 2.42 percent (compared to 2.11 percent and 1.88 percent at December 31, 2001 and 2000), charge-offs to average loans deteriorated when compared to prior years. Business loan charge-offs in 2002 increased significantly from comparable charge-offs in 2001 and 2000 and were the principal reason for the increase in the charge-off ratio. Non-performing loans were $43,086,000 at December 31, 2002 compared to $39,811,000 at December 31, 2001 and $32,548,000 at December 31, 2000.

Summary of Loan Loss Experience

	Years Ended December 31
(Dollars in Thousands)	2002	2001	2000	1999	1998
Balance of Allowance for Loan Losses at Beginning of Year	$37,135	$33,578	$28,759	$25,700	$22,414
Charge-Offs
Business	6,813	4,464	380	2,015	15
Consumer	6,323	6,528	5,019	5,114	6,934
Residential Mortgage	150	160	68	30	91
Single-Family Construction	641	764	477	412	658
Commercial Real Estate	729	855	—	—	93

Total Charge-Offs	14,656	12,771	5,944	7,571	7,791
Recoveries
Business	293	181	213	22	39
Consumer	851	729	662	963	986
Residential Mortgage	3	1	6	—	2
Single-Family Construction	72	188	126	235	270
Commercial Real Estate	15	1	—	—	—

Total Recoveries	1,234	1,100	1,007	1,220	1,297

Net Charge-Offs	13,422	11,671	4,937	6,351	6,494
Provision for Loan Losses	20,756	15,228	9,756	9,410	9,780

Balance of Allowance for Loan Losses at End of Year	$44,469	$37,135	$33,578	$28,759	$25,700

Net Charge-Offs to Average Loans	0.74%	0.64%	0.27%	0.39%	0.44%
Allowance for Loan Losses to Loans at End of Year	2.42	2.11	1.88	1.69	1.66
Allowance for Loan Losses to Non-Performing Loans	103.21	93.28	103.16	162.73	149.63

LIQUIDITY AND MARKET RISK MANAGEMENT

Liquidity Management

First Indiana Corporation conducts its business through subsidiaries. The main sources of funds for the Corporation are dividends from the Bank and a $10,000,000 line of credit with a commercial bank. The Corporation has no significant assets other than its investments in the Bank and Somerset. In October 2002, the Corporation, through a wholly owned subsidiary First Indiana Capital Trust I, issued $12,000,000 of trust preferred securities to help fund the purchase of MetroBanCorp in January 2003. For a further description of these securities, see “Financial Condition” elsewhere in this report.

The Bank’s primary source of funds is deposits, which were $1,339,204,000 at December 31, 2002 and $1,379,478,000 at December 31, 2001. The Bank also relies on advances from the Federal Home Loan Bank of Indianapolis, repurchase agreements, loan payments, loan payoffs, and sale of loans as sources of funds. Although the Bank continues to rely on core retail deposits as its chief source of funds, the use of borrowed funds, including FHLB advances, continues to be an important component of the Bank’s liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

The Bank’s primary use of funds is loans, which totaled $1,837,633,000 at December 31, 2002 and $1,756,486,000 at December 31, 2001. In addition, the Bank invests in federal funds sold and securities available for sale.

The Corporation had the following obligations to make payments under long term debt and lease agreements at December 31, 2002.

(Dollars in Thousands)	2003	2004-2005	2006-2007	After 2007	Total
FHLB Advances (1)	$230,000	$75,650	$173	$40,709	$346,532
Trust Preferred Securities	—	—	—	12,000	12,000
Operating Leases	2,412	4,147	4,069	8,338	18,966

Total Contractual Cash Obligations	$232,412	$79,797	$4,242	$61,047	$377,498

(1)	The FHLB has the option to require the Bank to repay $110,000,000 at certain designated dates.

At December 31, 2002, the Bank had the following outstanding commitments to fund loans:

(Dollars in Thousands)	December 31, 2002
Commitments to Fund:
Business Loans	$164,013
Consumer Loans
Home Equity Loans	170,157
Other	594
Residential Mortgage Loans	4,856
Single-Family Construction Loans	160,551
Commercial Real Estate Loans	96,852

$597,023

Of the commitments to fund loans at December 31, 2002, nearly all are commitments to fund variable-rate products.

At December 31, 2002, the Bank had approximately $15,478,000 in commitments to repurchase convertible adjustable-rate mortgage loans from third-party investors. If the borrower under any of these loans elects to convert the loan to a fixed rate loan, the investor has the option to require the Bank to repurchase the loan. If the investor exercises this option, the Bank sets a purchase price for the loan which equals its market value, and immediately sells the loan in the secondary market. Thus, the Bank incurs minimal interest rate risk upon repurchase because of the immediate resale.

The Bank issues commercial letters of credit on behalf of its commercial loan customers in exchange for a fee. At December 31, 2002, outstanding letters of credit totaled $38,630,000. Standby letters of credit issued to enhance the bond rating of economic development bonds totaled $5,049,000 at December 31, 2002. Should these letters be submitted for payment, the Bank’s collateral policy requires the assignment of the underlying commercial real estate. To ensure the completion of infrastructure improvements (sewers, streets, sidewalks, underground utilities, etc.), the Bank had outstanding $1,492,000 of standby letters of credit. These letters were issued to municipal authorities and utility companies on behalf of the Bank’s commercial real estate borrowers. The commercial and standby letters of credit are collateralized by all assets of the borrower. Evaluation of the credit risk associated with these letters of credit is part of the Bank’s commercial loan review procedures.

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

The Corporation’s success is largely dependent upon its ability to manage interest rate risk, which is defined as the exposure of the Corporation’s net interest income and net earnings to changes in interest rates. ALCO is responsible for managing interest rate risk, and the Corporation has established acceptable limits for interest rate exposure, which are reviewed monthly. The Corporation uses a model that measures interest rate sensitivity to determine the impact on net interest income of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposit, estimated borrowing needs, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest rate sensitive instruments that are held to maturity or available for sale. The Corporation has no trading assets.

Based on the information and assumptions in effect at December 31, 2002, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 5.0 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 5.0 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results.

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

The Federal Reserve Open Market Committee lowered the federal funds target rate 11 times in 2001. The federal funds target rate on January 1, 2001 was 6.50 percent. At December 31, 2001, the target rate was 1.75 percent, reflecting a 475 basis point decrease. Rapidly falling interest rates, combined with a net asset-sensitive position within a one-year time period, put downward pressure on net interest income and net interest margin in 2001. In 2002, interest rates remained relatively stable, with only one 50 basis point federal funds target rate reduction in the fourth quarter. Consequently, First Indiana’s net interest margin improved in each of the first three quarters of 2002 as liabilities repriced downward. The 50 basis point rate cut by the Federal Reserve Board in the fourth quarter of 2002 placed additional pressure on the Corporation’s net interest margin.

At December 31, 2002, First Indiana’s six-month and one-year cumulative gap stood at a positive 12.11 percent and a positive 17.30 percent of total interest-earning assets. This compares with a positive 5.43 percent and a positive 3.30 percent at December 31, 2001. This means that 12.11 and 17.30 percent of First Indiana’s assets will reprice within six months and one year without a corresponding repricing of funding liabilities. The increase in percentage of assets repricing within 180 days is a result of market conditions. In 2002, as rates fell, prepayments on assets increased and the mix of earning assets changed as loans with fixed terms were replaced by loans that reprice with changes in the prime rate.

Interest Rate Sensitivity

The following table shows First Indiana’s interest rate sensitivity at December 31, 2002 and 2001.

		Rate Sensitivity by Period of Maturity or Rate Change at December 31, 2002
(Dollars in Thousands)	Weighted Average Rate	Balance	Percent of Total	Within 180 Days	Over 180 Days to One Year	Over One Year to Five Years	Over Five Years
Interest-Earning Assets
Securities Available for Sale	5.70%	$138,457	6.93%	$16,908	$18,665	$95,208	$7,676
FHLB and FRB Stock	5.80	22,491	1.13	—	—	—	22,491
Loans (1)
Business Loans	5.11	501,213	25.08	413,033	10,707	70,994	6,479
Consumer Loans	6.72	666,150	33.32	425,076	59,089	176,407	5,578
Residential Mortgage Loans	5.90	311,324	15.58	117,023	94,564	88,632	11,105
Single-Family Construction Loans	4.85	212,772	10.65	191,495	10,639	10,638	—
Commercial Real Estate Loans	5.88	146,174	7.31	111,443	2,808	21,275	10,648

	5.85	$1,998,581	100.00%	1,274,978	196,472	463,154	63,977

Interest-Bearing Liabilities
Deposits
Demand Deposits (2)	0.61	$179,751	10.65%	34,485	—	—	145,266
Savings Deposits (2)	1.14	398,752	23.61	352,201	1,203	9,627	35,721
Certificates of Deposit Under $100,000	3.80	310,370	18.39	108,282	42,720	159,368	—
Certificates of Deposit $100,000 or Greater	4.08	269,942	15.99	147,072	38,748	84,122	—

	2.46	1,158,815	68.64	642,040	82,671	253,117	180,987
Borrowings
Short-Term Borrowings	1.16	170,956	10.13	170,956	—	—	—
FHLB Advances	3.13	346,532	20.53	220,000	10,000	75,823	40,709
Trust Preferred Securities	7.28	11,797	0.70	—	—	11,797	—

	2.45	1,688,100	100.00%	1,032,996	92,671	340,737	221,696

Net—Other (3)		310,481					310,481

Total		$1,998,581		1,032,996	92,671	340,737	532,177

Rate-Sensitivity Gap				$241,982	$103,801	$122,417	$(468,200)

December 31, 2002 Cumulative Rate-Sensitivity Gap				$241,982	$345,783	$468,200

Percent of Total Interest-Earning Assets				12.11%	17.30%	23.43%

December 31, 2001 Cumulative Rate-Sensitivity Gap				$104,575	$63,624	$329,676

Percent of Total Interest-Earning Assets				5.43%	3.30%	17.11%

(1)	The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable-rate loans is based upon the earliest repricing date for each loan. Included in consumer loans are $50.1 million of home equity loans held for sale.
(2)	A portion of these deposits has been included in the Over Five Years category to reflect management’s assumption that these accounts are not rate-sensitive. This assumption is based upon the historic trends on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.
(3)	Net—Other is the excess of non-interest-bearing liabilities and capital over non-interest-bearing assets.

CAPITAL

At December 31, 2002, First Indiana’s shareholders’ equity was $221,211,000, or 10.41 percent of total assets, compared with $209,031,000, or 10.21 percent of total assets, at December 31, 2001.

First Indiana paid a quarterly dividend of $0.16 per common share in 2002. This reflects an increase from a quarterly dividend of $0.128 per share in 2001. On January 16, 2002, the Board of Directors approved a five-for-four stock split. All share and per share information herein has been restated to reflect the stock split. On January 23, 2003, the Board of Directors approved a three percent quarterly dividend increase from $0.16 per common share to $0.165 per common share. The cash dividend is payable March 14, 2003, to shareholders of record as of March 5, 2003. This is the 64th consecutive quarter First Indiana has paid a cash dividend.

See Note 14 of the Notes to Consolidated Financial Statements for additional information on the Corporation’s repurchases of its common stock and its shareholder rights agreement.

Regulatory Capital Requirements

First Indiana Corporation is subject to capital requirements and guidelines imposed on holding companies by the Federal Reserve Board. First Indiana Bank is subject to capital requirements and guidelines imposed on national banks by the Office of the Comptroller of the Currency. The Corporation and the Bank are required by their respective regulators to maintain minimum capital ratios. The Federal Deposit Insurance Corporation Improvement Act of 1999 (“FDICIA”) established ratios and guidelines for banks to be considered “well-capitalized.” These capital requirements establish higher capital standards for banks and bank holding companies that assume greater risks. For this purpose, assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk ascribed to such assets or commitments. The Corporation’s trust preferred securities are included in its Tier 1 capital and total capital at December 31, 2002.

The following table shows the Corporation’s and the Bank’s capital levels and compliance with all capital requirements at December 31, 2002. Additionally, the Bank exceeds the capital levels set by FDICIA for a bank to be considered well-capitalized.

	December 31, 2002
	Actual		Minimum Capital Adequacy		To be Well-Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$215,243	10.10%	$85,241	4.00%	N/A	N/A
First Indiana Bank	176,597	8.31	84,982	4.00	$106,228	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$215,243	11.26%	$76,470	4.00%	N/A	N/A
First Indiana Bank	176,597	9.27	76,218	4.00	$114,327	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$239,394	12.52%	$152,941	8.00%	N/A	N/A
First Indiana Bank	200,670	10.53	152,437	8.00	$190,546	10.00%

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related data presented herein have been prepared to conform to accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Almost all of the assets and liabilities of a bank are monetary, which limits the usefulness of data derived by adjusting a bank’s financial statements for the effects of changing prices.

IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantors of Indebtedness of Others” (the “Interpretation”), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These required disclosures are included in Note 15 of the Notes to the Consolidated Financial Statements. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee. This is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

As noted above the Corporation has adopted the disclosure requirements of the Interpretation (see Note 15) and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

FOURTH QUARTER SUMMARY

First Indiana posted net earnings of $1,059,000, or $0.07 per diluted share, in the fourth quarter of 2002, compared to a net loss of $372,000, or $0.02 per diluted share, for the same period of 2001. In 2002, fourth quarter earnings were affected by an increase in the provision for loan losses when compared to prior quarters in 2002 due to increased levels of non-performing loans and loan charge-offs and the uncertainty of the economic situation in Indiana. In 2001, an increased provision for loan losses and the charge-off of overdrafts by a commercial banking customer led to the net loss for the quarter.

Net Interest Income

Net interest income for the fourth quarter of 2002 was $18,712,000, with a net interest margin of 3.68 percent compared to third quarter 2002 net interest income of $19,401,000 and a net interest margin of 3.88 percent. For the fourth quarter of 2001, net interest income was $17,203,000, with a net interest margin of 3.46 percent. The rapid decline in interest rates in 2001 put downward pressure on the net interest margin. During 2002, net interest margin improved in each of the first three quarters as funding liability rates decreased. The 50 basis point rate cut by the Federal Reserve Open Market Committee in the fourth quarter of 2002 placed additional pressure on the Corporation’s net interest margin due to its net asset-sensitive position within a one-year time period and rapid prepayment speeds on consumer and residential loans. Earning assets averaged $2,031,823,000 in the fourth quarter of 2002, compared to $1,992,465,000 in the fourth quarter of 2001.

Provision for Loan Losses

The provision for loan losses was $11,005,000 for the fourth quarter of 2002, compared to $2,982,000 for the third quarter of 2002 and $7,875,000 for the fourth quarter of 2001. The provision for loan losses increased in the fourth quarter of 2002 because of the higher levels of non-performing loans and charge-offs and the uncertainty of the current economic situation. Net charge-offs for the fourth quarter of 2002 were $4,885,000, compared to $1,986,000 in the third quarter of 2002 and $7,182,000 in the fourth quarter of 2001. The aggregate credit facilities of two business banking clients involved in the construction-related industry totaling $11,378,000 were added to non-performing loans in the fourth quarter of 2002 and $3,000,000 relating to these two clients’ loans was charged off during the quarter. The fourth quarter of 2001 included charge-offs from several construction and business loan relationships, the largest of which had previously been classified as impaired with a specific reserve established. Non-performing loans at December 31, 2002 were $43,086,000 compared to non-performing loans of $31,947,000 at September 30, 2002 and $39,811,000 at December 31, 2001.

Non-Interest Income

Non-interest income for the fourth quarter of 2002 was $11,205,000, compared to $9,847,000 for the same period in 2001. The increase in non-interest income is primarily the result of returned check charges, gain on the sale of loans, Somerset fees, and consumer loan prepayment and other fees. This revenue was partially offset by reductions in loan servicing income.

Non-Interest Expense

Non-interest expense for the fourth quarter of 2002 was $17,352,000, compared to $19,764,000 for the fourth quarter of 2001. Included in non-interest expense in the fourth quarter of 2001 is $4,066,000 for the write-off of overdrafts by a construction loan client. Salaries and benefits in the fourth quarter of 2002 increased $1,405,000 over the comparable 2001 expense and reflect increased staffing in targeted business segments and increased medical insurance premiums and pension expense and the reversal of the one-year management incentive accrual in the fourth quarter of 2001. Other professional services in the fourth quarter of 2002 were $368,000 higher than expenses in the fourth quarter of 2001 and were associated with the administration of non-performing loans. Offsetting these increases were decreases in equipment expense and telephone, supplies, and postage expense which were the result of expense control efforts throughout the Corporation. Due to the adoption of a new accounting standard, the Corporation ceased amortizing goodwill in 2002. The Corporation had goodwill amortization of $228,000 in the fourth quarter of 2001.

CONSOLIDATED FINANCIAL STATEMENTS

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
(Dollars in Thousands, Except Per Share Data)	2002	2001
Assets
Cash	$76,050	$62,147
Securities Available for Sale	138,457	147,863
Federal Home Loan Bank and Federal Reserve Bank Stock	22,491	22,491
Loans	1,837,633	1,756,486
Allowance for Loan Losses	(44,469)	(37,135)

Net Loans	1,793,164	1,719,351
Premises and Equipment	21,528	20,587
Accrued Interest Receivable	10,771	15,246
Goodwill	13,045	13,045
Other Assets	49,708	45,927

Total Assets	$2,125,214	$2,046,657

Liabilities
Non-Interest-Bearing Deposits	$180,389	$165,023
Interest-Bearing Deposits	1,158,815	1,214,455

Total Deposits	1,339,204	1,379,478
Short-Term Borrowings	170,956	121,082
Federal Home Loan Bank Advances	346,532	296,647
Trust Preferred Securities	11,797	—
Accrued Interest Payable	2,290	3,804
Advances by Borrowers for Taxes and Insurance	1,820	3,047
Other Liabilities	31,404	33,568

Total Liabilities	1,904,003	1,837,626

Shareholders’ Equity
Preferred Stock, $.01 Par Value: 2,000,000 Shares Authorized; None Issued	—	—
Common Stock, $.01 Par Value: 33,000,000 Shares Authorized; Issued: 2002—17,295,351 Shares; 2001—17,127,770 Shares	173	171
Capital Surplus	43,296	41,837
Retained Earnings	194,738	183,196
Accumulated Other Comprehensive Income	4,644	4,084
Treasury Stock at Cost: 2002—1,754,891 Shares; 2001—1,684,476 Shares	(21,640)	(20,257)

Total Shareholders’ Equity	221,211	209,031

Total Liabilities and Shareholders’ Equity	$2,125,214	$2,046,657

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31
(Dollars in Thousands, Except Per Share Data)	2002	2001	2000
Interest Income
Loans	$116,039	$145,143	$159,877
Securities Available for Sale	8,501	9,880	10,401
Dividends on FRB and FHLB Stock	1,363	1,627	1,746
Federal Funds Sold	20	478	786

Total Interest Income	125,923	157,128	172,810
Interest Expense
Deposits	36,976	59,997	65,253
Short-Term Borrowings	2,059	4,301	6,384
Federal Home Loan Bank Advances	12,962	18,781	23,405
Trust Preferred Securities	146	—	—

Total Interest Expense	52,143	83,079	95,042

Net Interest Income	73,780	74,049	77,768
Provision for Loan Losses	20,756	15,228	9,756

Net Interest Income After Provision for Loan Losses	53,024	58,821	68,012
Non-Interest Income
Loan and Deposit Charges	15,917	12,643	7,282
Loan Servicing Income	413	962	1,259
Loan Fees	2,723	3,736	3,367
Trust Fees	2,614	2,284	1,727
Somerset Fees	10,798	9,561	2,052
Investment Product Sales Commissions	2,726	1,945	551
Sale of Loans	8,431	9,240	5,050
Sale of Loan Servicing	—	—	1,251
Sale of Investment Securities	312	543	(168)
Other	2,831	3,049	3,267

Total Non-Interest Income	46,765	43,963	25,638
Non-Interest Expense
Salaries and Benefits	37,804	36,720	28,451
Net Occupancy	4,071	3,724	2,904
Equipment	6,040	7,056	6,105
Professional Services	4,763	4,122	3,254
Marketing	2,351	2,424	2,910
Telephone, Supplies, and Postage	3,222	3,515	2,943
Goodwill Amortization	—	920	279
Other	8,251	12,020	6,882

Total Non-Interest Expense	66,502	70,501	53,728

Earnings Before Income Taxes	33,287	32,283	39,922
Income Taxes	12,107	12,274	15,105

Net Earnings	$21,180	$20,009	$24,817

Basic Earnings Per Share	$1.36	$1.29	$1.58

Diluted Earnings Per Share	$1.34	$1.25	$1.55

Dividends Per Common Share	$0.640	$0.512	$0.448

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
(Dollars in Thousands, Except Per Share Data)	Shares	Amount
Balance at December 31, 1999	15,653,940	$171	$37,927	$153,710	$(724)	$(13,981)	$177,103
Comprehensive Income:
Net Earnings	—	—	—	24,817	—	—	24,817
Unrealized Gain on Securities Available for Sale of $4,388, Net of Income Taxes and Reclassification Adjustment of $(105), Net of Income Taxes	—	—	—	—	2,770	—	2,770

Total Comprehensive Income							27,587
Dividends on Common Stock—$0.448 per share	—	—	—	(7,045)	—	—	(7,045)
Exercise of Stock Options	118,259	1	779		—	—	780
Common Stock Issued under Restricted Stock Plans—Net of Amortization	45,000	—	792	(528)	—	—	264
Redemption of Common Stock Related to Somerset Merger	(3,448,084)	(34)	(48,929)	—	—	—	(48,963)
Issuance of Common Stock Related to Somerset Merger	3,224,539	32	45,757	—	—	—	45,789
Purchase of Treasury Stock	(18,750)	—	—	—	—	(283)	(283)
Reissuance of Treasury Stock	2,678	—	28	—	—	18	46
Option Consideration Related to Somerset Merger	—	—	3,327	—	—	—	3,327
Redemption of Common Stock	(3,314)	—	(56)	—	—	—	(56)
Tax Benefit of Option Compensation	—	—	263	—	—	—	263

Balance at December 31, 2000	15,574,268	170	39,888	170,954	2,046	(14,246)	198,812

Comprehensive Income:
Net Earnings	—	—	—	20,009	—	—	20,009
Unrealized Gain on Securities Available for Sale of $3,571, Net of Income Taxes and Reclassification Adjustment of $309, Net of Income Taxes	—	—	—	—	2,038	—	2,038

Total Comprehensive Income							22,047
Dividends on Common Stock—$0.512 per share	—	—	—	(7,977)	—	—	(7,977)
Exercise of Stock Options	197,043	1	1,685	—	—	—	1,686
Common Stock Issued under Restricted Stock Plans—Net of Amortization	1,009	—	129	210	—	—	339
Purchase of Treasury Stock	(307,388)	—	—	—	—	(6,011)	(6,011)
Option Consideration Related to Somerset Merger	—	—	(113)	—	—	—	(113)
Redemption of Common Stock	(21,638)	—	(404)	—	—	—	(404)
Tax Benefit of Option Compensation	—	—	652	—	—	—	652

Balance at December 31, 2001	15,443,294	171	41,837	183,196	4,084	(20,257)	209,031

Comprehensive Income:
Net Earnings	—	—	—	21,180	—	—	21,180
Unrealized Gain on Securities Available for Sale of $925, Net of Income Taxes and Reclassification Adjustment of $189, Net of Income Taxes	—	—	—	—	560	—	560

Total Comprehensive Income							21,740
Dividends on Common Stock—$0.640 per share	—	—	—	(9,956)	—	—	(9,956)
Exercise of Stock Options	233,773	2	2,103	—	—	—	2,105
Forfeiture of Restricted Common Stock	(46,009)	—	(921)	318	—	—	(603)
Common Stock Issued under Deferred Compensation Plan	—	—	(17)	—	—	—	(17)
Purchase of Treasury Stock	(74,165)	—	—	—	—	(1,407)	(1,407)
Reissuance of Treasury Stock	3,751	—	41	—	—	24	65
Payment for Fractional Shares	(529)	—	(11)	—	—	—	(11)
Redemption of Common Stock	(19,655)	—	(377)	—	—	—	(377)
Tax Benefit of Option Compensation	—	—	641	—	—	—	641

Balance at December 31, 2002	15,540,460	$173	$43,296	$194,738	$4,644	$(21,640)	$221,211

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
(Dollars in Thousands)	2002	2001	2000
Cash Flows from Operating Activities
Net Earnings	$21,180	$20,009	$24,817
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities
Gain on Sale of Assets, Net	(8,743)	(9,783)	(4,878)
Amortization of Premium, Discount, and Intangibles, Net	1,545	2,819	233
Depreciation and Amortization of Premises and Equipment	2,718	3,324	2,968
Amortization of Net Deferred Loan Fees	976	1,385	906
Provision for Loan Losses	20,756	15,228	9,756
Origination of Loans Held For Sale, Net of Principal Collected	(251,472)	(245,744)	(326,215)
Proceeds from Sale of Loans Held for Sale	243,867	269,333	315,606
Tax Benefit of Option Compensation	641	652	263
Change In:
Accrued Interest Receivable	4,475	3,081	(4,773)
Other Assets	(7,109)	(26,303)	(10,268)
Accrued Interest Payable	(1,514)	(2,948)	1,147
Other Liabilities	(2,037)	13,346	887

Net Cash Provided by Operating Activities	25,283	44,399	10,449

Cash Flows from Investing Activities
Proceeds from Sale of Securities Available for Sale	20,312	20,000	57,255
Proceeds from Maturities of Securities Available for Sale	21,231	16,005	6,645
Purchase of Securities Available for Sale	(30,000)	(20,000)	(60,000)
Purchase of FHLB and FRB Stock	—	(900)	(1,248)
Originations of Loans Net of Principal Collected	29,652	15,034	(111,341)
Proceeds from Sale of Loans	34,412	—	47,684
Purchase of Loans	(143,573)	—	—
Purchase of Premises and Equipment	(3,784)	(4,901)	(4,420)
Acquisition of Somerset, Net of Cash Acquired	(127)	(279)	(16,384)
Proceeds from Sale of Premises and Equipment	40	777	41

Net Cash Provided (Used) by Investing Activities	(71,837)	25,736	(81,768)

Cash Flows from Financing Activities
Net Change in Deposits	(40,274)	(20,505)	87,868
Repayment of Federal Home Loan Bank Advances	(610,115)	(275,107)	(535,100)
Borrowings of Federal Home Loan Bank Advances	660,000	235,000	505,000
Issuance of Trust Preferred Securities	11,797	—	—
Net Change in Short-Term Borrowings	49,874	3,357	18,971
Net Change in Advances by Borrowers for Taxes and Insurance	(1,227)	(3,141)	4,811
Stock Option Proceeds	1,728	1,282	724
Fractional Shares	(11)	—	—
Deferred Compensation	(17)	—	—
Purchase of Treasury Stock	(1,407)	(6,011)	(283)
Reissuance of Treasury Stock	65	—	46
Dividends Paid	(9,956)	(7,977)	(7,045)

Net Cash Provided (Used) by Financing Activities	60,457	(73,102)	74,992

Net Change in Cash and Cash Equivalents	13,903	(2,967)	3,673
Cash and Cash Equivalents at Beginning of Year	62,147	65,114	61,441

Cash and Cash Equivalents at End of Year	$76,050	$62,147	$65,114

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Nature of Operations and Summary of Significant Accounting Policies

First Indiana Corporation (“First Indiana” or the “Corporation”) is a bank holding company, which has elected to become a financial holding company. First Indiana Bank and its subsidiaries (collectively the “Bank”), the principal asset of the Corporation, is a federally chartered national bank insured by the Federal Deposit Insurance Corporation. First Indiana is the largest bank or bank holding company based in Indianapolis.

Somerset Financial Services, LLC (“Somerset”), also a subsidiary of the Corporation, was acquired in September 2000 when The Somerset Group, Inc. merged with the Corporation. Somerset is a comprehensive financial services company offering businesses and their owners a wide variety of financial services, including tax planning and preparation, accounting services, retirement and estate planning, and investment management services. Somerset also has an extensive consulting practice spanning construction services, health care, entrepreneurial activities, real estate, information technology, and risk management.

The Bank is engaged primarily in the business of attracting deposits from the general public and originating commercial and consumer loans. The Bank offers a full range of banking services from 33 banking centers located throughout Metropolitan Indianapolis, Franklin, Mooresville, Noblesville, Pendleton, Rushville, and Westfield, Indiana. In addition, the Bank has construction and consumer loan offices in Indiana, Arizona, Florida, Illinois, North Carolina, Ohio, and Oregon.

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

The majority of the Bank’s assets and liabilities consists of financial instruments (investments, loans, deposits, and borrowings). Each of these financial instruments earns or pays interest for a given term at a negotiated rate of interest. The Bank’s Asset/Liability Committee manages these financial instruments for the dual objectives of maximizing net interest income (the difference between interest income and interest expense) while limiting interest rate risk. The Bank manages interest rate risk by closely matching both the maturities and interest rate repricing dates of its assets and liabilities. Should this matching objective not be achieved, significant, rapid, and sustained changes in market interest rates will significantly increase or decrease net interest income. Because of this risk, the Asset/Liability Committee continuously monitors its financial instruments to ensure that these dual objectives are achieved.

The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America. The more significant policies are summarized below.

(A)    Basis of Financial Statement Presentation—The Consolidated Financial Statements include the accounts of the Corporation, the Bank, and Somerset. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the amounts reported for assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, assumptions used to value the loan servicing assets, and the determination of the valuation allowance for deferred taxes.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All share and per share data has been restated to reflect the five-for-four stock split declared on January 16, 2002.

(B)    Investment Securities—The Bank classifies investments in debt and equity securities (investment securities) as trading, held to maturity, or available for sale. Investment securities classified as held to maturity are stated at cost, as adjusted for amortization of premiums and accretion of discounts using the level yield method. The Bank has the ability and positive intent to hold these securities to maturity.

Securities classified as available for sale are stated at fair value, based on quoted market prices, with unrealized holding gains and losses excluded from earnings and reported net of related income taxes as a separate component of shareholders’ equity until realized. A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. The Corporation has no assets classified as trading.

Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as available for sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

(C)    Federal Home Loan Bank and Federal Reserve Bank Stock—As members of the Federal Home Loan Bank of Indianapolis (“FHLB”) and the Federal Reserve Bank (“FRB”), the Bank is required to own shares of capital stock in the FHLB and the FRB. FHLB stock and FRB stock are carried at their cost of $100 and $50 par values per share since they are restricted investment securities. Investment in FHLB stock was $21,591,000 at December 31, 2002 and 2001. The Bank’s investment in FRB stock was $900,000 at December 31, 2002 and 2001.

(D)    Loans—Loans originated for portfolio are recorded at cost, with any discount or premium amortized to maturity using the level-yield method. Loans are placed on non-accrual status when payments of principal or interest become 91 days or more past due or earlier when an analysis of a borrower’s creditworthiness indicates that payments could become past due, unless the loan is in process of collection and secured. Interest income on such loans is recognized only to the extent that cash is received and where future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the opinion of management, the loans are estimated to be fully collectible.

(E)    Home Equity and Mortgage Loan Origination Activities—The Bank originates fixed and adjustable rate residential mortgage loans and fixed and adjustable rate home equity loans. Throughout the year, the Bank’s Asset/Liability Committee designates a portion of these loans to be held for investment purposes, with the intent of holding them to maturity. The remainder of these loans is identified as held for sale into the secondary market.

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(F)    Loan Fees—Non-refundable loan fees and certain direct costs are deferred and the net amount amortized over the contractual life of the related loan as an adjustment of the yield.

(G)    Discounts, Premiums, and Prepaid Fees—Discounts and premiums on the purchase of loans and prepaid fees are amortized to interest income on a level-yield basis.

(H)    Other Real Estate Owned—Other real estate owned (“OREO”) is generally acquired by deed in lieu of foreclosure and is initially recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, OREO is carried at the lower of cost or fair value, less estimated costs to sell. The initial OREO write-down, if required, is charged against the allowance for loan losses, with subsequent write-downs charged to OREO expense. A review of OREO properties occurs in conjunction with the review of the loan portfolios. As of December 31, 2002 and 2001, the balance of OREO included in other assets was $8,670,000 and $6,992,000.

(I)    Allowance for Loan Losses—An allowance has been established for loan losses. The provision for loan losses charged to operations is based on management’s judgment of current economic conditions and the credit risk of the loan portfolio. Management believes that this allowance is adequate for the losses inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance and may require the Corporation to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

(J)    Income Taxes—The Corporation uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. First Indiana files a consolidated income tax return.

(K)    Earnings Per Share—Basic earnings per share for 2002, 2001, and 2000 were computed by dividing net earnings by the weighted average shares of common stock outstanding (15,537,186, 15,569,956, and 15,716,234). Diluted earnings per share for 2002, 2001, and 2000 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (15,809,380, 15,998,976, and 15,997,179). Dilution of the per-share calculation relates to stock options.

(L)    Premises and Equipment—Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the various classes of assets.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(M)    Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks, and federal funds sold. Generally, federal funds are sold for one-day periods. All cash and cash equivalents mature within 90 days.

(N)    Reclassification—Certain amounts in the 2001 and 2000 Consolidated Financial Statements have been reclassified to conform to the current year presentation.

(O)    Comprehensive Income—Comprehensive income is the total of net income and all non-owner changes in shareholders’ equity.

(P)    Goodwill and Other Intangible Assets—Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with the new standard, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment tests at least annually.

(Q)    Long-Lived Assets—Effective January 1, 2002, the Corporation adopted Statement of Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Since SFAS 144 maintains many of the fundamental provisions of current accounting pronouncements, the adoption of this standard did not have a material impact on the financial condition or results of operations of the Corporation.

(R)    Recent Accounting Pronouncements—In December 2002, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an Amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net earnings of an entity’s accounting policy decisions with respect to stock-based compensation. Finally, SFAS 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

Currently, the Corporation applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based compensation plans. Using the intrinsic value method of accounting, the Corporation has not recognized compensation cost in respect of stock option grants under these plans. Under SFAS 123 (as amended by SFAS 148), the Corporation may elect to continue following APB Opinion No. 25 or may voluntarily change to the fair value based method of accounting for stock-based compensation, which would result in the Corporation recognizing compensation expense for stock options granted under these plans.

As amended, SFAS 123 provides for three transition methods for adopting fair value accounting for stock-based compensation:

1.	Prospective—recognize stock-based compensation cost for awards granted, modified, or settled after the beginning of the fiscal year in which SFAS 123 is adopted,

2.	Modified Prospective—recognize stock-based compensation cost for the year of adoption equal to that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date, or

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Retroactive Restatement—recognize stock-based compensation cost for the year of change and restate financial statements for all prior periods presented as though the fair value recognition provisions of SFAS 123 had been applied as of the original effective date of SFAS 123. Restatement of years prior to the earliest period presented would be permitted but not required.

The transition provisions of SFAS 123 and the requirements for prominent disclosure shall be effective for financial statements for fiscal years ending after December 15, 2002. The interim period disclosure provisions shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application encouraged.

The Corporation follows APB Opinion No. 25 in accounting for stock-based compensation, which continues to be allowed under SFAS 123, as amended by SFAS 148. The Corporation has made the required prominent disclosure with respect to stock-based compensation in Note 1 (S) of the Notes to the Consolidated Financial Statements and will include the additional required disclosures in all future interim financial statements.

(S)    Stock-based Compensation—At December 31, 2002, First Indiana had three stock-based employee compensation plans, which are described more fully in Note 16. First Indiana accounts for those plans under recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost has been recognized in respect of stock option grants under the plans, except for deferred compensation expense in connection with certain Somerset options that is being amortized over the life of the respective options. The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Years Ended December 31
(Dollars in Thousands, Except Per Share Data)	2002	2001	2000
Net Earnings, As Reported	$21,180	$20,009	$24,817
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(867)	(822)	(222)

Pro Forma Net Earnings	$20,313	$19,187	$24,595

Basic Earnings Per Share
As Reported	$1.36	$1.29	$1.58
Pro Forma	1.31	1.23	1.57
Diluted Earnings Per Share
As Reported	$1.34	$1.25	$1.55
Pro Forma	1.28	1.20	1.54

The fair value of each option at the date of grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000: dividend yield of 3.0 percent for all years; expected volatility of 33 percent for 2002, 41 percent for 2001, and 35 percent for 2000; weighted average risk-free interest rates of 4.45 percent, 5.11 percent, and 6.73 percent, respectively; and expected lives of seven years for all years.

(2)    Business Combinations

On January 13, 2003, First Indiana acquired Carmel, Indiana-based MetroBanCorp through a merger. MetroBanCorp was the holding company for MetroBank, with assets of $196,000,000 and seven offices in Carmel, Fishers, and Noblesville. The acquisition will be accounted for using the purchase method of accounting,

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and accordingly, the financial results of the acquired entity will be included in First Indiana’s consolidated financial statements from the January 13, 2003 acquisition date. In the merger, MetroBanCorp shareholders received $17.00 in cash in exchange for each share of MetroBanCorp stock. The purchase price was approximately $38,000,000. Upon completion of the merger, First Indiana had approximately $2,300,000,000 in assets and 33 banking centers in Central Indiana.

In the fourth quarter of 2002, the Corporation issued $12,000,000 in Trust Preferred Securities (see Note 12). Proceeds from the issuance of these securities were used to partially fund the purchase of MetroBanCorp. Under regulatory capital guidelines, the Corporation may include these securities as Tier 1 Capital, subject to certain limitations. Upon completion of this acquisition, the Corporation’s regulatory capital ratios remained in compliance with all capital requirements. Existing liquidity within the Corporation, including preexisting funding sources, provided the remaining funding for this transaction.

On September 29, 2000, First Indiana acquired The Somerset Group, Inc. (“Somerset Group”) by merger. Somerset Group, based in Indianapolis, Indiana, was a comprehensive financial services company offering a full array of tax planning, consulting, accounting, wealth management, investment advisory services, and investment and insurance products to the general public. Somerset Group owned 22 percent of the outstanding common stock of First Indiana prior to the acquisition. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the financial results of Somerset have been included in First Indiana’s consolidated financial statements from the September 29, 2000 acquisition date. The purchase price of $67,213,000 included the cancellation of 3,448,084 of First Indiana’s common shares held by Somerset Group with a value of $48,963,000. Somerset Group’s common shares were exchanged for a combination of 3,224,539 First Indiana common shares and $17,228,000 in cash. The excess of purchase price over the fair value of the net identifiable assets acquired of $12,358,000 was recorded as goodwill.

(3)    Goodwill and Other Intangible Assets

Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” resulting in no goodwill impairment. In accordance with the new standard, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment tests at least annually. The Corporation had no existing intangible assets acquired in prior purchase business combinations and recognized no impairment loss relating to intangible assets upon adoption of SFAS 142.

The following table shows information relating to the adoption of SFAS 142.

	Years Ended December 31
(Dollars in Thousands, Except Per Share Data)	2002	2001	2000
Net Earnings	$21,180	$20,009	$24,817
Add back: Goodwill Amortization	—	920	279

Adjusted Net Earnings	$21,180	$20,929	$25,096

Basic Earnings Per Share	$1.36	$1.29	$1.58
Add back: Goodwill Amortization	—	0.06	0.02

Adjusted Basic Earnings Per Share	$1.36	$1.35	$1.60

Diluted Earnings Per Share	$1.34	$1.25	$1.55
Add back: Goodwill Amortization	—	0.06	0.02

Adjusted Diluted Earnings Per Share	$1.34	$1.31	$1.57

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows changes in the carrying amount of goodwill for the year ended December 31, 2002.

(Dollars in Thousands)	Commercial Segment	Retail Banking Segment	Somerset Segment	Total
Balance as of January 1, 2002	$4,108	$2,578	$6,359	$13,045
Changes during the year	—	—	—	—

Balance as of December 31, 2002	$4,108	$2,578	$6,359	$13,045

The following table shows the change in the carrying amount of capitalized loan servicing rights:

	Year Ended December 31
(Dollars in Thousands)	2002	2001	2000
Balance at Beginning of Period	$9,819	$8,249	$8,759
Additions	2,288	3,962	2,999
Amortization of Servicing Rights	(2,585)	(2,320)	(2,147)
Sale of Servicing Rights	—	—	(1,362)
Change in Valuation Reserves	(457)	(72)	—

Balance at End of Period	$9,065	$9,819	$8,249

Consumer loans serviced for others amounted to $361,517,000 and $387,068,000 at December 31, 2002 and 2001, respectively. Residential loans serviced for others amounted to $261,463,000 and $446,268,000 at December 31, 2002 and 2001, respectively.

During 2000, the Bank sold $216,227,000 in out-of-market loan servicing at a gain of $1,251,000.

The estimated fair value of loan servicing rights was $9,988,000 and $11,491,000 at December 31, 2002 and 2001, respectively.

(4)    Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale and the related unrealized gains and losses were as follows:

	December 31, 2002				December 31, 2001
	Amortized Cost	Gross Unrealized		Fair Value (Book Value)	Amortized Cost	Gross Unrealized		Fair Value (Book Value)
(Dollars in Thousands)		Gains	Losses			Gains	Losses
U.S. Government Agencies	$105,894	$6,452	$—	$112,346	$105,002	$5,553	$—	$110,555
Mortgage-Backed Securities
FHLMC	10,052	555	—	10,607	21,443	722	—	22,165
FNMA	14,770	669	—	15,439	11,945	454	—	12,399
Participation Certificates	—	—	—	—	5	—	—	5
Other Asset-Backed Securities	65	—	—	65	210	—	—	210
Corporate Debt Securities	—	—	—	—	2,507	22	—	2,529

Total	$130,781	$7,676	$—	$138,457	$141,112	$6,751	$—	$147,863

Securities totaling $138,457,000 were pledged as collateral for repurchase agreements on December 31, 2002.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maturity distribution of debt securities is shown below. The distribution of mortgage-backed securities is based on average expected maturities. Actual maturities might differ because issuers may have the right to call or prepay obligations.

	December 31, 2002
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in one year or less	$14,966	$15,304
Due after one year through five years	94,485	100,743
Due after five years through ten years	15,204	15,930
Due after ten years	6,126	6,480

Total	$130,781	$138,457

Realized gains and losses related to securities available for sale for each of the three years ended December 31 were as follows:

(Dollars in Thousands)	2002	2001	2000
Realized Gains	$312	$543	$84
Realized Losses	—	—	(252)

Net Gains (Losses)	$312	$543	$(168)

(5)    Federal Home Loan Bank and Federal Reserve Bank Stock

The Bank is required by the Federal Reserve Board to own shares of FRB stock. FRB stock, which is a restricted investment security, is carried at its cost. The balance at December 31, 2002 and December 31, 2001, was $900,000. In addition, as a member of the Federal Home Loan Bank of Indianapolis, the Bank is required to own shares of capital stock in the FHLB. FHLB stock is carried at its cost, since it is a restricted investment security. First Indiana’s investment in FHLB stock was $21,591,000 at December 31, 2002 and December 31, 2001. The Bank is required to hold approximately $17,827,000 of FHLB stock. The Corporation’s holdings in FHLB stock are redeemable only upon five years’ notice to the FHLB.

(6)    Loans

The composition of loans is summarized as follows:

	December 31
(Dollars in Thousands)	2002	2001
Business Loans	$501,213	$443,461
Consumer Loans
Home Equity Loans	654,930	664,692
Other Consumer Loans	11,220	10,419
Residential Mortgage Loans	311,324	292,503
Single-Family Construction Loans	212,772	224,926
Commercial Real Estate Loans	146,174	120,485

	$1,837,633	$1,756,486

Loans are net of deferred costs and net unearned discounts of $8,886,000 and $9,013,000 at December 31, 2002 and 2001.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average yield on loans was 5.86 percent and 6.88 percent at December 31, 2002 and 2001.

Fixed rate loans totaling $229,376,000, $275,698,000, and $270,191,000 were sold in 2002, 2001, and 2000, respectively. In connection with a new strategy to initiate the sale of home equity lines of credit into the secondary market, during 2002 the Bank sold $33,584,000 of these variable rate loans out of its portfolio. At December 31, 2002, the Bank had $17,380,000 in closed end home equity loans held for sale and $32,692,000 in home equity lines of credit held for sale. At December 31, 2001 and 2000, the Bank had $34,756,000 and $48,882,000 in consumer loans held for sale, respectively, which did not include any home equity lines of credit. The Bank had $108,000 of residential mortgage loans classified as held for sale at December 31, 2001.

During 2002, 2001, and 2000, the Bank transferred $15,980,000, $14,450,000, and $8,776,000 from loans to other real estate owned.

The geographic distribution of loans at December 31, 2002, is presented below:

Location	Percent
Indiana	50%
Contiguous States	8
North Carolina	8
Florida	7
Arizona	6
California	6
Other	15

Total	100%

A loan is considered impaired when it is probable that all principal and interest amounts due will not be collected in accordance with the loan’s contractual terms. Certain loans, such as small-balance homogeneous loans (e.g., consumer and residential mortgage loans), are exempt from impairment determinations for disclosure purposes. Impairment is recognized to the extent that the recorded investment of an impaired loan exceeds its value. A loan’s value is based on the loan’s underlying collateral value or the calculated present value of projected cash flows discounted at the contractual interest rate. The recorded investment in impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time.

Information relating to the Bank’s impaired loans is outlined in the tables below:

	December 31
(Dollars in Thousands)	2002	2001
Impaired Loans with Related Specific Allowance	$8,676	$—
Impaired Loans with No Related Specific Allowance	17,903	16,243

Total Impaired Loans	$26,579	$16,243

Specific Allowance on Impaired Loans	$1,500	$—

	Years Ended December 31
	2002	2001	2000
Average Balance of Impaired Loans	$17,252	$15,330	$6,937
Interest Income Recognized on Impaired Loans	—	—	415

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-accrual loans totaled $38,458,000 on December 31, 2002 and $36,499,000 on December 31, 2001. Loans past due 90 days or more and still accruing interest totaled $4,628,000 on December 31, 2002 and $3,312,000 on December 31, 2001.

(7)    Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three years ended December 31, 2002 follows:

(Dollars in Thousands)	2002	2001	2000
Balance at Beginning of Year	$37,135	$33,578	$28,759
Charge-Offs	(14,656)	(12,771)	(5,944)
Recoveries	1,234	1,100	1,007

Net Charge-Offs	(13,422)	(11,671)	(4,937)
Provision for Loan Losses	20,756	15,228	9,756

Balance at End of Year	$44,469	$37,135	$33,578

(8)    Premises and Equipment

	December 31
(Dollars in Thousands)	2002	2001
Land	$4,753	$4,728
Buildings	9,749	9,306
Leasehold Improvements	1,558	1,617
Furniture and Equipment	29,246	26,300
Accumulated Depreciation	(23,778)	(21,364)

	$21,528	$20,587

(9)    Interest-Bearing Deposits

	December 31
(Dollars in Thousands)	2002	2001
Interest-Bearing Demand	$179,751	$140,175
Savings	398,752	447,832
Certificates of Deposit Under $100,000	310,370	352,766
Certificates of Deposit $100,000 or Greater	269,942	273,682

	$1,158,815	$1,214,455

Following is a table of maturities for certificates of deposit outstanding at December 31, 2002.

(Dollars in Thousands)	Amount
2003	$321,530
2004	161,521
2005	31,975
2006	15,033
2007	50,253
Thereafter	—

$580,312

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash paid during the year for interest on deposits, advances, and other borrowed money was $53,658,000, $86,027,000, and $93,895,000 for 2002, 2001, and 2000, respectively.

(10)    Short-Term Borrowings

Federal funds purchased and securities sold under agreements to repurchase are classified as short-term borrowings. Repurchase agreements represent an indebtedness of the Bank secured by securities available for sale issued by (or fully guaranteed as to principal and interest by) the United States or an agency of the United States. All agreements represent obligations to repurchase the same securities at maturity. These securities are under the Bank’s control.

Following is a summary of short-term borrowings for each of the three years ended December 31:

(Dollars in Thousands)	2002	2001	2000
Balance at Year-End	$170,956	$121,082	$117,725
Average During the Year	126,501	112,991	107,849
Maximum Month-End Balance	175,114	132,740	120,816
Weighted Average Rate During the Year	1.72%	3.81%	5.92%
Weighted Average Rate at Year-End	1.16	1.77	6.09

At December 31, 2002, the Bank had $40,000,000 in unused lines of credit available from local financial institutions for borrowing federal funds. There are no fees associated with these lines. In addition, at December 31, 2002, the Corporation had a $10,000,000 unused revolving line of credit on which it paid $23,000 in fees in 2002.

(11)    Federal Home Loan Bank Advances

Each Federal Home Loan Bank is authorized to make advances to its member institutions, subject to their regulations and limitations. Scheduled principal repayments of FHLB advances outstanding at December 31, 2002, were:

(Dollars in Thousands)	Amount
2003	$230,000
2004	25,000
2005	50,650
2006	173
2007	—
Thereafter	40,709

$346,532

FHLB advances outstanding at December 31, 2002 mature from January 2003 through May 2019. Of the $346,532,000 in advances, the FHLB has the option to require the Bank to repay $110,000,000 at certain designated dates. The advances bear fixed or floating rates ranging from 1.38 percent to 8.57 percent. The weighted average interest rate at December 31, 2002 and 2001 was 3.13 percent and 5.28 percent, respectively. The FHLB advances are collateralized with FHLB stock and other qualifying assets. As of December 31, 2002 and 2001, the Bank’s FHLB advances were backed by sufficient collateral. Additionally, the Bank maintains an unused $10,000,000 line of credit with the FHLB.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)     Trust Preferred Securities

On October 30, 2002, First Indiana formed First Indiana Capital Trust I, a wholly owned grantor trust (“grantor trust”), to issue $12,000,000 in trust preferred securities to the public. The grantor trust invested the proceeds of such trust preferred securities in junior subordinated notes (“Notes”) of the Corporation. These trust preferred securities were issued at a discount of $210,000. The sole assets of the grantor trust are the Notes held by the grantor trust. The Notes have a stated term of 30 years (October 30, 2032) but may be redeemed at par in part or in full beginning October 30, 2007 and any calendar quarter end date thereafter. The Notes have a fixed rate of interest of 6.92 percent through October 30, 2007 and a floating rate of interest, reset quarterly, equal to LIBOR plus 3.35 percent thereafter to maturity. Interest on the Notes is payable at the end of each calendar quarter. The distribution rate on the trust preferred securities equals the interest rate of the Notes. The Corporation has the right to defer payment of interest on the Notes at any time or from time to time for a period not to exceed five years provided that no extension period may extend beyond the stated maturity of the Notes. During any such extension period, distributions on the trust preferred securities will also be deferred and First Indiana’s ability to pay dividends on its Common Stock will be restricted.

The trust preferred securities are subject to mandatory redemption upon repayment of the Notes at their stated maturity dates or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by the Corporation upon concurrent repayment of the Notes.

Periodic cash payments and payments upon liquidation or redemption with respect to trust preferred securities are guaranteed by First Indiana to the extent of funds held by the grantor trust (“the Preferred Securities Guarantee”). The Preferred Securities Guarantee, when taken together with the Corporation’s other obligations, including its obligations under the Notes, will constitute a full and unconditional guarantee, on a subordinated basis, by the Corporation of payments due on the trust preferred securities.

The trust preferred securities qualify as Tier 1 capital of the Corporation for regulatory capital purposes. The Corporation used the proceeds from the sales of the trust preferred securities to partially fund the purchase of MetroBanCorp.

At December 31, 2002, the balance of the trust preferred securities, net of discount was $11,797,000, with an aggregate principal balance of $12,000,000. The face amount of the junior subordinated notes owned by the grantor trust was $12,372,000 at December 31, 2002.

(13)    Income Taxes

Income tax expense attributable to earnings before income taxes consists of:

(Dollars in Thousands)	Current	Deferred	Total
Year Ended December 31, 2002
Federal	$14,975	$(3,610)	$11,365
State and Local	786	(44)	742

	$15,761	$(3,654)	$12,107

Year Ended December 31, 2001
Federal	$12,839	$(1,582)	$11,257
State and Local	1,606	(589)	1,017

	$14,445	$(2,171)	$12,274

Year Ended December 31, 2000
Federal	$15,381	$(2,795)	$12,586
State and Local	2,499	20	2,519

	$17,880	$(2,775)	$15,105

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate differs from the statutory federal corporate tax rate as follows:

	Years Ended December 31
	2002	2001	2000
Statutory Rate	35.0%	35.0%	35.0%
State Income Taxes	1.5	2.2	4.1
Goodwill	—	0.9	0.2
Negative Goodwill	—	—	(1.6)
Other	(0.1)	(0.1)	0.1

Effective Rate	36.4%	38.0%	37.8%

Deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. The tax effects of temporary differences that give rise to significant portions of net deferred tax assets included in other assets are presented below:

	December 31
(Dollars in Thousands)	2002	2001
Deferred Tax Assets
Allowance for Loan Losses	$16,998	$14,485
Pension and Retirement Benefits	3,873	3,699
Interest Credited	800	997
Premises and Equipment	596	697
Accrued Compensation	—	529
Other	1,943	1,346

	24,210	21,753

Deferred Tax Liabilities
Loan Servicing Rights	3,642	3,827
FHLB Stock Dividends	538	548
Net Deferred Loan Fees	3,706	4,705
Unrealized Gain on Investments	3,032	2,667
Other	30	35

	10,948	11,782

Net Deferred Tax Assets	$13,262	$9,971

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

In accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” a deferred liability has not been established for the Bank’s tax bad debt base year reserves of $16,586,000. The

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

base year reserves are generally the balance of reserves as of December 31, 1987, reduced proportionally for reductions in the Bank’s loan portfolio since that date. The base year reserves will continue to be subject to recapture and the Bank could be required to recognize a tax liability if (1) the Bank fails to qualify as a “bank” for federal income tax purposes, (2) certain distributions are made with respect to the stock of the Bank, (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses, or (4) there is a change in tax law.

Cash paid during the year for income taxes was $14,402,000, $13,725,000, and $15,619,000 for 2002, 2001, and 2000, respectively.

(14)    Shareholders’ Equity, Regulatory Capital, and Dividend Restrictions

In September 2001, the Corporation’s Board of Directors authorized the repurchase from time to time of up to $5,000,000 in the Corporation’s outstanding common stock. At December 31, 2002, $1,407,000 of outstanding common stock had been repurchased under this authorization.

The Corporation has a shareholder rights agreement, whereby each common shareholder is entitled to one preferred stock right for each share of common stock owned. The rights “flip in” upon the acquisition of 20 percent of the Corporation’s outstanding common stock in a takeover attempt, and offer current shareholders a measure of protection for their investment in First Indiana.

On January 16, 2002, the Corporation declared a five-for-four stock split. All share and per-share amounts have been adjusted to reflect this stock split.

First Indiana Corporation is subject to capital requirements and guidelines imposed on holding companies by the Federal Reserve Board. First Indiana Bank is subject to capital requirements and guidelines imposed on national banks by the Office of the Comptroller of the Currency. The Corporation and the Bank are required by their respective regulators to maintain minimum capital ratios. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Corporation’s or the Bank’s financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Indiana and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. First Indiana’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require First Indiana and the Bank to maintain minimum amounts and ratios (set forth in the table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Federal Deposit Insurance Corporation Improvement Act of 1999 (“FDICIA”) established ratios and guidelines for banks to be considered “well-capitalized.” The Bank exceeds the capital levels set by FDICIA to be considered well-capitalized. The following table shows the Corporation’s and the Bank’s compliance with all capital requirements at December 31, 2002 and December 31, 2001.

	December 31, 2002
	Actual		Minimum Capital Adequacy		To be Well-Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$215,243	10.10%	$85,241	4.00%	N/A	N/A
First Indiana Bank	176,597	8.31	84,982	4.00	$106,228	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$215,243	11.26%	$76,470	4.00%	N/A	N/A
First Indiana Bank	176,597	9.27	76,218	4.00	$114,327	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$239,394	12.52%	$152,941	8.00%	N/A	N/A
First Indiana Bank	200,670	10.53	152,437	8.00	$190,546	10.00%

	December 31, 2001
	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$191,903	9.18%	$83,645	4.00%	N/A	N/A
First Indiana Bank	177,371	8.51	83,324	4.00	$104,155	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$191,903	10.61%	$72,332	4.00%	N/A	N/A
First Indiana Bank	177,371	9.84	72,138	4.00	$108,206	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$214,672	11.87%	$144,664	8.00%	N/A	N/A
First Indiana Bank	200,094	11.10	144,275	8.00	$180,344	10.00%

The Corporation is not subject to any bank regulatory restrictions on the payment of dividends to its shareholders. However applicable laws and regulations limit the amount of dividends the Bank may pay. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Bank Act) plus retained net profits for the preceding two years. At January 1, 2003, the Bank could have paid dividends to the Corporation of approximately $3,475,000 without prior regulatory approval. Future dividends will be dependent on the level of earnings and capital and liquidity considerations of the Bank.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    Commitments and Contingencies

At December 31, 2002 and 2001, the Bank had the following outstanding commitments to fund loans:

	December 31
(Dollars in Thousands)	2002	2001
Commitments to Fund:
Business Loans	$164,013	$237,955
Consumer Loans
Home Equity Loans	170,157	171,709
Other	594	4,450
Residential Mortgage Loans	4,856	754
Single-Family Construction Loans	160,551	147,539
Commercial Real Estate Loans	96,852	10,127

	$597,023	$572,534

Of the commitments to fund loans at December 31, 2002, nearly all are commitments to fund variable-rate products.

At December 31, 2002, the Bank had approximately $15,478,000 in commitments to repurchase convertible adjustable-rate mortgage loans from third-party investors. If the borrower under any of these loans elects to convert the loan to a fixed rate loan, the investor has the option to require the Bank to repurchase the loan. If the investor exercises this option, the Bank sets a purchase price for the loan which equals its market value, and immediately sells the loan in the secondary market. Thus, the Bank incurs minimal interest rate risk upon repurchase because of the immediate resale.

The Bank issues commercial letters of credit on behalf of its commercial loan customers in exchange for a fee. At December 31, 2002, outstanding letters of credit totaled $38,630,000. Standby letters of credit issued to enhance the bond rating of economic development bonds totaled $5,049,000 at December 31, 2002. Should these letters be submitted for payment, the Bank’s collateral policy requires the assignment of the underlying commercial real estate. To ensure the completion of infrastructure improvements (sewers, streets, sidewalks, underground utilities, etc.), the Bank had outstanding $1,492,000 of standby letters of credit. These letters were issued to municipal authorities and utility companies on behalf of the Bank’s commercial real estate borrowers. The commercial and standby letters of credit are collateralized by all assets of the borrower. Evaluation of the credit risk associated with these letters of credit is part of the Bank’s commercial loan review procedures.

At December 31, 2002, the Corporation had no liability recognized for its standby letters of credit. The Corporation will apply the recognition and measurement provisions of the Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantors of Indebtedness of Others,” for all standby letters of credit entered into or modified after December 31, 2002.

Rental Obligations—Obligations under non-cancelable operating leases for office space at December 31, 2002, require minimum future payments of $2,412,000 in 2003, $2,133,000 in 2004, $2,014,000 in 2005, $2,050,000 in 2006, $2,019,000 in 2007, and $8,338,000 thereafter. Minimum future payments have not been reduced by minimum sublease rental income of $127,000 receivable in the future non-cancelable subleases. Rental expense on office buildings was $2,501,000, $2,384,000, and $1,770,000 for 2002, 2001, and 2000.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Contingencies—Lawsuits and claims are pending in the ordinary course of business on behalf of and against First Indiana. In the opinion of management, adequate provision has been made for these items in the Consolidated Financial Statements.

(16)    Employee Benefit Plans

Retirement Plans—First Indiana is a participant in the Financial Institutions Retirement Fund (“FIRF”). This is a multi-employer defined benefit pension plan; separate actuarial valuations are not made with respect to each participating employer. Employees of Somerset are excluded from participation in this plan. According to FIRF administrators, plan contributions of $1,068,000 are required for the plan year beginning July 1, 2002. At December 31, 2002, the accrued contribution liability was $530,000. First Indiana’s pension expense under this plan was $537,000, $15,000, and $16,000 for 2002, 2001, and 2000.

First Indiana has voluntary savings plans for eligible employees which qualify under Section 401(k) of the Internal Revenue Code. The Corporation has one such plan for its employees and the employees of its subsidiaries other than Somerset. Somerset has one such plan for its employees. Employees can participate by designating a portion of their compensation to be contributed to the plan. Their employers in turn match employee contributions in such uniform amounts or percentages as annually determined by the employer. The Corporation’s expenses under both plans for matching contributions in 2002, 2001, and 2000 were $500,000, $463,000, and $248,000, respectively. In addition, Somerset made discretionary contributions to its plan for the calendar years 2002 and 2001 of $216,000 and $185,000 (equal to three percent of each participant’s compensation up to $200,000 in 2002 and $170,000 in 2001).

The Corporation and the Bank maintain supplemental pension benefit plans covering certain of their senior officers and certain senior officers of the Bank’s Mooresville and Rushville divisions. These supplemental benefit plans provide benefits for their participants that normally would be paid under FIRF but are precluded from being so paid by limitations under the Internal Revenue Code. In the case of some participants, benefits are provided in excess of those that normally would be paid under FIRF. Additionally, the Bank maintains non-qualified retirement plans for the advisory directors of its Mooresville and Rushville divisions. Net periodic pension expense for the foregoing non-qualified retirement plans and supplemental benefit plans were $870,000, $863,000, and $756,000 in 2002, 2001, and 2000. In determining these expenses, the unrecognized net transition obligation in respect of acquired institutions is being amortized over 15 years. The projected benefit obligations were determined using an assumed discount rate of 6.50 percent, 7.00 percent, and 7.50 percent at December 31, 2002, 2001, and 2000, respectively. The assumed long-term salary increases were 5.00 percent at December 31, 2002 and 2001, compounded annually. The funded status of these non-qualified retirement plans and supplemental benefit plans and the amounts relating thereto reflected in the accompanying consolidated balance sheets are as follows:

	December 31
(Dollars in Thousands)	2002	2001
Projected Benefit Obligation	$9,921	$9,434
Fair Value of Plan Assets	—	—

Excess of Projected Benefit Obligation Over Fair Value of Plan Assets	9,921	9,434
Unrecognized Net Transition Obligation	(122)	(134)
Unrecognized Loss	(890)	(1,052)

Accrued Pension Cost	$8,909	$8,248

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Post-Retirement Benefits Other Than Pension—The projected benefit obligation for post-retirement medical, dental, and life insurance programs for Board members and certain officers of acquired institutions was $938,000 and $842,000, and the accrued liability under such programs was $1,208,000 and $1,175,000 at December 31, 2002 and 2001. Expenses under the programs were $34,000, $26,000, and $29,000 in 2002, 2001, and 2000, respectively. The accumulated post-retirement benefit obligation was determined using an assumed discount rate of 6.50 percent, 7.00 percent, and 7.50 percent at December 31, 2002, 2001, and 2000. The assumed long-term salary increase was 5.00 percent for 2002, 2001, and 2000. The assumed health care cost trend rates used were 5.50 percent for 2000 and later years.

Assumed health care cost trend rates affect amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
(Dollars in Thousands)	Increase	Decrease
Effect on total of service and interest cost components	$5	$(5)
Effect on post-retirement benefit obligation	61	(56)

Stock-Based Compensation—First Indiana has stock-based compensation plans which are described below. First Indiana applies Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized in respect of stock option grants under the plans, except for deferred compensation expense in connection with certain Somerset options that is being amortized over the life of the respective options. The compensation cost charged against income for performance-based restricted stock grants under the plans was $(1,095,000), $615,000, and $480,000, in 2002, 2001, and 2000. The compensation cost charged against income for the Employees’ Stock Purchase Plans was $209,000, $261,000, and $252,000 in 2002, 2001, and 2000.

Fixed Stock Option Plans—Under the 2002 Stock Incentive Plan, First Indiana is authorized to grant awards (which may be options, restricted stock or specified other stock-based awards) to its employees, directors, and consultants for up to 2,625,000 shares of common stock. This includes 1,649,771 shares which may be issued only to the extent they are not issued pursuant to grants made before April 30, 2002, under the following plans that were discontinued on that date: the 1991 First Indiana Stock Option and Incentive Plan, the First Indiana 1992 Directors’ Stock Option Plan, the First Indiana 1992 Stock Option Plan, the First Indiana Corporation 1998 Stock Incentive Plan and the Somerset Group, Inc. 1991 and 1998 Stock Incentive Plans. In the case of all options heretofore granted under the 2002 Plan and the prior plans, the option’s maximum term has been five years or ten years and each option has fully vested at the end of a period ranging from one to five years from the date of grant. The 2002 Plan authorizes the issuance of stock options for an exercise price which is less than the market value of the option stock on the date of grant. Under the 2002 Plan and the prior plans, optionees may elect to fund their option exercises with stock they currently own. In that event, the Corporation either cancels the stock certificates received from the optionee in the stock swap transaction or issues a new certificate for the net number of additional shares. Shares exchanged in the swap transaction must have been held by the optionee for a period of at least six months before the swap transaction. In addition to the options outstanding at December 31, 2002, 895,689 shares of common stock were available for future grants or awards under the 2002 Plan.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2002:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Outstanding at December 31, 2002	Weighted Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable at December 31, 2002	Weighted Average Exercise Price
$ 5.01—$10.00	84,647	1.52	$7.41	84,647	$7.41
10.01— 15.00	355,244	3.77	13.21	258,944	12.67
15.01— 20.00	1,018,279	7.91	18.12	341,368	17.93
20.01— 22.30	37,368	5.99	21.39	30,910	21.37

5.01— 22.30	1,495,538	6.52	16.43	715,869	14.93

A summary of the status of First Indiana’s fixed stock option plans as of December 31, 2002, 2001, and 2000, and changes during the years then ended is presented below.

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at Beginning of Year	1,276,769	$14.36	1,234,751	$12.48	822,609	$10.74
Granted	488,008	18.38	289,283	18.71	181,782	15.83
Somerset Replacement Options	—	—	—	—	378,875	13.14
Exercised	(233,773)	9.01	(197,043)	8.56	(118,259)	6.61
Surrendered	(35,466)	17.81	(50,222)	15.91	(30,256)	16.70

Outstanding at End of Year	1,495,538	16.43	1,276,769	14.36	1,234,751	12.48

Options Exercisable at Year-End	715,869		732,751		798,189

Weighted Average Fair Value of Options Granted During the Year	$5.54		$6.83		$7.72

The following table summarizes stock options by plan category:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,495,538	$16.43	895,689
Equity compensation plans not approved by security holders	—	—	—

Total	1,495,538	$16.43	895,689

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance-Based Stock Plans—Under the 2002 Stock Incentive Plan, First Indiana is authorized to grant awards which may be options, restricted stock or specified other stock-based awards to employees, directors, and consultants. On January 20, 2000, First Indiana awarded 45,000 shares of restricted stock among three executive officers. On April 1, 2001, First Indiana awarded 1,009 shares of restricted stock to an officer. All of these shares were subject to forfeiture in the event certain specified performance objectives were not met by December 31, 2002 and March 31, 2006, respectively. At December 31, 2002, the officer awarded 1,009 shares of restricted stock was no longer employed by First Indiana and the December 31, 2002 performance measures restricting the 45,000 share grants were not met. Consequently 46,009 shares of restricted stock were forfeited and compensation expense in 2002 was reduced by $1,095,000. First Indiana expensed $615,000 and $480,000 in 2001 and 2000, respectively, in connection with these awards.

Employees’ Stock Purchase Plans—Under the Corporation’s Employees’ Stock Purchase Plans, all full-time employees and directors are eligible to participate after six months’ employment. Approximately 44 percent of eligible employees participated in the plan in 2002. Under the terms of the Plans, employees and directors can choose to have up to 10 percent of their annual base earnings or all of their director’s fees withheld to purchase the Corporation’s common stock. The Corporation matches the employee contribution at rates ranging from 20 percent to 50 percent according to the criteria specified within the plan. The contributions are then paid to a trustee, who purchases the Corporation’s stock bi-weekly at the then prevailing market price. First Indiana’s matching contributions were $209,000, $261,000, and $252,000 for the years ended 2002, 2001, and 2000, respectively.

(17)    Parent Company Only Statements

Condensed Balance Sheets	December 31
(Dollars in Thousands)	2002	2001
Assets
Certificate of Deposit and Checking Account with the Bank	$501	$501
Due from the Bank	29,799	5,711
Investment in the Bank	188,000	183,615
Investment in Somerset	11,871	11,159
Investment in Grantor Trust	372	—
Goodwill	—	4,795
Other Assets	3,233	3,609

Total Assets	$233,776	$209,390

Liabilities
Junior Subordinated Notes	$12,169	$—
Other Liabilities	396	359

Total Liabilities	12,565	359
Shareholders’ Equity	221,211	209,031

Total Liabilities and Shareholders’ Equity	$233,776	$209,390

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Earnings	Years Ended December 31
(Dollars in Thousands)	2002	2001	2000
Income
Dividends from the Bank	$22,400	$17,948	$10,045
Interest Income	13	22	32
Non-Interest Income	82	—	—

Total Income	22,495	17,970	10,077
Expense
Interest Expense	150	—	—
Non-Interest Expense	1,390	3,651	2,936

Total Expense	1,540	3,651	2,936

Earnings Before Income Taxes	20,955	14,319	7,141
Income Tax Benefit	(481)	(1,163)	(1,107)

Earnings Before Equity in Undistributed Net Earnings of Subsidiaries	21,436	15,482	8,248
Equity in Undistributed Net Earnings of the Bank	(698)	4,174	16,676
Equity in Undistributed Net Earnings (Loss) of Somerset	442	353	(107)

Net Earnings	$21,180	$20,009	$24,817

Condensed Statements of Cash Flows	Years Ended December 31
(Dollars in Thousands)	2002	2001	2000
Cash Flows from Operating Activities
Net Earnings	$21,180	$20,009	$24,817
Adjustments to Reconcile Net Earnings to Net Cash (Used) Provided by Operating Activities
Equity in Undistributed Earnings	256	(4,527)	(16,569)
Amortization of Restricted Stock Plan	—	339	264
Forfeiture of Restricted Common Stock	(603)	—	—
Tax Benefit of Option Compensation	641	652	263
Change in Other Liabilities	409	(71)	430
Change in Due from the Bank and Other Assets	(23,914)	(3,417)	15,298

Net Cash (Used) Provided by Operating Activities	(2,031)	12,985	24,503

Cash Flows from Investing Activities
Investment in Equity Security	(372)	—	—
Acquisition of Somerset	(127)	(279)	(17,945)

Net Cash Used by Investing Activities	(499)	(279)	(17,945)

Cash Flows from Financing Activities
Issuance of Junior Subordinated Notes	12,169	—	—
Stock Option Proceeds	1,728	1,282	724
Purchase of Treasury Stock	(1,383)	(6,011)	(237)
Payment for Fractional Shares	(11)	—	—
Common Stock Issued under Deferred Compensation Plan	(17)	—	—
Dividends Paid	(9,956)	(7,977)	(7,045)

Net Cash (Used) Provided by Financing Activities	2,530	(12,706)	(6,558)

Net Change in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at the Beginning of the Year	501	501	501

Cash and Cash Equivalents at the End of the Year	$501	$501	$501

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18)    Estimated Fair Value of Financial Instruments

The following table discloses the estimated fair value of financial instruments and is made in accordance with the requirements of Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Corporation using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates herein are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amount.

Cash and Cash Equivalents—For cash and equivalents, the carrying amount is a reasonable estimate of fair value.

Securities Available for Sale—For securities, fair values are based on quoted market prices or dealer quotes.

Federal Home Loan Bank Stock and Federal Reserve Bank Stock—Federal Home Loan Bank stock is valued at its cost because it is a restricted investment security that can only be sold to other FHLB member institutions or redeemed by the FHLB. Federal Reserve Bank stock is also valued at its cost because it is a restricted investment security that can only be sold to other FRB member institutions or redeemed by the FRB.

Loans Receivable—For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Interest rates on such loans approximate current lending rates.

Deposits—The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities, but not less than the carrying amount.

Borrowings—Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit and Letters of Credit—The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also includes the difference between current levels of interest rates and the committed rates. The fair value of guaranties and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

Accrued Interest Receivable and Accrued Interest Payable—The estimated fair value of these financial instruments approximates their carrying value.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Fair Value of Financial Instruments

	December 31, 2002		December 31, 2001
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and Cash Equivalents	$76,050	$76,050	$62,147	$62,147
Securities Available for Sale	138,457	138,457	147,863	147,863
Federal Home Loan Bank and Federal Reserve Bank Stock	22,491	22,491	22,491	22,491
Loans
Business	484,947	485,527	432,647	433,514
Consumer	648,257	648,420	655,941	648,478
Residential Mortgage	310,768	314,704	291,436	285,582
Single-Family Construction	210,942	210,942	222,410	222,410
Commercial Real Estate	145,542	147,229	119,511	121,006
Accrued Interest Receivable	10,771	10,771	15,246	15,246
Liabilities
Deposits
Non-Interest-Bearing Demand Deposits	180,389	180,389	165,023	165,023
Interest-Bearing Demand Deposits	179,751	179,751	140,175	140,175
Savings	398,752	398,752	447,832	447,832
Certificates of Deposit Under $100,000	269,942	273,671	352,766	360,068
Certificates of Deposit $100,000 or Greater	310,370	319,393	273,682	279,067
Borrowings
Short-Term Borrowings	170,956	170,968	121,082	121,144
FHLB Advances	346,532	357,875	296,647	307,142
Trust Preferred Securities	11,797	11,797	—	—
Accrued Interest Payable	2,290	2,290	3,804	3,804
Off-Balance-Sheet Instruments
Commitments to Extend Credit	—	(912)	—	(1,287)

(19) Segment Reporting

The Corporation’s business units are primarily organized to operate in the financial services industry and are determined by the products and services offered. The commercial segment originates business, single-family construction, and commercial real estate loans, encompasses the portfolio of Community Reinvestment Act loans, and provides traditional cash management services to business customers. The consumer segment includes the origination, sale, and portfolio activities of both home equity and installment loans, and the residential segment encompasses the portfolio of residential first mortgage loans. Investment portfolio management is included in the treasury segment. The retail segment includes the Bank’s branch network and investment and insurance subsidiary. FirstTrust Indiana includes the services, fees, and costs of the trust segment. The Somerset segment includes all activities of the Corporation’s Somerset Financial Services subsidiary. Revenues in the Corporation’s segments are generated from loans, deposits, investments, servicing fees, loan sales, and fee income. There are no foreign operations.

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reviewing the earning assets and costing liabilities held by each unit and assigning an appropriate expense or income offset based on the Treasury yield curve. The Corporation accounts for intersegment revenues, expenses, and transfers based on estimates of the actual costs to perform the intersegment services.

Beginning in 2003, the Corporation will change segment definitions to conform to new internal management reporting used to monitor and manage financial performance.

Segment Reporting(1)

(Dollars in Thousands)	Commercial	Consumer	Residential	Treasury	Retail Banking	FirstTrust	Somerset	Non-Segment	2002 Consolidated Totals
Average Segment Assets	$826,567	$666,339	$295,372	$217,308	$21,167	$528	$13,543	$43,436	$2,084,260
Net Interest Income(2)	30,562	22,544	4,313	8,580	7,865	—	52	(136)	73,780
Non-Interest Income	4,487	6,964	—	404	16,477	2,613	10,764	5,056	46,765
Intersegment Income (Expense)(3)	—	434	(434)	—	—	—	—	—	—
Significant Noncash Items:
Provision for Loan Losses	13,785	6,777	194	—	—	—	—	—	20,756
Earnings before Income Tax	10,218	15,676	3,161	6,810	6,355	765	791	(10,489)	33,287

	Commercial	Consumer	Residential	Treasury	Retail Banking	FirstTrust	Somerset	Non-Segment	2001 Consolidated Totals
Average Segment Assets	$689,490	$708,948	$395,689	$234,568	$18,718	$714	$12,696	$46,631	$2,107,454
Net Interest Income(2)	28,030	21,584	2,993	10,361	10,204	—	74	803	74,049
Non-Interest Income	5,242	7,810	—	597	13,098	2,284	9,558	5,374	43,963
Intersegment Income (Expense)(3)	—	433	(433)	—	—	—	—	—	—
Significant Noncash Items:
Provision for Loan Losses	8,481	6,662	85	—	—	—	—	—	15,228
Goodwill Amortization	—	—	—	—	121	—	450	349	920
Earnings before Income Tax	14,176	15,665	855	8,300	3,249	480	822	(11,264)	32,283

	Commercial	Consumer	Residential	Treasury	Retail Banking	FirstTrust	Somerset	Non-Segment	2000 Consolidated Totals
Average Segment Assets	$563,265	$744,710	$516,697	$219,185	$22,347	$1,219	$2,707	$(2,617)	$2,067,513
Net Interest Income(2)	21,793	24,478	7,236	6,559	14,453	—	24	3,225	77,768
Non-Interest Income	4,171	7,240	699	(158)	6,169	1,727	2,052	3,738	25,638
Intersegment Income (Expense)(3)	—	266	(266)	—	—	—	—	—	—
Significant Noncash Items:
Provision for Loan Losses	3,991	5,639	126	—	—	—	—	—	9,756
Goodwill Amortization	—	—	—	—	83	—	110	86	279
Earnings (Loss) before Income Tax	14,128	20,587	5,648	5,476	6,675	280	(105)	(12,767)	39,922

(1)	First Indiana implemented a new management reporting system in the first quarter of 2002, including a new transfer pricing methodology for funds used or provided by the various segments. Amounts shown for 2001 and 2000 have been reclassified to reflect the change in management reporting format.
(2)	The net interest income amounts in the segment results reflect not only the actual interest income and expense from segment activities, but also amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.
(3)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are not included in the Corporation’s actual results.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20)    Interim Quarterly Results (Unaudited)

(Dollars in Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Total Interest Income	$31,615	$31,869	$32,009	$30,430
Net Interest Income	17,194	18,473	19,401	18,712
Provision for Loan Losses	2,610	4,159	2,982	11,005
Earnings Before Income Taxes	9,988	10,976	10,763	1,560
Net Earnings	6,383	6,896	6,842	1,059
Basic Earnings Per Share	0.41	0.44	0.44	0.07
Diluted Earnings Per Share	0.41	0.43	0.43	0.07
2001
Total Interest Income	$42,603	$40,877	$39,192	$34,456
Net Interest Income	19,126	18,880	18,840	17,203
Provision for Loan Losses	2,439	2,439	2,475	7,875
Earnings (Loss) Before Income Taxes	10,815	11,151	10,906	(589)
Net Earnings (Loss)	6,690	6,843	6,848	(372)
Basic Earnings (Loss) Per Share	0.43	0.44	0.44	(0.02)
Diluted Earnings (Loss) Per Share	0.42	0.42	0.43	(0.02)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

of First Indiana Corporation:

We have audited the accompanying Consolidated Balance Sheets of First Indiana Corporation and Subsidiaries as of December 31, 2002 and 2001 and the related Consolidated Statements of Earnings, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Indiana Corporation and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Indianapolis, Indiana

January 23, 2003

STATEMENT OF MANAGEMENT RESPONSIBILITY

Management of First Indiana Corporation has prepared and is responsible for the financial statements and for the integrity and consistency of other related information contained in the Annual Report. In the opinion of management, the financial statements, which necessarily include amounts based on management’s estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States of America.

The Corporation maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with the Corporation’s authorizations and policies, and that transactions are properly recorded so as to permit preparation of financial statements that fairly present the financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Internal accounting controls are augmented by written policies covering standards of personal and business conduct and an organizational structure providing for division of responsibility and authority.

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

The Corporation, through the auspices of the Audit Committee of the Corporation’s Board of Directors, engaged the firm of KPMG LLP, independent certified public accountants, to render an opinion on the financial statements. The accountants have advised management that they were provided with access to all information and records necessary to render their opinion.

The Board of Directors exercises its responsibility for the financial statements and related information through the Audit Committee, which is composed entirely of outside directors. The Audit Committee meets regularly with management, the auditor of the Corporation, and KPMG LLP to assess the scope of the annual audit plan, to review the status and results of audits, to review the Annual Report on Form 10-K, including major changes in accounting policies and reporting practices, to review earnings reports and the preparation of the Form 10-Q prior to their release to the general public, and to approve non-audit services rendered by the independent auditors.

KPMG LLP, the Audit Committee, and the Corporation’s internal auditors have direct and confidential access to each other at all times to discuss the adequacy of compliance with established corporate policies and procedures and the quality of financial reporting.

Marni McKinney

Vice Chairman and Chief Executive Officer

Owen B. Melton, Jr.

President and Chief Operating Officer

William J. Brunner

Chief Financial Officer

January 23, 2003

PART I

Item 1. Business

Supervision and Regulation

First Indiana Corporation is a financial holding company and, as such, is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The BHC Act requires the prior approval of the Federal Reserve Board for a financial holding company to acquire or hold more than five percent voting interest in any bank and restricts interstate banking activities. The BHC Act allows interstate bank acquisitions anywhere in the country and interstate branching by acquisition and consolidation in those states that had not opted out by January 1, 1997.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (“GLB Act”). The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by repealing certain provisions of the Glass-Steagall Act and revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a “Financial Holding Company.” “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities approved by order or regulation of the Federal Reserve Board. The GLB Act also permits national banks to engage in certain expanded activities through the formation of financial subsidiaries and restricts financial institutions from sharing customer nonpublic personal information with non-affiliated parties unless the customer has had an opportunity to opt out of the disclosure.

The Federal Reserve Board requires that a bank holding company act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each subsidiary bank. In addition, the National Bank Act permits the Office of the Comptroller of the Currency (“OCC”) to order the pro rata assessment of shareholders of a national bank whose capital has become impaired. If a shareholder fails to pay such an assessment, the OCC can order the sale of the shareholder’s stock to cover the deficiency. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

The Bank is subject to the provisions of the National Bank Act, is under the supervision of, and is subject to periodic examination by, the OCC, and is subject to the rules and regulations of the OCC, Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation (“FDIC”).

Federal law provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against such institution, including federal funds and letters of credit, in the liquidation or other resolution of the institution by any receiver.

Employees

At December 31, 2002, the Corporation and its subsidiaries employed 723 persons, including part-time employees. Management considers its relations with its employees to be excellent. None of these employees is represented by any collective bargaining group.

Reports on Corporation Website

Since March 7, 2003, the Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Section 13(1) or

15(d) of the Exchange Act have been made available free of charge through its website the same day as filed with the SEC. These reports are available by going to the Corporation’s website (www.firstindiana.com) and selecting “About Us,” “Investor Relations,” and then “Sec Filings.”

Other Required Information

References for additional information required by this item are provided on page 2.

Item 2. Properties

At December 31, 2002, the Corporation operated through 26 full-service banking centers and 10 loan origination offices in addition to its headquarters and operations locations. The Corporation leases its headquarters location in downtown Indianapolis and owns its operations facilities in Greenwood, Indiana. The Corporation’s subsidiary, Somerset, and FirstTrust Indiana, the Bank’s investment advisory and trust division, lease their facility on the north side of Indianapolis. The Corporation leases 11 of the branches and 10 of the origination offices and owns the remaining locations. The aggregate carrying value at December 31, 2002 of the properties owned or leased, including headquarters properties and leasehold improvements at the leased offices, was $21,528,000. See Notes 8 and 15 of the Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Corporation or any subsidiary was a party or to which any of their property is subject other than ordinary routine litigation incidental to its business which, in the opinion of management, is not material to the Corporation’s business, operations, or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Corporation’s security holders during the three months ended December 31, 2002.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

The Corporation’s stock is traded on the NASDAQ National Market under the ticker symbol FINB. As of March 4, 2003, there were approximately 1,752 holders of record of the Corporation’s common stock. The following table contains high and low bid information as reported by NASDAQ.

	2002			2001
	High	Low	Book Value	High	Low	Book Value
First Quarter	$22.68	$16.44	$13.70	$21.45	$17.25	$13.15
Second Quarter	22.48	19.00	14.01	21.55	17.80	13.41
Third Quarter	23.20	16.74	14.39	21.52	15.74	13.76
Fourth Quarter	20.99	16.51	14.23	20.00	16.28	13.54

For restrictions on the Corporation’s present or future ability to pay dividends, see Note 14 of the Notes to Consolidated Financial Statements.

For equity compensation plan information, see Note 16 of the Notes to Consolidated Financial Statements.

The Corporation paid a cash dividend of $0.16 per share outstanding in each quarter of 2002 and $0.128 per share outstanding in each quarter of 2001. All share and per share data has been restated to reflect the five-for-four stock split declared on January 16, 2002.

Item 6. Selected Financial Data

The information required by this item is shown under the heading “Five-Year Summary of Selected Financial Data.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is shown under the following subsections of “Financial Review”:

•	Critical Accounting Policies

•	Statement of Earnings Analysis

•	Financial Condition

•	Asset Quality

•	Liquidity and Market Risk Management

•	Capital

•	Impact of Inflation and Changing Prices

•	Impact of Accounting Standards Not Yet Adopted

•	Fourth Quarter Summary

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is shown under the heading “Liquidity and Market Risk Management.”

Item 8. Financial Statements and Supplementary Data

Information required by this item is shown under the headings “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” The Corporation’s unaudited quarterly financial information for each of the years in the two-year period ended December 31, 2002 is shown in Note 20 of “Notes to Consolidated Financial Statements”.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to the directors is incorporated by reference to the Corporation’s Proxy Statement under the heading “Election of Directors” and the information relating to compliance by officers and directors with Section 16(a) is incorporated by reference to the Corporation’s Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

The following table sets forth information about the executive officers of the Corporation, the Bank, and Somerset who are not directors of the Corporation or the Bank. All executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name	Position	Age	Year First Elected Officer
William J. Brunner	Vice President, Chief Financial Officer and Treasurer of the Corporation; Chief Financial Officer and Senior Vice President, Financial Management Division of the Bank	43	2000
Patrick J. Early	President, Somerset	45	2000
David A. Lindsey	President, Consumer Finance Bank Division of the Bank	52	1983
Merrill E. Matlock	Senior Vice President, Community Bank – Commercial Banking Division of the Bank	53	1984
Ralph G. Nowak	President, FirstTrust Division of the Bank	51	1998
Timothy J. O’Neill	Senior Vice President, Investor Sales and Loan Administration Division of the Bank	55	1972
Edward E. Pollack	Senior Vice President, Technology and Operations Division of the Bank	54	1998
Kenneth L. Turchi	Senior Vice President, Community Bank – Retail Banking Division of the Bank	44	1987

William J. Brunner has been with the Bank since May 2000, and currently serves as the Corporation’s chief financial officer, vice president, and treasurer, and the Bank’s chief financial officer and senior vice president, Financial Management Division. He also serves as the chairman of the Bank’s Asset/Liability Committee. Prior to joining First Indiana, Mr. Brunner served in a number of financial positions at commercial banks, including as senior vice president and director of capital and asset/liability management, and director of corporate planning from March 1999 to May 2000 at Citizens Financial Group; vice president of treasury management from November 1996 to March 1999 at Bank One Corporation; and chief financial officer from May 1995 to November 1996 at Bank One, Cincinnati, N.A.

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

David A. Lindsey has been with the Bank since 1983, currently serving as president Consumer Finance Bank division of the Bank. He oversees the Bank’s national consumer lending operations. These include originations, processing and underwriting, secondary marketing, and loan servicing.

Merrill E. Matlock is senior vice president, Community Bank – Commercial Banking division of the Bank. He is responsible for the Bank’s treasury management, construction, business, and commercial real estate lending. Mr. Matlock has worked for First Indiana since 1984 and was most recently first vice president of the commercial lending department.

Ralph G. Nowak has been with the bank since November 1998 serving as president, of FirstTrust Indiana division of First Indiana Bank. Prior to joining First Indiana, Mr. Nowak served in a number of commercial bank trust investment positions since 1973, including that of Chief Investment Officer at NBD Bank for the state of Indiana from 1992 to 1998.

Timothy J. O’Neill has been with the Bank since 1970 and currently serves as senior vice president, Investor Sales and Loan Administration division of the Bank. He is responsible for the servicing of the Bank’s residential and consumer loans, developing relationships with other financial institutions, and selling the Bank’s loans into the secondary market.

Edward E. Pollack has been with the Bank since 1998, and currently serves as senior vice president, Technology and Operations division of the Bank. He leads the Information Technology, Deposit Services, Security, and Administrative Support departments. Prior to joining First Indiana, he served from 1988 to 1998 as Executive Vice President, USA Group, Inc. and from 1993 to 1997 as President and Chief Executive Officer of USA Funds and USA Group Guarantee Services.

Kenneth L. Turchi joined First Indiana in September 1985 and currently serves as senior vice president, Community Bank – Retail Banking division of the Bank. His duties include strategic planning, marketing, advertising, market research, investor and public relations, mortgage lending, the Bank’s call center, retail banking center sales, and First Indiana Investor Services, the Bank’s investment and insurance division.

Item 11. Executive Compensation

The information required by this item with respect to executive compensation is incorporated by reference to the material under the heading “Executive Compensation” in the Corporation’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the material under the heading “Proxy Statement” and “Proposal No. 1: Election of Directors” in the Corporation’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the material under the heading “Certain Transactions” in the Corporation’s Proxy Statement.

Item 14. Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Pages
(a) (1) Financial Statements
Consolidated Balance Sheets as of December 31, 2002 and 2001	29
Consolidated Statements of Earnings for the Three Years Ended December 31, 2002	30
Consolidated Statements of Shareholders’ Equity for the Three Years Ended December 31, 2002	31
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2002	32
Notes to the Consolidated Financial Statements	33-57
Independent Auditors’ Report	58

      (2) Financial Statement Schedules Required by Regulation S-X

    None

(3) Exhibits

3(a)	Articles of Incorporation of First Indiana Corporation, incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2001.
3(b)	Amended and Restated Bylaws of First Indiana Corporation, incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2001.
4(a)	Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4(c) of the Registrant’s registration statement on Form S-1, filed as No. 33-46547 on March 20, 1992.
4(b)	Amended Shareholder Rights Agreement, incorporated by reference to the Registrant’s Form 10-Q filed on May 13, 2002.
10(a)

First Indiana Bank 1997 Long-Term Management Performance Incentive Plan, incorporated by reference to Exhibit 10(a) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B

10(b)	First Indiana Corporation 1991 Stock Option and Incentive Plan, incorporated by reference to Exhibit A of the Registrant’s March 20, 1991 Proxy Statement, Pages A-1 to A-8. *B
10(c)	First Indiana Corporation 1998 Stock Incentive Plan, incorporated by reference to Exhibit 10(c) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B
10(d)	First Indiana Corporation 1992 Director Stock Option Plan, incorporated by reference to Exhibit A of the Registrant’s March 13, 1992 Proxy Statement, Pages A-1 to A-3. *B
10(e)	First Indiana Corporation 1992 Stock Option Plan, incorporated by reference to Exhibit A of the Registrant’s March 12, 1993 Proxy Statement, pages 15 to 19. *B
10(f)

First Indiana Corporation Supplemental Benefit Plan effective May 1, 1997, incorporated by Reference to Exhibit 10(f) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B

10(g)

First Indiana Corporation Supplemental Benefit Plan Agreement effective May 1, 1997 between Registrant and Robert H. McKinney, incorporated by reference to Exhibit 10(g) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B

10(h)

First Indiana Corporation Supplemental Benefit Plan Agreement effective May 1, 1997 between Registrant and each of Owen B. Melton, Jr. and Marni McKinney, incorporated by reference to Exhibit 10(h) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B

10(i)

Supplemental Benefit Plan Agreement effective May 1, 1997 between Registrant and each of David A. Lindsey, Merrill E. Matlock, Timothy J. O’Neill, and Kenneth L. Turchi, and effective January 4, 1999 between First Indiana and Edward E. Pollack, and effective May 6, 2000 between First Indiana and William J. Brunner, incorporated by reference to Exhibit 10(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B

10(j)

Form of Employment Agreement between Registrant and each of Robert H. McKinney, Owen B. Melton, Jr., and Marni McKinney, incorporated by reference to Exhibit 10(j) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B

10(k)

Form of Employment Agreement between Registrant and each of David A. Lindsey, Merrill E. Matlock, Timothy J. O’Neill, Kenneth L. Turchi, Edward E. Pollack, and William J. Brunner, incorporated by reference to Exhibit 10(k) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B

10(l)

Agreement and Plan of Reorganization dated April 19, 2000 between The Somerset Group, Inc. and First Indiana Corporation, incorporated by reference to Annex A to the joint proxy statement and prospectus contained in Registrant’s registration statement on Form S-4, effective August 18, 2000, File No. 333-39926.

10(m)	The Somerset Group, Inc. 1991 Stock Incentive Plan, incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2001. *B
10(n)	The Somerset Group, Inc. 1998 Stock Incentive Plan, incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2001. *B
10(o)	The Somerset Group, Inc. 1991 Directors Stock Option Plan, incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2001. *B
10(p)	The Somerset Group, Inc. Employee Stock Purchase Plan, incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2001. *B
10(q)

Agreement and Plan of Merger dated September 4, 2002, by and among MetroBanCorp, Inc. and MetroBank and First Indiana Corporation, FIC Acquisition Corp. and First Indiana Bank, National Association., incorporated by reference, to the Registrant’s Form 8-K filed on September 6, 2002.

10(r)

Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed its Junior Subordinated Indenture dated as of October 30, 2002 as an exhibit. The Registrant hereby agrees to furnish a copy of this Indenture to the Commission upon request.

21	Subsidiaries of First Indiana Corporation and First Indiana Bank. *A
23	Consent of KPMG LLP.*A
99(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*A	These have been filed as an exhibit to this Form 10-K.
*B	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)	The Corporation filed the following Current Reports on Form 8-K between October 1, 2002 and March 6, 2003:

Date	Item Reported
October 11, 2002	On October 11, 2002, a Form 8-K/A was filed related to a slide presentation given to various investor groups on August 8, 2002.
October 17, 2002	On October 17, 2002, a Form 8-K was filed related to the October 16, 2002 third quarter 2002 earnings release.
October 23, 2002	On October 23, 2002, a Form 8-K was filed related to the October 23, 2002 declaration of a quarterly cash dividend.
January 10, 2003	On January 10, 2003, a form 8-K was filed related to the January 10, 2003 announcement of conference call to be held on January 24, 2003.
January 14, 2003	On January 14, 2003, a form 8-K was filed related to the January 13, 2003 announcement of the consummation of the acquisition of MetroBanCorp.
January 24, 2003	On January 24, 2003, a form 8-K was filed related to the January 23, 2003 fourth quarter 2002 earnings release.
January 24, 2003	On January 24, 2003, a form 8-K was filed related to the January 24, 2003 declaration of a quarterly cash dividend.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDIANA CORPORATION

By:
Owen B. Melton, Jr. President and Chief Operating Officer Date: March 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following officers and directors on behalf of the Registrant and in the capacities indicated on March 13, 2002.

Officers

By:		By:
	Marni McKinney Vice Chairman and Chief Executive Officer (Principal Executive Officer)		William J. Brunner Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Marni McKinney, certify that:

1.	I have reviewed this annual report on Form 10-K of First Indiana Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

Marni McKinney Vice Chairman and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, William J. Brunner, certify that:

1.	I have reviewed this annual report on Form 10-K of First Indiana Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

William J. Brunner Vice President, Chief Financial Officer, and Treasurer

SIGNATURES (continued)

Directors

By:	By:

Gerald L. Bepko	Robert H. McKinney

By:	By:

Anat Bird	Owen B. Melton, Jr.

By:	By:

Pedro P. Granadillo	Phyllis W. Minott

By:	By:

Andrew Jacobs, Jr.	Michael L. Smith

By:	By:

Marni McKinney	John W. Wynne