Form 10-Q
period 2003-03-31
FIRST INDIANA CORP
filed 2003-05-15
CIK 789670

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act). Yes (X) No ( )
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Shares

Common Stock, par value $0.01 per share	Outstanding at 04/25/2003
15,549,737

FIRST INDIANA CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                                        March 31    December 31   March 31
                                                                                          2003         2002         2002
                                                                                       ------------ ------------ ------------
Assets
  Cash                                                                                    $ 52,187     $ 76,050     $ 61,215
  Interest-Bearing Due from Banks                                                           10,359            -            -
  Federal Funds Sold                                                                        29,000            -            -
  Securities Available for Sale                                                            154,696      138,457      147,111
  Federal Home Loan Bank and Federal Reserve Bank Stock                                     24,802       22,491       22,491
  Loans
    Business                                                                               588,086      501,213      445,022
    Consumer                                                                               665,371      666,150      669,820
    Residential Mortgage                                                                   306,081      311,324      285,448
    Single-Family Construction                                                             206,289      212,772      227,268
    Commercial Real Estate                                                                 154,490      146,174      125,707
                                                                                       ------------ ------------ ------------
  Total Loans                                                                            1,920,317    1,837,633    1,753,265
    Allowance for Loan Losses                                                              (48,178)     (44,469)     (38,193)
                                                                                       ------------ ------------ ------------
    Net Loans                                                                            1,872,139    1,793,164    1,715,072
  Premises and Equipment                                                                    25,798       21,528       20,303
  Accrued Interest Receivable                                                               10,286       10,771       13,584
  Mortgage Servicing Rights                                                                  8,642        9,065        9,863
  Goodwill                                                                                  35,983       13,045       13,045
  Other Intangible Assets                                                                    5,173            -            -
  Other Assets                                                                              41,739       40,643       41,883
                                                                                       ------------ ------------ ------------
    Total Assets                                                                       $ 2,270,804  $ 2,125,214  $ 2,044,567
                                                                                       ============ ============ ============

Liabilities
  Non-Interest-Bearing Deposits                                                          $ 214,811    $ 180,389    $ 166,144
  Interest-Bearing Deposits
    Demand Deposits                                                                        187,711      179,751      160,322
    Savings Deposits                                                                       441,080      398,752      443,096
    Certificates of Deposit                                                                695,488      580,312      638,864
                                                                                       ------------ ------------ ------------
      Total Interest-Bearing Deposits                                                    1,324,279    1,158,815    1,242,282
                                                                                       ------------ ------------ ------------
    Total Deposits                                                                       1,539,090    1,339,204    1,408,426
  Short-Term Borrowings                                                                    145,456      170,956       99,083
  Federal Home Loan Bank Advances                                                          315,492      346,532      281,609
  Trust Preferred Securities                                                                11,808       11,797            -
  Accrued Interest Payable                                                                   3,151        2,290        3,140
  Advances by Borrowers for Taxes and Insurance                                              3,946        1,820        5,062
  Other Liabilities                                                                         29,504       31,404       34,941
                                                                                       ------------ ------------ ------------
    Total Liabilities                                                                    2,048,447    1,904,003    1,832,261
                                                                                       ------------ ------------ ------------
Shareholders' Equity
  Preferred Stock, $.01 Par Value:  2,000,000 Shares Authorized; None Issued                     -            -            -
  Common Stock, $.01 Par Value:  33,000,000 Shares Authorized;
    Issued:  2003 - 17,359,861 Shares; 2002 - 17,295,351 and 17,179,654 Shares                 174          173          172
  Capital Surplus                                                                           44,313       43,296       42,400
  Retained Earnings                                                                        196,232      194,738      187,177
  Accumulated Other Comprehensive Income                                                     4,244        4,644        2,790
  Treasury Stock at Cost: 2003 - 1,812,750 Shares;
    2002 - 1,754,891 and 1,680,730 Shares                                                  (22,606)     (21,640)     (20,233)
                                                                                       ------------ ------------ ------------
    Total Shareholders' Equity                                                             222,357      221,211      212,306
                                                                                       ------------ ------------ ------------
    Total Liabilities and Shareholders' Equity                                         $ 2,270,804  $ 2,125,214  $ 2,044,567
                                                                                       ============ ============ ============

See Notes to Consolidated Financial Statements

Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                 Three Months Ended March 31
                                                               --------------------------------
                                                                    2003            2002
                                                               --------------- ----------------
Interest Income
  Loans                                                              $ 27,758         $ 29,028
  Securities Available for Sale                                         2,029            2,242
  Dividends on FRB and FHLB Stock                                         346              333
  Federal Funds Sold                                                        3               12
  Interest-Bearing Due from Banks                                           6                -
                                                               --------------- ----------------
    Total Interest Income                                              30,142           31,615
Interest Expense
  Deposits                                                              7,391           10,200
  Short-Term Borrowings                                                   387              395
  Federal Home Loan Bank Advances                                       2,601            3,826
  Trust Preferred Securities                                              222                -
                                                               --------------- ----------------
    Total Interest Expense                                             10,601           14,421
                                                               --------------- ----------------
Net Interest Income                                                    19,541           17,194
  Provision for Loan Losses                                             6,237            2,610
                                                               --------------- ----------------
Net Interest Income After Provision for Loan Losses                    13,304           14,584
Non-Interest Income
  Loan and Deposit Charges                                              4,260            3,510
  Loan Servicing Income (Expense)                                         (97)             231
  Loan Fees                                                               589              605
  Trust Fees                                                              726              673
  Somerset Fees                                                         4,699            4,283
  Investment Product Sales Commissions                                    348              608
  Sale of Loans                                                         2,473            1,881
  Sale of Investment Securities                                             7                -
  Other                                                                   914              703
                                                               --------------- ----------------
    Total Non-Interest Income                                          13,919           12,494
Non-Interest Expense
  Salaries and Benefits                                                12,163           10,037
  Net Occupancy                                                         1,149              980
  Equipment                                                             1,673            1,589
  Professional Services                                                 1,089            1,071
  Marketing                                                               617              659
  Telephone, Supplies, and Postage                                      1,044              779
  Other Intangible Asset Amortization                                     184                -
  Other                                                                 1,840            1,975
                                                               --------------- ----------------
    Total Non-Interest Expense                                         19,759           17,090
                                                               --------------- ----------------
Earnings before Income Taxes                                            7,464            9,988
  Income Taxes                                                          2,736            3,605
                                                               --------------- ----------------
Net Earnings                                                          $ 4,728          $ 6,383
                                                               =============== ================

Basic Earnings Per Share                                               $ 0.30           $ 0.41
                                                               =============== ================

Diluted Earnings Per Share                                             $ 0.30           $ 0.41
                                                               =============== ================

Dividends Per Common Share                                            $ 0.165          $ 0.160
                                                               =============== ================

See Notes to Consolidated Financial Statements

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
(Unaudited)

                                                                                                                           Accumulated
                                                                                                                              Other                            Total
                                                                            Common Stock          Capital     Retained    Comprehensive       Treasury     Shareholders'
                                                                   -----------------------------
                                                                        Shares         Amount     Surplus     Earnings    Income (Loss)        Stock          Equity
                                                                   ----------------- ----------- ----------- ----------- ----------------- --------------- --------------

Balance at December 31, 2002                                             15,540,460       $ 173    $ 43,296   $ 194,738           $ 4,644       $ (21,640)     $ 221,211

Comprehensive Income:
  Net Earnings                                                                    -           -           -       4,728                 -               -          4,728
  Unrealized Loss on Securities Available for Sale of $664,
    Net of Income Taxes and Reclassification Adjustment of
    $3, Net of Income Taxes                                                       -           -           -           -              (400)              -           (400)
                                                                                                                                                           --------------
Total Comprehensive Income                                                                                                                                         4,328
Dividends on Common Stock - $0.165 per share                                      -           -           -      (2,574)                -               -         (2,574)
Exercise of Stock Options                                                    34,764           -         307           -                 -               -            307
Tax Benefit of Option Compensation                                                -           -          55           -                 -               -             55
Common Stock Issued under Restricted Stock Plans -
  Net of Amortization                                                        36,000           1         719        (660)                -               -             60
Common Stock Issued under Deferred Compensation Plan                              -           -          (3)          -                 -               -             (3)
Purchase of Treasury Stock                                                  (62,708)          -           -           -                 -            (998)          (998)
Reissuance of Treasury Stock                                                  4,849           -          57           -                 -              32             89
Redemption of Common Stock                                                   (6,254)          -        (118)          -                 -               -           (118)

                                                                   ----------------- ----------- ----------- ----------- ----------------- --------------- --------------
Balance at March 31, 2003                                                15,547,111       $ 174    $ 44,313   $ 196,232           $ 4,244       $ (22,606)     $ 222,357
                                                                   ================= =========== =========== =========== ================= =============== ==============

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)
(Unaudited)

(Dollars in Thousands)                                                  Three Months Ended March 31
                                                                      --------------------------------
                                                                           2003            2002
                                                                      --------------- ----------------
Cash Flows from Operating Activities
  Net Earnings                                                               $ 4,728          $ 6,383
Adjustments to Reconcile Net Earnings to Net Cash Provided by
  Operating Activities
    Gain on Sale of Assets, Net                                               (2,480)          (1,881)
    Amortization of Premium, Discount, and Intangibles, Net                      788              743
    Depreciation and Amortization of Premises and Equipment                      629              733
    Amortization of Net Deferred Loan Fees                                       464              311
    Provision for Loan Losses                                                  6,237            2,610
    Origination of Loans Held For Sale, Net of Principal Collected           (80,851)         (45,798)
    Proceeds from Sale of Loans Held for Sale                                 83,316           74,491
    Tax Benefit of Option Compensation                                            55                -
    Change In:
      Accrued Interest Receivable                                              1,153            1,662
      Other Assets                                                            (6,476)          (8,965)
      Accrued Interest Payable                                                   229             (664)
      Other Liabilities                                                       (5,209)           1,379
                                                                      --------------- ----------------
Net Cash Provided by Operating Activities                                      2,583           31,004
                                                                      --------------- ----------------

Cash Flows from Investing Activities
  Proceeds from Sale of Securities Available for Sale                         12,650                -
  Proceeds from Maturities of Securities Available for Sale                    5,310            8,636
  Purchase of Securities Available for Sale                                  (10,000)         (10,000)
  Purchase of FHLB and FRB Stock                                                (136)               -
  Principal Collected on Loans, Net of Originations                           53,481             (112)
  Purchase of Loans                                                          (25,020)         (22,040)
  Purchase of Premises and Equipment                                          (3,237)            (516)
  Acquisition of Somerset, Net of Cash Acquired                                   (6)              (6)
  Acquisition of MetroBanCorp, Net of Cash Acquired                           15,738                -
  Proceeds from Sale of Premises and Equipment                                   116               67
                                                                      --------------- ----------------
Net Cash Provided (Used) by Investing Activities                              48,896          (23,971)
                                                                      --------------- ----------------

Cash Flows from Financing Activities
  Net Change in Deposits                                                      38,377           28,948
  Repayment of Federal Home Loan Bank Advances                              (255,040)        (150,038)
  Borrowings of Federal Home Loan Bank Advances                              215,000          135,000
  Net Change in Short-Term Borrowings                                        (33,144)         (21,999)
  Net Change in Advances by Borrowers for Taxes and Insurance                  2,121            2,015
  Stock Option Proceeds                                                          189              534
  Fractional Shares                                                                -              (11)
  Deferred Compensation                                                           (3)               -
  Purchase of Treasury Stock                                                    (998)               -
  Reissuance of Treasury Stock                                                    89               65
  Dividends Paid                                                              (2,574)          (2,479)
                                                                      --------------- ----------------
Net Cash Provided (Used) by Financing Activities                             (35,983)          (7,965)
                                                                      --------------- ----------------

Net Change in Cash and Cash Equivalents                                       15,496             (932)
Cash and Cash Equivalents at Beginning of Year                                76,050           62,147
                                                                      --------------- ----------------
Cash and Cash Equivalents at End of Year                                    $ 91,546         $ 61,215
                                                                      =============== ================

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2003
(Unaudited)

Note 1 - Basis of Presentation

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements include the accounts of First Indiana Corporation and its subsidiaries (“First Indiana” or “Corporation”). The principal subsidiaries of the Corporation are First Indiana Bank and its subsidiaries (“Bank”) and Somerset Financial Services, LLC (“Somerset”). A summary of the Corporation’s significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

         All share and per share data have been restated to reflect the five-for-four stock split declared on January 16, 2002.

         Certain amounts in the Condensed Consolidated Financial Statements relating to prior periods have been reclassified to conform to current reporting presentation.

Note 2 - Earnings Per Share

         Basic earnings per share for 2003 and 2002 were computed by dividing net earnings by the weighted average shares of common stock outstanding (15,573,638 and 15,473,859 for the three months ended March 31, 2003 and 2002). Diluted earnings per share for 2003 and 2002 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (15,711,282 and 15,725,480 for the three months ended March 31, 2003 and 2002). Dilution of the per-share calculation relates to stock options.

Note 3 - Stock Options

         First Indiana accounts for awards of stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost has been recognized in respect of stock option grants, except for deferred compensation expense in connection with certain Somerset options that is being amortized over the life of the respective options. The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock option compensation.

(Dollars in Thousands, Except Per Share Data)                      Three Months Ended March 31
                                                                     2003              2002
                                                                ----------------  ----------------
Net Earnings, As Reported                                               $ 4,728           $ 6,383
Add: Stock option employee compensation expense
included in reported net income, net of related tax effects                  13                49
Deduct: Total stock option employee compensation
expense determined under fair value based
method for all awards, net of related tax effects                          (229)             (240)
                                                                ----------------  ----------------
Pro Forma Net Earnings                                                  $ 4,512           $ 6,192
                                                                ================  ================

Basic Earnings Per Share
  As Reported                                                            $ 0.30            $ 0.41
  Pro Forma                                                                0.29              0.40
Diluted Earnings Per Share
  As Reported                                                            $ 0.30            $ 0.41
  Pro Forma                                                                0.29              0.39

Note 4 - Allowance for Loan Losses

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

Note 5 - Segment Reporting

         Beginning in 2003, the Corporation changed its segment definitions to conform to new internal management reporting to monitor and manage financial performance. Prior year segment information has been restated to conform to these new segment definitions. The Corporation’s business units are primarily organized to operate in the financial services industry and are determined by the products and services offered. The Community Bank includes business, consumer, residential mortgage, single-family construction and commercial real estate loans. The Community Bank also includes the Bank’s 33-branch network and investment product sales division. The Consumer Finance Bank includes the origination, processing, servicing, and sale of consumer and residential mortgage loans. Investment portfolio management is included in the treasury segment. FirstTrust Indiana includes trust fees and related expenses. The Somerset segment includes all activities of the Corporation’s Somerset subsidiary. Revenues in the Corporation’s segments are generated from loans, deposits, investments, servicing fees, loan sales, and fee income. There are no foreign operations.

         The following segment financial information is based on the internal management reporting structure used by the Corporation to monitor and manage financial performance. The Corporation evaluates segment performance based on average assets and profit or loss before income taxes and indirect expenses. Indirect expenses include the Corporation’s overhead and support expenses. The Corporation attempts to match fund each business unit by reviewing the assets and liabilities held by each unit and assigning an appropriate expense or income offset based on the cost of funds. The Corporation accounts for intersegment revenues, expenses, and transfers based on estimates of the value of the services performed.

Segment Reporting (1)

(Dollars in Thousands)                                                                                                                        First Quarter
                                                           Consumer                                                                                2003
                                          Community         Finance                                                                            Consolidated
                                            Bank             Bank          FirstTrust        Somerset         Treasury        Non-Segment         Totals
                                       ---------------- ---------------- ---------------- ---------------- ---------------- ---------------- -----------------
Average Segment Assets                     $ 1,910,841         $ 71,428            $ 527         $ 13,225        $ 208,632         $ 31,954       $ 2,236,607

Net Interest Income (Expense)  (2)              16,882              747               (4)              10            2,495             (589)           19,541
Provision for Loan Losses                       (6,237)               -                -                -                -                -            (6,237)
Non-Interest Income                              5,354            2,999              726            4,699               22              119            13,919
Intangible Amortization                           (184)               -                -                -                -                -              (184)
Other Non-Interest Expense                     (11,022)          (2,174)            (570)          (2,727)            (395)          (2,687)          (19,575)
Intersegment Income (Expense)  (3)              (2,467)           1,238                -                -                -            1,229                 -
                                       ---------------- ---------------- ---------------- ---------------- ---------------- ---------------- -----------------
Earnings before Income Tax                       2,326            2,810              152            1,982            2,122           (1,928)            7,464
                                       ================ ================ ================ ================ ================ ================ =================

(Dollars in Thousands)                                                                                                                        First Quarter
                                                           Consumer                                                                                2002
                                          Community         Finance                                                                            Consolidated
                                            Bank             Bank          FirstTrust        Somerset         Treasury        Non-Segment         Totals
                                       ---------------- ---------------- ---------------- ---------------- ---------------- ---------------- -----------------
Average Segment Assets                     $ 1,777,979         $ 42,691            $ 538         $ 12,476        $ 159,527         $ 26,245       $ 2,019,456

Net Interest Income (Expense)  (2)              15,065              477               (5)               9            2,051             (403)           17,194
Provision for Loan Losses                       (2,610)               -                -                -                -                -            (2,610)
Non-Interest Income                              4,078            3,296              673            4,317               15              115            12,494
Other Non-Interest Expense                      (9,640)          (2,140)            (590)          (2,645)            (327)          (1,748)          (17,090)
Intersegment Income (Expense)  (3)              (2,378)           2,783                -                -                -             (405)                -
                                       ---------------- ---------------- ---------------- ---------------- ---------------- ---------------- -----------------
Earnings before Income Tax                       4,515            4,416               78            1,681            1,739           (2,441)            9,988
                                       ================ ================ ================ ================ ================ ================ =================
(1)	First Indiana implemented a new management reporting structure in the first quarter of 2003. Amounts shown for 2002 have been reclassified to reflect the change in management reporting format.

(2)	The net interest income amounts in the segment results reflect not only the actual interest income and expense from segment activities, but also amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.

(3)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are not included in the Corporation’s actual results.

Note 6 - Business Combination

         On January 13, 2003, First Indiana acquired Carmel, Indiana-based MetroBanCorp through a merger. MetroBanCorp was the holding company for MetroBank, with assets of $196,000,000 and seven offices in Carmel, Fishers, and Noblesville, Indiana. The acquisition was accounted for using the purchase method of accounting, and accordingly, the financial results of the acquired entity were included in First Indiana’s consolidated financial statements from the January 13, 2003 acquisition date. In the merger, MetroBanCorp shareholders received $17.00 in cash in exchange for each share of MetroBanCorp stock. The cost of the acquisition was approximately $37,500,000. Goodwill of $22,938,000, a core deposit intangible of $4,357,000, and a non-compete agreement intangible of $1,000,000 were recorded in connection with the merger. The weighted average life of the core deposit intangible and the non-compete agreement intangible are 7.2 years and 1.5 years, respectively. The weighted average life of these intangible assets in total is 6.1 years.

Note 7 - Mortgage Servicing Rights, Goodwill, and Other Intangible Assets

         The following table shows the change in the carrying amount of capitalized loan servicing rights:

(Dollars in Thousands)                          Three Months Ended March 31
                                                  2003               2002
                                             ----------------   ----------------

Balance at Beginning of Period                       $ 9,065            $ 9,819
  Additions                                              411                732
  Amortization of Servicing Rights                      (623)              (684)
  Change in Valuation Reserves                          (211)                (4)
                                             ----------------   ----------------
Balance at End of Period                             $ 8,642            $ 9,863
                                             ================   ================

         Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) resulting in no goodwill impairment. In accordance with the new standard, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment tests at least annually. The Corporation had no existing intangible assets acquired in prior purchase business combinations and recognized no impairment loss relating to goodwill and other intangible assets upon adoption of SFAS 142.

         The following tables show changes in the carrying amount of goodwill for the three months ended March 31, 2003 and 2002.

(Dollars in Thousands)                            Community
                                                    Bank          Somerset        Total
                                                   Segment         Segment       Goodwill
                                                --------------   ------------  -------------

Balance as of January 1, 2003                         $ 6,685        $ 6,360       $ 13,045
Addition due to MetroBanCorp Acquisition               22,938              -         22,938
                                                --------------   ------------  -------------
Balance as of March 31, 2003                         $ 29,623        $ 6,360       $ 35,983
                                                ==============   ============  =============

                                                  Community
                                                    Bank          Somerset        Total
                                                   Segment         Segment       Goodwill
                                                --------------   ------------  -------------

Balance as of January 1, 2002                         $ 6,685        $ 6,360       $ 13,045
Change during the period                                    -              -              -
                                                --------------   ------------  -------------
Balance as of March 31, 2002                          $ 6,685        $ 6,360       $ 13,045
                                                ==============   ============  =============

         The following table summarizes the carrying amount of other intangible assets at March 31, 2003.

(Dollars in Thousands)                                                         Total
                                              Core         Non-compete         Other
                                            Deposit         Agreement       Intangible
                                           Intangible       Intangible        Assets
                                         ---------------  ---------------   ------------

Gross Carrying Amount                           $ 4,357          $ 1,000        $ 5,357
Less: Accumulated Amortization                     (101)             (83)          (184)
                                         ---------------  ---------------   ------------
Net Carrying Amount                             $ 4,256            $ 917        $ 5,173
                                         ===============  ===============   ============

         Amortization expense on other intangible assets is expected to total $736,000, $718,000, $697,000, $342,000, and $321,000 in 2003, 2004, 2005, 2006, and 2007, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)

                                             For the Three Months Ended
                                                     March 31
                                           -----------------------------
                                               2003            2002
                                           -------------   -------------
Net Interest Income                            $ 19,541        $ 17,194
Provision for Loan Losses                         6,237           2,610
Non-Interest Income                              13,919          12,494
Non-Interest Expense                             19,759          17,090
Net Earnings                                      4,728           6,383

Basic Earnings Per Share                         $ 0.30          $ 0.41
Diluted Earnings Per Share                         0.30            0.41
Dividends Per Share                               0.165           0.160

Net Interest Margin                                3.73%          3.58%
Efficiency Ratio                                  59.05           57.57
Annualized Return on Average Assets                0.86            1.28
Annualized Return on Average Equity                8.53           12.24

Average Shares Outstanding                   15,573,638      15,473,859
Average Diluted Shares Outstanding           15,711,282      15,725,480

                                                    At March 31
                                           -----------------------------
                                               2003            2002
                                           -------------   -------------
Assets                                      $ 2,270,804     $ 2,044,567
Loans                                         1,920,317       1,753,265
Deposits                                      1,539,090       1,408,426
Shareholders' Equity                            222,357         212,306
Shareholders' Equity/Assets                        9.79%         10.38%
Shareholders' Equity Per Share                  $ 14.30         $ 13.70
Market Closing Price                              15.80           19.45

Shares Outstanding                           15,547,111      15,498,924

Summary of Corporation's Results

      First Indiana Corporation and subsidiaries had net earnings of $4,728,000 for the three months ended March 31, 2003, compared with net earnings of $6,383,000 for the same period last year. Diluted earnings per share for the three months ended March 31, 2003 were $0.30, compared with $0.41 per share for the same period one year ago. Cash dividends for the first quarter of 2003 and 2002 were $0.165 and $0.160 per share of common stock outstanding.

      The provision for loan losses was $6,237,000 for the first quarter of 2003, compared to $2,610,000 for the first quarter of 2002. The provision for the first quarter of 2003 reflects an increase in business loan charge-offs and an increase in non-performing loans. Net charge-offs for the first quarter of 2003 were $4,237,000 compared to net charge-offs of $1,552,000 for the first quarter of 2002.

      Annualized return on average total assets was 0.86 percent for the three months ended March 31, 2003, compared with 1.28 percent for the same period one year ago. Annualized return on average total equity was 8.53 percent for the three months ended March 31, 2003, compared with 12.24 percent for the same period one year ago.

      On January 13, 2003, First Indiana acquired Carmel, Indiana-based MetroBanCorp through a merger. MetroBanCorp was the holding company for MetroBank, with assets of $196,000,000 and seven offices in Carmel, Fishers, and Noblesville, Indiana. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the financial results of the acquired entity were included in First Indiana’s consolidated financial statements from the January 13, 2003 acquisition date. The Corporation expects the transaction to be accretive to earnings by the fourth quarter of 2003.

Net Interest Income

      Net interest income was $19,541,000 for the three months ended March 31, 2003, compared with $17,194,000 for the three months ended March 31, 2002. Earning assets averaged $2,100,902,000 in the first quarter of 2003, compared with $1,912,842,000 for the same quarter in 2002. First quarter 2003 average earning assets from the MetroBanCorp merger totaled $113,647,000. Net interest margin was 3.73 percent in the first quarter of 2003, compared to 3.58 percent in the first quarter of 2002. This increase was expected following a relatively stable interest rate environment during most of 2002, which allowed the repricing of funding liabilities downward to catch up with the repricing of earning assets. However, the 50 basis point rate cut by the Federal Reserve Board in the fourth quarter of 2002 placed pressure on the net interest margin of First Indiana, which has an asset-sensitive pricing structure. If the Federal Reserve Board maintains its current rate structure or increases rates, First Indiana’s net interest margin should continue to improve in 2003.

      The contribution of interest-free funds to net interest margin varies depending on the level of interest-free funds and the level of interest rates. Interest-free funds averaged $323,813,000, or 15.4 percent of earning assets in the first quarter of 2003, compared to $297,604,000, or 15.6 percent of earning assets for the comparable period of 2002. Average interest-free funds provided 37 basis points to the first quarter 2003 margin, compared with 55 basis points for the same period in 2002. Although interest-free funds as a percentage of earning assets were approximately the same in the first quarter of 2003 and 2002, their impact declined compared to the first quarter of 2002 due to the lower interest rate environment.

     The following table provides information on the Corporation's net interest margin.

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

                                                                              Three Months Ended
                                                       -----------------------------------------------------------------
                                                                 March 31, 2003                  March 31, 2002
                                                       -------------------------------- --------------------------------
                                                         Average              Yield /     Average              Yield /
                                                         Balance    Interest  Rate        Balance    Interest   Rate
                                                       ------------ ------------------- ------------ -------------------

Assets
    Interest-Bearing Due from Banks                        $ 1,803        $ 6  1.30%           $ -        $ -      - %
    Federal Funds Sold                                         728          3  1.71           3,011         12   1.61
    Securities Available for Sale                          160,915      2,029  5.04         148,923      2,242   6.02
    FHLB and FRB Stock                                      24,459        346  5.65          22,491        333   5.92
    Loans
        Business                                           566,016      7,231  5.18         437,580      6,259   5.80
        Consumer                                           684,716     11,555  6.79         674,763     13,141   7.82
        Residential Mortgage                               299,163      4,235  5.66         278,833      4,659   6.68
        Single-Family Construction                         210,197      2,558  4.93         224,243      2,943   5.32
        Commercial Real Estate                             152,905      2,179  5.75         122,998      2,026   6.65
                                                       ------------ ----------          ------------ ----------
    Total Loans                                          1,912,997     27,758  5.85       1,738,417     29,028   6.72
                                                       ------------ ----------          ------------ ----------
  Total Earning Assets                                   2,100,902     30,142  5.78       1,912,842     31,615   6.65
  Other Assets                                             135,705                          106,614
                                                       ------------                     ------------
Total Assets                                           $ 2,236,607                      $ 2,019,456
                                                       ============                     ============

Liabilities and Shareholders' Equity
    Interest-Bearing Deposits
      Demand Deposits                                    $ 187,783      $ 290  0.63%     $ 145,440      $ 289   0.80%
      Savings Deposits                                     436,807      1,007  0.93         447,134      1,568   1.42
      Certificates of Deposit                              694,975      6,094  3.56         627,351      8,343   5.39
                                                       ------------ ----------          ------------ ----------
    Total Interest-Bearing Deposits                      1,319,565      7,391  2.27       1,219,925     10,200   3.39
    Short-Term Borrowings                                  135,367        387  1.16          95,476        395   1.68
    Federal Home Loan Bank Advances                        310,354      2,601  3.40         299,837      3,826   5.17
    Trust Preferred Securities                              11,803        222  7.53               -          -      -
                                                       ------------ ----------          ------------ ----------
  Total Interest-Bearing Liabilities                     1,777,089     10,601  2.42       1,615,238     14,421   3.62
  Non-Interest-Bearing Demand Deposits                     193,946                          146,578
  Other Liabilities                                         40,667                           46,182
  Shareholders' Equity                                     224,905                          211,458
                                                       ------------                     ------------
Total Liabilities and Shareholders' Equity             $ 2,236,607                      $ 2,019,456
                                                       ============ ----------          ============ ----------
Net Interest Income/Spread                                           $ 19,541  3.36%                 $ 17,194   3.03%
                                                                    ===================              ===================
Net Interest Margin                                                            3.73%                            3.58%
                                                                              =========                        =========

Summary of Loan Loss Experience and Non-Performing Assets

The first quarter of 2003 provision for loan losses was $6,237,000, compared to $2,610,000 for the first quarter of 2002.  The significant increase in provision results from two main factors.  The first is the further deterioration of a business loan identified as non-performing in the fourth quarter of 2002. The second is the identification of the under-collateralization of a single-family home builder’s loans in an out-of-state construction loan office.  Net charge-offs for the first quarter of 2003 were $4,237,000, or 0.89 percent of average loans on an annualized basis, compared to net charge-offs for the first quarter of 2002 of $1,552,000, or
0.36 percent of average loans.  Business loan net charge-offs were $2,436,000 for the first quarter of 2003
(which included a charge-off of approximately $2,500,000 on the business loan identified as non-performing in the fourth quarter of 2002 as discussed above), compared to net charge-offs of $307,000 for the first quarter of
2002.  Consumer loan net charge-offs were $1,464,000 for the first quarter of 2003, compared to $1,270,000 for the first quarter of 2002.  Included in the allowance for loan losses at March 31, 2003 was $1,709,000 acquired in the merger with MetroBanCorp during the first quarter of 2003.

Loan Charge-Offs and Recoveries
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

                                                           Three Months Ended
                                                     March 31, 2003    March 31, 2002
                                                     ----------------- ----------------
Allowance for Loan Losses at Beginning of Period          $ 44,469         $ 37,135
  Charge-Offs
    Business                                                 2,747              308
    Consumer                                                 1,650            1,383
    Residential Mortgage                                        81                -
    Single-Family Construction                                 283                -
    Commercial Real Estate                                       -               10
                                                     --------------    -------------
  Total Charge-Offs                                          4,761            1,701
  Recoveries
    Business                                                   311                1
    Consumer                                                   186              113
    Single-Family Construction                                  27               34
    Commercial Real Estate                                       -                1
                                                     --------------    -------------
  Total Recoveries                                             524              149
                                                     --------------    -------------
  Net Charge-Offs                                            4,237            1,552
  Provision for Loan Losses                                  6,237            2,610
  Allowance Related to Bank Acquired                         1,709                -
                                                     --------------    -------------
Allowance for Loan Losses at End of Period                $ 48,178         $ 38,193
                                                     ==============    =============

Net Charge-Offs to Average Loans (Annualized)                 0.89%           0.36%
Allowance for Loan Losses to Loans at End of Period           2.51             2.18
Allowance for Loan Losses to Non-Performing Loans
  at End of Period                                           97.97           102.28

The level of non-performing assets at March 31, 2003 increased from non-performing assets at December 31, 2002 and March 31, 2002.  Non-performing assets at March 31, 2003 were $55,544,000, or 2.88 percent of loans and other real estate owned (“OREO”), compared with $51,756,000, or 2.80 percent of loans and OREO at December 31, 2002, and $45,720,000, or 2.60 percent of loans and OREO at March 31, 2002.

March 31, 2003 non-performing assets include $11,241,000 in outstanding loan balances of the single-family home builder discussed above.  As a result of the Corporation’s review of this relationship, and its normal ongoing review of its internal controls, the Corporation is revising and strengthening several of its internal controls with regard to its construction lending operations, as further discussed in Part I, Item 4 of this Form 10-Q.  Non-performing commercial real estate loans increased from
$2,059,000 at December 31, 2002 to $6,301,000 at March 31, 2003 due to the placement of three land development loans on non-accrual status.  One of these land development loans approximating $700,000 is included in the
$11,241,000 in outstanding balances discussed above.

Decreases in non-performing residential loans and other real estate owned during the first quarter of 2003 were the result of specific, ongoing efforts to reduce non-performing loans.  Non-performing assets attributable to
MetroBanCorp totaled $379,000 at March 31, 2003.

Non-Performing Assets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

                                                                     March 31, 2003      December 31, 2002      March 31, 2002
                                                                  -------------------- --------------------- --------------------
Non-Performing Loans
  Non-Accrual Loans
    Business                                                               $ 14,270              $ 20,234              $ 6,486
    Consumer                                                                  9,637                 9,405               12,501
    Residential Mortgage                                                      2,045                 2,474                6,225
    Single-Family Construction                                               14,127                 4,286                8,094
    Commercial Real Estate                                                    6,301                 2,059                1,117
                                                                  ------------------   -------------------   ------------------
  Total Non-Accrual Loans                                                    46,380                38,458               34,423
                                                                  ------------------   -------------------   ------------------
  Accruing Loans
    Business - Past Due 90 Days or More                                           -                 1,535                    -
    Consumer - Past Due 90 Days or More                                       2,796                 3,093                2,666
    Single-Family Construction - Past Due 90 Days or More                         -                     -                  253
                                                                  ------------------   -------------------   ------------------
  Total Accruing Loans                                                        2,796                 4,628                2,919
                                                                  ------------------   -------------------   ------------------
Total Non-Performing Loans                                                   49,176                43,086               37,342
  Other Real Estate Owned, Net                                                6,368                 8,670                8,378
                                                                  ------------------   -------------------   ------------------
Total Non-Performing Assets                                                $ 55,544              $ 51,756             $ 45,720
                                                                  ==================   ===================   ==================

Non-Performing Loans to Loans at End of Period                                 2.56%                2.34%               2.13%
Non-Performing Assets to Loans and OREO at End of Period                       2.88                  2.80                 2.60

Non-Interest Income

Total non-interest income was $13,919,000 for the three months ended March 31, 2003, compared with $12,494,000 for the same period in 2002.  Included in first quarter 2003 non-interest income is $287,000 from the
MetroBanCorp acquisition.

Loan and deposit charges increased 21 percent to $4,260,000 in the first quarter of 2003 compared to $3,510,000 in the first quarter of 2002.  The growth from the first quarter of 2002 was in returned check charges, service charges on demand and savings accounts, account analysis fees from business demand accounts, and debit card fees in addition to loan and deposit fees from the MetroBanCorp acquisition.

Loan servicing income in the first quarter of 2003 was a loss of $97,000 compared to income of $231,000 in the first quarter 2002.  Increasing residential and home equity loan prepayment speeds reduced loan servicing fees and increased impairment in capitalized loan servicing rights when comparing first quarter 2003 to first quarter
2002.

FirstTrust Indiana’s fees totaled $726,000 in the first quarter of 2003, an increase of 8 percent compared to the same period last year. Fees earned in the estate administration area contributed the majority of the year to year increase. The Bank’s investment advisory and trust division had assets under management at March 31, 2003 of
$679,262,000, compared to $658,357,000 at December 31, 2002 and $690,584,000 at March 31, 2002.

Somerset fees for the first quarter 2003 were $4,699,000 compared to $4,283,000 for the first quarter 2002, an increase of 10 percent. The increase was primarily the result of the addition of new clients, and to a lesser extent, an increase in the number of services provided to existing clients. Somerset historically generates strong first quarter fees from year-end audit and tax preparation services.

Investment and insurance product sales commissions, generated by the Bank’s subsidiary First Indiana Investor
Services, decreased 43 percent to $348,000 in the first quarter of 2003 from $608,000 in the first quarter of
2002. Investment and insurance product sales fell in the first quarter of 2003, largely the result of the lower interest rate environment and the continued uncertainty of the equity markets.

Gain on the sale of loans in the first quarter of 2003 was $2,473,000 compared to $1,881,000 for the same quarter last year. Consumer loans sold in the first quarter of 2003 totaled $80,204,000 compared to $72,296,000 in the first quarter of 2002. When compared to the first three months of 2002, gain on the sale of loans for the same period of 2003 increased primarily due to better pricing along with a higher volume of sales.

Other income in the first quarter of 2003 was $914,000 compared to $703,000 in the first quarter of 2003.
Included in other income in the first quarter of 2003 is a $114,000 gain on the sale of a branch building and land. In addition, ancillary residential and consumer loan servicing fees increased $109,000 in the first quarter of 2003 when compared to the first quarter of 2002.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2003 was $19,759,000 compared to $17,090,000 for the same period in 2002, an increase of 16 percent.  Excluding MetroBanCorp, non-interest expense would have increased approximately 10 percent. Approximately $100,000 in expenses were directly associated with the integration of MetroBanCorp.

Salaries and benefits for the first quarter of 2003 were $12,163,000 compared to $10,037,000 for the first quarter of 2002. Salary expense was $9,845,000 in the first quarter of 2003 and $8,186,000 for the first quarter of 2002, an increase of 20 percent. Along with normal salary increases, salary expense grew in 2003 due to the addition of the MetroBank staff and staffing increases in the community bank, Somerset, and consumer finance bank segments. In addition, management incentive bonus expense was higher in 2003 when compared to 2002 due to the reduction of these expense accruals in the first quarter of 2002. Employee benefits expense was $2,318,000 for the first quarter of 2003 and $1,851,000 for the first quarter of 2002.  The increase in 2003 consisted largely of increased pension, group insurance, and payroll tax expenses.

Net occupancy expense in the first quarter of 2003 increased 17 percent to $1,149,000 from $980,000 in the first quarter of 2002. These increases are due to normal increases in rental expense, rental expense for new and acquired branch facilities, and related increases in utilities, depreciation, and maintenance expenses. In addition, maintenance expenses were higher in the first quarter of 2003 versus the same quarter of 2002 due to snow removal expenses reflecting the harsh winter weather experienced in 2003.

Telephone, supplies, and postage expense in the first quarter of 2003 was $1,044,000 compared to $779,000 for the same period of 2002, an increase of 34 percent. Chief among the increases in 2003 were additional expenses for the former MetroBank retail branches. In addition, postage expense reflects an increase in postage rates and the impact of additional courier pickups at the Bank’s retail branches.

Other intangible asset amortization in the first quarter of 2003 was $184,000.  In the first quarter of 2003,
First Indiana established a core deposit intangible and non-compete agreement intangible related to the purchase of MetroBanCorp. The amortization of these intangibles commenced in the first quarter of 2003.

Other non-interest expense in the first quarter of 2003 decreased 7 percent to $1,840,000 from $1,975,000 in the first quarter of 2002. OREO operations expense decreased $98,000 in the first three months of 2003 to $65,000 versus $163,000 for the same period in 2002. This decrease is due primarily to a higher level of gains on the disposition of OREO properties. The Corporation’s efficiency ratio was 59.05 percent for the first quarter of
2003, compared to 57.57 percent for the first quarter of 2002.

Financial Condition

Total assets at March 31, 2003 were $2,270,804,000, an increase of $145,590,000 from $2,125,214,000 at December
31, 2002 and an increase of $226,237,000 from $2,044,567,000 at March 31, 2002. The purchase of Carmel,
Indiana-based MetroBanCorp through a merger on January 13, 2003 added approximately $196,000,000 to total assets in the first quarter of 2003. The increase in assets due to the acquisition of MetroBanCorp was partially offset by the use of cash for the acquisition, as well as by prepayment activity in consumer loans as discussed below.

Loans outstanding were $1,920,317,000 at March 31, 2003, compared to $1,753,265,000 one year ago. Excluding loans acquired through the MetroBanCorp merger, loans outstanding increased 3 percent over March 31, 2002 outstandings.
Business loans increased to $588,086,000 at March 31, 2003, compared with $445,022,000 one year ago.  Excluding loans acquired through the MetroBanCorp merger, business loans outstanding at March 31, 2003 increased 14 percent over March 31, 2002. Consumer loans outstanding totaled $665,371,000 at March 31, 2003, compared to $669,820,000 one year earlier.  Excluding loans acquired through the MetroBanCorp merger, consumer loans declined 5 percent from March 31, 2002, reflecting prepayment activity.  While the Bank decided to de-emphasize the traditional mortgage banking business in 1999, there remains a need within the Bank’s loan portfolio for credit and yield diversification. Consequently, in light of the strong residential mortgage loan prepayments during 2002, the Bank pursued a strategy of maintaining a level of diversification by originating and purchasing these loans. In the first quarter of 2003, the Bank originated $7,697,000 and purchased $24,741,000 in fixed and adjustable rate residential mortgage loans. In 2002, the Bank originated $14,264,000 and purchased $142,492,000 in primarily adjustable rate residential mortgage loans.

First Indiana’s core demand and savings deposits increased 10 percent to $843,602,000 on March 31, 2003 from
$769,562,000 at March 31, 2002.  This increase resulted largely from the MetroBanCorp acquisition. Demand deposits were $402,522,000 at March 31, 2003, compared to $326,466,000 a year ago.  Savings deposits were $441,080,000 at
March 31, 2003 compared to $443,096,000 a year ago.  Excluding MetroBanCorp deposits, demand deposits increased
11 percent over March 31, 2002 balances, while savings deposits declined 11 percent for the same period.
Certificates of deposit were $695,488,000 at March 31, 2003, compared to $580,312,000 at December 31, 2002 and
$638,864,000 at March 31, 2002. Of the $115,176,000 certificates of deposit growth in the first quarter of 2003,
$59,790,000 (or 52 percent) represented deposits acquired through the merger with MetroBanCorp. The remainder of this growth reflected the increased levels of short-term negotiable certificates of deposit that were used in lieu of short-term borrowings and short-term Federal Home Loan Bank (“FHLB”) advances. Certificates of deposit averaged $694,975,000 and $627,351,000 for the first three months of 2003 and 2002.  In the first quarter 2003, certificates of deposit acquired through the MetroBanCorp merger averaged $52,436,000.

Short-term borrowings decreased to $145,456,000 at March 31, 2003 compared with $170,956,000 at December 31,
2002. Short-term borrowings were $99,083,000 at March 31, 2002. FHLB advances totaled $315,492,000 at March 31,
2003, compared with $346,532,000 at December 31, 2002 and $281,609,000 at March 31, 2002. Trust preferred securities, issued during the fourth quarter of 2002 to partially fund the MetroBanCorp merger, were $11,808,000 at March 31, 2003 and $11,797,000 at December 31, 2002.

Capital

At March 31, 2003, shareholders’ equity was $222,357,000, or 9.79 percent of total assets, compared with
$221,211,000, or 10.41 percent, at December 31, 2002 and $212,306,000, or 10.38 percent, at March 31, 2002.
Shareholders’ equity as a percentage of total assets decreased in the first quarter of 2003 primarily due to the assets acquired through the merger with MetroBanCorp.

The Corporation paid a quarterly dividend of $0.165 per common share on March 14, 2003 to shareholders of record as of March 5, 2003.  This reflects a 3.1 percent increase from the quarterly dividend of $0.160 per share in
2002.

First Indiana Corporation is subject to capital requirements and guidelines imposed on bank holding companies by the Federal Reserve Board.  First Indiana Bank is subject to capital requirements and guidelines imposed on national banks by the Office of the Comptroller of the Currency.  The Corporation and the Bank are required by their respective regulators to maintain minimum capital ratios.  The Federal Deposit Insurance Corporation
Improvement Act of 1999 (“FDICIA”) established ratios and guidelines for banks to be considered
“well-capitalized.”  These capital requirements establish higher capital standards for banks and bank holding companies that assume greater risks.  For this purpose, assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk ascribed to such assets or commitments.  The Corporation’s trust preferred securities are included in its Tier 1 capital and total capital at March 31, 2003.

The following table shows the Corporation’s and the Bank’s capital levels and compliance with all capital requirements at March 31, 2003.  Additionally, the Bank exceeds the capital levels set by FDICIA for a bank to be considered well-capitalized.

(Dollars in Thousands)                                                        Minimum                 To be
                                                        Actual            Capital Adequacy       Well Capitalized
                                                 --------------------   --------------------   --------------------
                                                   Amount     Ratio       Amount     Ratio       Amount     Ratio
                                                 --------------------   --------------------   --------------------
March 31, 2003
   Leverage (Tier 1 Capital to Average Assets)
      First Indiana Corporation                     $188,532    8.59%     $ 87,810    4.00 %      N/A       N/A
      First Indiana Bank                             176,862    8.09         87,440    4.00       $109,301    5.00%
  Tier 1 Capital (to Risk-Weighted Assets)
      First Indiana Corporation                     $188,532    9.42%     $ 80,076    4.00 %      N/A       N/A
      First Indiana Bank                             176,862    8.88         79,658    4.00       $119,487    6.00%
  Total Capital (to Risk-Weighted Assets)
      First Indiana Corporation                     $213,842   10.68%     $160,153    8.00 %      N/A       N/A
      First Indiana Bank                             202,043   10.15        159,316    8.00       $199,145   10.00%

The Corporation’s leverage ratio was 8.59 percent at March 31, 2003, compared to 10.10 percent at December 31,
2002 and 9.79 percent at March 31, 2002. The Corporation’s Tier 1 capital to risk-weighted assets was 9.42 percent at March 31, 2003, compared to 11.26 percent at December 31, 2002 and 10.55 percent at March 31, 2002.
The Corporation’s total capital to risk-weighted assets was 10.68 percent at March 31, 2003, compared to 12.52 percent at December 31, 2002 and 11.81 percent at March 31, 2002. In October 2002, the Corporation, through a wholly-owned subsidiary First Indiana Capital Trust 1, issued $12,000,000 of trust preferred securities to fund a portion of the purchase of MetroBanCorp in January 2003. The trust preferred securities qualify as Tier 1 capital of the Corporation and are a primary reason for the increase in the Corporation’s capital ratios from March 31, 2002 to December 31, 2002. The decrease in the Corporation’s capital ratios from December 31, 2002 to March 31, 2003 is the result of the goodwill and other intangible assets totaling $28,295,000 acquired in the merger of
MetroBanCorp. Goodwill and other intangible assets are deducted from capital when calculating the regulatory capital ratios.

Liquidity

First Indiana Corporation conducts its business through subsidiaries. The main sources of funds for the
Corporation are dividends from the Bank and a $10,000,000 line of credit with a commercial bank. The Corporation has no significant assets other than its investments in the Bank and Somerset.  In October 2002, the Corporation,
through a wholly-owned subsidiary First Indiana Capital Trust I, issued $12,000,000 of trust preferred securities to help fund the purchase of MetroBanCorp in January 2003.  For a further description of these securities, see
“Financial Condition” in the Corporation’s Form 10-K dated December 31, 2002.

The Bank’s primary source of funds is deposits, which were $1,539,090,000 at March 31, 2003, $1,339,204,000 at
December 31, 2002, and $1,408,426,000 at March 31, 2002. The Bank also relies on FHLB advances, repurchase agreements, loan payments, loan payoffs, and sale of loans as sources of funds. Although the Bank continues to rely on core deposits as its chief source of funds, the use of borrowed funds, including FHLB advances, continues to be an important component of the Bank’s liquidity.  Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Bank’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

The Bank’s primary use of funds is the funding of loans, which totaled $1,920,317,000 at March 31, 2003,
$1,875,633,000 at December 31, 2002, and $1,753,265,000 at March 31, 2002.  In addition, the Bank invests in federal funds sold and securities available for sale.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Corporation’s success is largely dependent upon its ability to manage interest rate risk, which is defined as the exposure of the Corporation’s net interest income, net earnings, and equity to changes in interest rates.
ALCO is responsible for managing interest rate risk, and the Corporation has established acceptable limits for interest rate exposure, which are reviewed monthly. The Corporation uses a model that measures interest rate sensitivity to determine the impact on net interest income and equity of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposit, estimated borrowing needs, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest rate sensitive instruments that are held to maturity or available for sale. The Corporation has no trading assets. Based on the information and assumptions in effect at March 31, 2003, the model forecasts that a 100 basis point increase in interest rates over a
12-month period would result in a 4.9 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 5.6 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions
ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results.

The Corporation also monitors interest rate sensitivity using traditional gap analysis. Gap analysis is a static management tool used to identify mismatches in the repricing of assets and liabilities within specified periods of time.  It is a static indicator and does not attempt to predict the net interest income of a dynamic business in a rapidly changing environment. Significant adjustments may be made when the interest rate outlook changes. At
March 31, 2003, First Indiana’s six-month and one-year cumulative gaps stood at a positive 13.33 percent and a positive 17.77 percent of total interest-earning assets. This compares with a positive 12.11 percent and a positive 17.30 percent at December 31, 2002.

The following table shows First Indiana’s interest rate sensitivity at March 31, 2003 and December 31, 2002.

(Dollars in Thousands)                                                                               Over 180     Over One
                                                                            Percent       Within     Days to      Year to       Over
                                                       Rate      Balance    of Total     180 Days    One Year    Five Years  Five Years
                                                      -------  ----------------------   ----------- -----------  ----------- ------------
Interest-Earning Assets
  Interest-Bearing Due from Banks                       1.35%     $ 10,359     0.48%    $ 10,359         $ -          $ -          $ -
  Federal Funds Sold                                    1.50         29,000     1.36        29,000           -            -            -
  Securities Available for Sale                         5.70        154,696     7.23        29,398      20,782       97,377        7,139
  FHLB / FRB Stock                                      5.75         24,802     1.16             -           -            -       24,802
  Loans (1)
    Business                                            5.04        588,086    27.49       494,455      17,695       75,936            -
    Consumer                                            6.80        665,370    31.11       414,285      52,372      179,559       19,154
    Residential Mortgage                                5.72        306,081    14.31       127,452      87,347       79,703       11,579
    Single-Family Construction                          4.90        206,289     9.64       185,660      10,314       10,315            -
    Commercial Real Estate                              5.83        154,491     7.22       113,017      21,050        6,028       14,396
                                                               ------------------------------------ -----------  ----------- ------------
                                                        5.71    $ 2,139,174   100.00%   1,403,626     209,560      448,918       77,070
                                                               =========================----------- -----------  ----------- ------------

Interest-Bearing Liabilities
  Deposits
    Demand Deposits (2)                                 0.54      $ 187,711    10.45%      38,274           -            -      149,437
    Savings Deposits (2)                                0.92        441,080    24.54       382,916       1,507       12,059       44,598
    Certificates of Deposit Under $100,000              3.73        342,226    19.04       131,366      50,743      159,844          273
    Certificates of Deposit $100,000 or Greater         2.91        353,262    19.66       226,510      36,224       90,176          352
                                                               ----------------------   ----------- -----------  ----------- ------------
                                                        2.12      1,324,279    73.69       779,066      88,474      262,079      194,660

  Borrowings
    Short-Term Borrowings                               2.50        145,456     8.09       145,456           -            -            -
    FHLB Advances                                       3.30        315,492    17.56       194,000      26,000       64,783       30,709
    Trust Preferred Securities                          7.28         11,808     0.66             -           -       11,808            -
                                                               ------------------------------------ -----------  ----------- ------------
                                                        2.35      1,797,035   100.00%   1,118,522     114,474      338,670      225,369
                                                                            ============

Net - Other (3)                                                     342,139                                                      342,139

                                                               -------------            ----------- -----------  ----------- ------------
    Total                                                       $ 2,139,174              1,118,522     114,474      338,670      567,508
                                                               =============

                                                                                        ----------- -----------  ----------- ------------
Rate Sensitivity Gap                                                                     $ 285,104    $ 95,086    $ 110,248    $(490,438)
                                                                                        =========== ===========  =========== ============

March 31, 2003 - Cumulative Rate Sensitivity Gap                                         $ 285,104   $ 380,190    $ 490,438
                                                                                        =========== ===========  ===========

Percent of Total Interest-Earning Assets                                                    13.33%      17.77%       22.93%
                                                                                        =========== ===========  ===========

December 31, 2002 - Cumulative Rate Sensitivity Gap                                      $ 241,982   $ 345,783    $ 468,200
                                                                                        =========== ===========  ===========

Percent of Total Interest-Earning Assets                                                    12.11%      17.30%       23.43%
                                                                                        =========== ===========  ===========

(1)

The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable-rate loans is based on the earliest repricing date for each loan. Included in consumer loans are $50.1 million of consumer loans held for sale.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the
Securities and Exchange Commission. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief
Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, First Indiana evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  The
evaluation of First Indiana’s disclosure controls and procedures included a review of the controls’ objectives and design, First Indiana’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report.  Immediately following the Signatures section of this Quarterly
Report, there are “Certifications” of First Indiana’s Chief Executive Officer and Chief Financial Officer in
accord with Rule 13a-14 of the Securities Exchange Act of 1934. This Controls and Procedures section of the
Quarterly Report includes the information concerning the controls evaluation referred to in Rule 13a-14, and it should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

First Indiana’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all errors. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

In the course of its evaluation of disclosure controls and procedures, management determined that First
Indiana’s internal controls over property inspections and bank disbursement of funds in connection with its construction lending activities should be strengthened.  Specifically, although First Indiana’s construction loan policies require the use of independent inspectors to determine percentage of completion and, therefore, the allowable percentage of loan funding, management determined that this policy had been inadequately communicated to loan officers and operations personnel and that management oversight of First Indiana’s inspection and disbursement practices was insufficient.  These weaknesses were partly responsible for, and discovered in the investigation of, a potential construction loan loss resulting from the under-collateralization of a single-family home builder’s loans in an out-of-state construction loan office.  See Part I, Item 2, “Management’s Discussion and
Analysis of Financial Condition and Results of Operations – Summary of Loan Loss Experience and Non-Performing
Assets.”  Following the initial discovery of this internal control deficiency in April 2003, First Indiana performed substantial additional procedures designed to confirm that the deficiency had not exposed the Bank to the risk of material construction loan losses and to ensure that there would be no material misstatement in First
Indiana’s consolidated financial statements.  Based on these additional procedures, as well as their general evaluation of disclosure controls and procedures, First Indiana’s Chief Executive Officer and Chief Financial
Officer concluded that First

Indiana’s disclosure controls and procedures are effective to ensure that information required to be disclosed by First Indiana in reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and
Exchange Commission rules and forms.

Management intends to implement changes promptly to improve communication of the independent inspection policy and management oversight of First Indiana’s inspection and disbursement practices and may take other corrective actions with respect to the internal control deficiency noted above.  From the date of management’s evaluation of disclosure controls and procedures to the date of this Quarterly Report, there have been no other significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

First Indiana’s management will continue to evaluate the effectiveness of disclosure controls and internal controls and procedures on an ongoing basis and will take further action as appropriate.

Part II        Other Information

Items 1, 2, and 3 are not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held April 16, 2003.

Proposal No. 1: Election of Directors. The following directors were elected at this meeting:

Votes For
 Votes Withheld

Gerald L. Bepko
12,893,571
1,134,291

Anat Bird
12,986,705
1,041,157

William G. Mays
13,625,123
402,739

Proposal No. 2: Re-Approval of Performance Measures included in the Long-Term Management Performance Incentive Plan

Votes For      Votes Against      Abstain

Long-Term Management Performance Plan    13,438,591      404,974            184,297

Proposal No. 3: Ratification of the Selection of KPMG as Auditors

Votes For      Votes Against      Abstain

Ratify Selection of KPMG
13,824,936         69,148             133,778

Item 5.
Other Information

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

(b) Reports on Form 8-K

(i)
On January 10, 2003, a Form 8-K was filed related to the announcement of a conference call to be held Friday, January 24, 2003.

(ii)
On January 14, 2003, a Form 8-K was filed related to the January 13, 2003 consummation of the acquisition of MetroBanCorp.

(iii)
On January 24, 2003, a Form 8-K was filed related to the announcement of earnings and other financial data for the three and twelve months ended December 31, 2002.

(iv)
On January 24, 2003, a Form 8-K was filed related to the announcement of the declaration of a quarterly dividend.

(v)
On April 2, 2003, a Form 8-K was filed related to the announcement of a conference call to be held Wednesday, April 16, 2003.

(vi)
On April 15, 2003, a Form 8-K was filed related to the announcement of earnings and other financial data for the three months ended March 31, 2003.

(vii)
On April 18, 2003, a Form 8-K was filed related to the earnings conference call held on April 16, 2003.

(viii)
On April 18, 2003, a Form 8-K was filed related to the announcement of the declaration of a quarterly dividend.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Indiana Corporation

May 15, 2003

/s/ Owen B. Melton, Jr.

_____________________________

Owen B. Melton, Jr.

President

May 15, 2003

/s/ William J. Brunner

_____________________________

William J. Brunner

Chief Financial Officer

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

Dated:  May 15, 2003

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

Dated:  May 15, 2003

/s/ William J. Brunner

_____________________________

William J. Brunner

Chief Financial Officer