Form 10-Q
period 2003-06-30
FIRST INDIANA CORP
filed 2003-08-13
CIK 789670

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act). Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares

Common Stock, par value $0.01 per share	Outstanding at 07/31/2003
15,629,953

FIRST INDIANA CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	June 30 2003	December 31 2002	June 30 2002
Assets
Cash	$68,065	$76,050	$62,464
Interest-Bearing Due from Banks	8,949	--	--
Federal Funds Sold	--	--	--
Securities Available for Sale	155,024	138,457	145,085
Federal Home Loan Bank and Federal Reserve Bank Stock	25,097	22,491	22,491
Loans
Business	594,909	501,213	495,427
Consumer	638,982	666,150	672,972
Residential Mortgage	298,789	311,324	278,505
Single-Family Construction	203,735	212,772	220,658
Commercial Real Estate	167,435	146,174	142,532

Total Loans	1,903,850	1,837,633	1,810,094
Allowance for Loan Losses	(46,247)	(44,469)	(37,353)

Net Loans	1,857,603	1,793,164	1,772,741
Premises and Equipment	26,278	21,528	20,148
Accrued Interest Receivable	10,361	10,771	11,936
Mortgage Servicing Rights	8,368	9,065	9,679
Goodwill	36,901	13,045	13,045
Other Intangible Assets	4,989	--	--
Other Assets	48,759	40,643	39,749

Total Assets	$2,250,394	$2,125,214	$2,097,338

Liabilities
Non-Interest-Bearing Deposits	$253,571	$180,389	$169,461
Interest-Bearing Deposits
Demand Deposits	212,023	179,751	160,781
Savings Deposits	427,572	398,752	414,581
Certificates of Deposit	652,418	580,312	638,725

Total Interest-Bearing Deposits	1,292,013	1,158,815	1,214,087

Total Deposits	1,545,584	1,339,204	1,383,548
Short-Term Borrowings	150,832	170,956	143,142
Federal Home Loan Bank Advances	278,550	346,532	319,538
Trust Preferred Securities	23,578	11,797	--
Accrued Interest Payable	2,554	2,290	2,942
Advances by Borrowers for Taxes and Insurance	2,736	1,820	3,403
Other Liabilities	29,019	31,404	26,702

Total Liabilities	2,032,853	1,904,003	1,879,275

Shareholders' Equity
Preferred Stock, $.01 Par Value: 2,000,000 Shares
Authorized; None Issued	--	--	--
Common Stock, $.01 Par Value: 33,000,000 Shares
Authorized; Issued: 2003 - 17,372,811 Shares;
2002 - 17,295,351 and 17,246,624 Shares	174	173	172
Capital Surplus	44,472	43,296	43,222
Retained Earnings	192,005	194,738	191,077
Accumulated Other Comprehensive Income	3,795	4,644	3,825
Treasury Stock at Cost: 2003 - 1,830,750 Shares;
2002 - 1,754,891 and 1,680,730 Shares	(22,905)	(21,640)	(20,233)

Total Shareholders' Equity	217,541	221,211	218,063

Total Liabilities and Shareholders' Equity	$2,250,394	$2,125,214	$2,097,338

See Notes to Consolidated Financial Statements

Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Interest Income
Loans	$27,318	$29,343	$55,076	$58,371
Securities Available for Sale	1,863	2,173	3,892	4,415
Dividends on FRB and FHLB Stock	322	350	668	683
Federal Funds Sold	--	3	3	15
Interest-Bearing Due from Banks	23	--	29	--

Total Interest Income	29,526	31,869	59,668	63,484
Interest Expense
Deposits	6,449	9,771	13,840	19,972
Short-Term Borrowings	385	527	772	922
Federal Home Loan Bank Advances	2,216	3,098	4,817	6,923
Trust Preferred Securities	226	--	448	--

Total Interest Expense	9,276	13,396	19,877	27,817

Net Interest Income	20,250	18,473	39,791	35,667
Provision for Loan Losses	16,091	4,159	22,328	6,769

Net Interest Income After Provision for Loan Losses	4,159	14,314	17,463	28,898
Non-Interest Income
Loan and Deposit Charges	4,547	3,897	8,807	7,407
Loan Servicing Income (Expense)	(168)	203	(265)	434
Loan Fees	630	792	1,219	1,397
Trust Fees	709	655	1,435	1,328
Somerset Fees	2,531	2,539	7,230	6,822
Investment Product Sales Commissions	486	927	834	1,535
Sale of Loans	2,895	2,052	5,368	3,933
Sale of Investment Securities	--	223	7	223
Other	904	667	1,818	1,370

Total Non-Interest Income	12,534	11,955	26,453	24,449
Non-Interest Expense
Salaries and Benefits	11,378	8,616	23,541	18,653
Net Occupancy	1,243	1,041	2,392	2,021
Equipment	1,684	1,555	3,357	3,144
Professional Services	1,374	1,025	2,463	2,096
Marketing	629	494	1,246	1,153
Telephone, Supplies, and Postage	958	893	2,002	1,672
Other Intangible Asset Amortization	184	--	368	--
Other	2,211	1,669	4,051	3,644

Total Non-Interest Expense	19,661	15,293	39,420	32,383

Earnings (Loss) before Income Taxes	(2,968)	10,976	4,496	20,964
Income Taxes (Benefit)	(1,245)	4,080	1,491	7,685

Net Earnings (Loss)	$(1,723)	$6,896	$3,005	$13,279

Basic Earnings (Loss) Per Share	$(0.11)	$0.44	$0.19	$0.86

Diluted Earnings (Loss) Per Share	$(0.11)	$0.43	$0.19	$0.84

Dividends Per Common Share	$0.165	$0.160	$0.330	$0.320

See Notes to Consolidated Financial Statements

Condensed Consolidated Statement of Shareholders’ Equity
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Treasury	Total Shareholders'
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2002	15,540,460	$173	$43,296	$194,738	$4,644	$(21,640)	$221,211
Comprehensive Income:
Net Earnings	--	--	--	3,005	--	--	3,005
Unrealized Loss on Securities Available for Sale of
$1,406, Net of Income Taxes and Reclassification
Adjustment of $4, Net of Income Taxes	--	--	--	--	(849)	--	(849)

Total Comprehensive Income							2,156
Dividends on Common Stock - $0.330 per share	--	--	--	(5,138)	--	--	(5,138)
Exercise of Stock Options	49,770	--	492	--	--	--	492
Tax Benefit of Option Compensation	--	--	55	--	--	--	55
Common Stock Issued under Restricted Stock Plans -
Net of Amortization	36,000	1	719	(600)	--	--	120
Common Stock Issued under Deferred
Compensation Plan	--	--	(7)	--	--	--	(7)
Purchase of Treasury Stock	(80,708)	--	--	--	--	(1,297)	(1,297)
Reissuance of Treasury Stock	4,849	--	68	--	--	32	100
Redemption of Common Stock	(8,310)	--	(151)	--	--	--	(151)

Balance at June 30, 2003	15,542,061	$174	$44,472	$192,005	$3,795	$(22,905)	$217,541

See Notes to Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Six Months Ended June 30
	2003	2002
Cash Flows from Operating Activities
Net Earnings	$3,005	$13,279
Adjustments to Reconcile Net Earnings to Net Cash Provided by
Operating Activities
Gain on Sale of Assets, Net	(5,375)	(4,156)
Amortization of Premium, Discount, and Intangibles, Net	1,737	315
Depreciation and Amortization of Premises and Equipment	1,383	1,384
Amortization of Net Deferred Loan Fees	792	485
Provision for Loan Losses	22,328	6,769
Origination of Loans Held For Sale, Net of Principal Collected	(175,711)	(100,409)
Proceeds from Sale of Loans Held for Sale	178,033	141,544
Tax Benefit of Option Compensation	55	122
Change In:
Accrued Interest Receivable	1,078	3,310
Other Assets	(13,029)	(4,712)
Accrued Interest Payable	(368)	(862)
Other Liabilities	(4,993)	(6,823)

Net Cash Provided by Operating Activities	8,935	50,246

Cash Flows from Investing Activities
Proceeds from Sale of Securities Available for Sale	12,650	10,223
Proceeds from Maturities of Securities Available for Sale	12,161	12,989
Purchase of Securities Available for Sale	(17,986)	(20,000)
Purchase of FHLB and FRB Stock	(431)	--
Principal Collected on Loans, Net of Originations	74,474	(55,872)
Purchase of Loans	(44,588)	(41,974)
Purchase of Premises and Equipment	(4,507)	(1,194)
Acquisition of Somerset, Net of Cash Acquired	(7)	(43)
Acquisition of MetroBanCorp, Net of Cash Acquired	14,850	--
Proceeds from Sale of Premises and Equipment	146	246

Net Cash Provided (Used) by Investing Activities	46,762	(95,625)

Cash Flows from Financing Activities
Net Change in Deposits	43,481	4,070
Repayment of Federal Home Loan Bank Advances	(394,116)	(247,109)
Borrowings of Federal Home Loan Bank Advances	317,000	270,000
Issuance of Trust Preferred Securities	11,760	--
Net Change in Short-Term Borrowings	(27,768)	22,060
Net Change in Advances by Borrowers for Taxes and Insurance	911	356
Stock Option Proceeds	341	1,234
Cash in Lieu of Fractional Shares	--	(11)
Deferred Compensation	(7)	--
Purchase of Treasury Stock	(1,297)	--
Reissuance of Treasury Stock	100	65
Dividends Paid	(5,138)	(4,969)

Net Cash Provided (Used) by Financing Activities	(54,733)	45,696

Net Change in Cash and Cash Equivalents	964	317
Cash and Cash Equivalents at Beginning of Year	76,050	62,147

Cash and Cash Equivalents at End of Period	$77,014	$62,464

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2003
(Unaudited)

Note 1 — Basis of Presentation

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

Note 2 — Earnings Per Share

         Basic earnings (loss) per share for 2003 and 2002 were computed by dividing net earnings (loss) by the weighted average shares of common stock outstanding (15,540,010 and 15,546,223 for the three months ended June 30, 2003 and 2002 and 15,556,731 and 15,510,241 for the six months ended June 30, 2003 and 2002). Diluted earnings (loss) per share for 2003 and 2002 were computed by dividing net earnings (loss) by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (15,540,010 and 15,899,768 for the three months ended June 30, 2003 and 2002 and 15,682,268 and 15,813,105 for the six months ended June 30, 2003 and 2002). Dilution of the per-share calculation relates to stock options. For the three months ended June 30, 2003, the stock options are not dilutive due to the net loss for the period.

Note 3 — Stock Options

        First Indiana accounts for awards of stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost has been recognized in respect of stock option grants, except for deferred compensation expense in connection with certain Somerset options that is being amortized over the life of the respective options. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock option compensation.

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net Earnings (Loss), As Reported	$(1,723)	$6,896	$3,005	$13,279
Add: Stock option employee compensation expense included in reported net income, net of related tax effects	--	20	14	69
Deduct: Total stock option employee compensation expense determined under fair value based method for all awards, net of related tax effects	(178)	(217)	(429)	(456)

Pro Forma Net Earnings (Loss)	$(1,901)	$6,699	$2,590	$12,892

Basic Earnings (Loss) Per Share
As Reported	$(0.11)	$0.44	$0.19	$0.85
Pro Forma	(0.12)	0.43	0.17	0.83
Diluted Earnings (Loss) Per Share
As Reported	$(0.11)	$0.43	$0.19	$0.84
Pro Forma	(0.12)	0.42	0.17	0.81

Note 4 — Allowance for Loan Losses

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

Note 5 — Segment Reporting

        Beginning in 2003, the Corporation changed its segment definitions to conform to new internal management reporting to monitor and manage financial performance. Prior year segment information has been restated to conform to these new segment definitions. The Corporation’s business units are primarily organized to operate in the financial services industry and are determined by the products and services offered. The community bank includes business, consumer, residential mortgage, single-family construction, and commercial real estate loans. The community bank also includes the Bank’s 33-branch network and investment product sales division. The consumer finance bank includes the origination, processing, servicing, and sale of consumer and residential mortgage loans. Investment portfolio management is included in the treasury segment. FirstTrust Indiana includes trust and investment advisory fees and related expenses. The Somerset segment includes all activities of the Corporation’s Somerset subsidiary. Revenues in the Corporation’s segments are generated from loans, deposits, investments, servicing fees, loan sales, and fee income. There are no foreign operations.

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

Segment Reporting(1)
(Dollars in Thousands)

	Community Bank	Consumer Finance Bank	FirstTrust	Somerset	Treasury	Non-Segment	Second Quarter 2003 Consolidated Totals
Average Segment Assets	$1,910,819	$67,065	$537	$15,195	$213,033	$28,586	$2,235,235

Net Interest Income (Expense) (2)	13,798	2,045	(5)	11	5,058	(657)	20,250
Provision for Loan Losses	(16,091)	--	--	--	--	--	(16,091)
Non-Interest Income	5,647	3,470	709	2,565	17	126	12,534
Intangible Amortization	(184)	--	--	--	--	--	(184)
Other Non-Interest Expense	(11,573)	(2,026)	(619)	(2,661)	(398)	(2,200)	(19,477)
Intersegment Income (Expense) (3)	(2,255)	1,055	--	--	--	1,200	--

Earnings (Loss) before Income Tax	$(10,658)	$4,544	$85	$(85)	$4,677	$(1,531)	$(2,968)

	Community Bank	Consumer Finance Bank	FirstTrust	Somerset	Treasury	Non-Segment	Second Quarter 2002 Consolidated Totals
Average Segment Assets	$1,809,793	$38,941	$512	$14,201	$175,721	$28,492	$2,067,660

Net Interest Income (Expense) (2)	15,362	421	(4)	12	3,098	(416)	18,473
Provision for Loan Losses	(4,159)	--	--	--	--	--	(4,159)
Non-Interest Income	4,907	3,423	655	2,540	268	162	11,955
Other Non-Interest Expense	(9,335)	(2,386)	(530)	(2,497)	(341)	(204)	(15,293)
Intersegment Income (Expense) (3)	(2,504)	2,953	--	--	--	(449)	--

Earnings (Loss) before Income Tax	$4,271	$4,411	$121	$55	$3,025	$(907)	$10,976

	Community Bank	Consumer Finance Bank	FirstTrust	Somerset	Treasury	Non-Segment	YTD 2003 Consolidated Totals
Average Segment Assets	$1,910,830	$69,234	$532	$14,215	$210,844	$30,262	$2,235,917

Net Interest Income (Expense) (2)	30,680	2,792	(9)	21	7,553	(1,246)	39,791
Provision for Loan Losses	(22,328)	--	--	--	--	--	(22,328)
Non-Interest Income	11,001	6,469	1,435	7,264	39	245	26,453
Intangible Amortization	(368)	--	--	--	--	--	(368)
Other Non-Interest Expense	(22,595)	(4,200)	(1,189)	(5,388)	(793)	(4,887)	(39,052)
Intersegment Income (Expense) (3)	(4,722)	2,293	--	--	--	2,429	--

Earnings (Loss) before Income Tax	$(8,332)	$7,354	$237	$1,897	$6,799	$(3,459)	$4,496

	Community Bank	Consumer Finance Bank	FirstTrust	Somerset	Treasury	Non-Segment	YTD 2002 Consolidated Totals
Average Segment Assets	$1,793,974	$40,806	$525	$13,343	$167,669	$27,374	$2,043,691

Net Interest Income (Expense) (2)	30,427	898	(9)	21	5,149	(819)	35,667
Provision for Loan Losses	(6,769)	--	--	--	--	--	(6,769)
Non-Interest Income	8,985	6,719	1,328	6,857	283	277	24,449
Other Non-Interest Expense	(18,975)	(4,526)	(1,120)	(5,142)	(668)	(1,952)	(32,383)
Intersegment Income (Expense) (3)	(4,882)	5,736	--	--	--	(854)	--

Earnings (Loss) before Income Tax	$8,786	$8,827	$199	$1,736	$4,764	$(3,348)	$20,964

(1)	First Indiana implemented a new management reporting structure in the first quarter of 2003. Amounts shown for 2002 have been reclassified to reflect the change in management reporting format.

(2)	The net interest income amounts in the segment results reflect the actual interest income and expense from segment activities and amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.

(3)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are not included in the Corporation’s actual results.

Note 6 — Business Combination

        On January 13, 2003, First Indiana acquired Carmel, Indiana-based MetroBanCorp through a merger. MetroBanCorp was the holding company for MetroBank, with assets of $196,000,000 and seven offices in Carmel, Fishers, and Noblesville, Indiana. The acquisition was accounted for using the purchase method of accounting, and accordingly, the financial results of the acquired entity were included in First Indiana’s consolidated financial statements from the January 13, 2003 acquisition date. In the merger, MetroBanCorp shareholders received $17.00 in cash in exchange for each share of MetroBanCorp stock. The cost of the acquisition was approximately $37,500,000. Goodwill of $23,856,000, a core deposit intangible of $4,357,000, and a non-compete agreement intangible of $1,000,000 were recorded in connection with the merger. The weighted average life of the core deposit intangible and the non-compete agreement intangible are 7.2 years and 1.5 years, respectively. The weighted average life of these intangible assets in total is 6.1 years.

Note 7 — Mortgage Servicing Rights, Goodwill, and Other Intangible Assets

        The following table shows the change in the carrying amount of capitalized loan servicing rights:

(Dollars in Thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Balance at Beginning of Period	$8,642	$9,863	$9,065	$9,819
Additions	571	512	982	1,244
Amortization of Servicing Rights	(606)	(629)	(1,229)	(1,313)
Change in Valuation Reserves	(239)	(67)	(450)	(71)

Balance at End of Period	$8,368	$9,679	$8,368	$9,679

        The valuation allowance relating to capitalized loan servicing rights was $979,000 at June 30, 2003.

        Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment tests at least annually. The Corporation had no existing intangible assets acquired in prior purchase business combinations and recognized no impairment loss relating to goodwill and other intangible assets upon adoption of SFAS 142.

        The following tables show changes in the carrying amount of goodwill for the six months ended June 30, 2003 and 2002.

(Dollars in Thousands)

	Community Bank Segment	Somerset Segment	Total Goodwill

Balance as of January 1, 2003	$6,685	$6,360	$13,045
Addition due to MetroBanCorp Acquisition	23,856	--	23,856

Balance as of June 30, 2003	$30,541	$6,360	$36,901

	Community Bank Segment	Somerset Segment	Total Goodwill
Balance as of January 1, 2002	$6,685	$6,360	$13,045
Change during the period	--	--	--

Balance as of June 30, 2002	$6,685	$6,360	$13,045

        The following table summarizes the carrying amount of other intangible assets at June 30, 2003.

(Dollars in Thousands)

	Core Deposit Intangible	Non-compete Agreement Intangible	Total Other Intangible Assets
Gross Carrying Amount	$4,357	$1,000	$5,357
Less: Accumulated Amortization	(201)	(167)	(368)

Net Carrying Amount	$4,156	$833	$4,989

        Amortization expense on other intangible assets is expected to total $736,000, $718,000, $697,000, $342,000, and $321,000 in 2003, 2004, 2005, 2006, and 2007, respectively.

Note 8 — Trust Preferred Securities

        On June 12, 2003, First Indiana formed First Indiana Capital Statutory Trust II, a wholly owned grantor trust (“grantor trust”), to issue $12,000,000 in trust preferred securities through a private placement. The grantor trust invested the proceeds of such trust preferred securities in junior subordinated debentures (“Notes”) of the Corporation. These trust preferred securities were issued at a discount of $240,000. The sole assets of the grantor trust are the Notes held by the grantor trust. The Notes have a stated term of 30 years (June 26, 2033) but may be redeemed at par in part or in full beginning June 26, 2008 and quarterly thereafter subject to approval by the Federal Reserve Board. The Notes have a fixed rate of interest of 5.55 percent through June 26, 2008 and a floating rate of interest, reset quarterly, equal to the London interbank offered rate (“LIBOR”) plus 3.10 percent thereafter to maturity. Interest on the Notes is payable quarterly in arrears. The distribution rate on the trust preferred securities equals the interest rate of the Notes. The Corporation has the right to defer payment of interest on the Notes at any time or from time to time for a period not to exceed five years provided that no extension period may extend beyond the stated maturity of the Notes. During any such extension period, distributions on the trust preferred securities will also be deferred and First Indiana’s ability to pay dividends on its common stock will be restricted.

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

        At June 30, 2003, the total balance of all trust preferred securities (including securities issued previously), net of discount, was $23,578,000 with an aggregate principal amount of $24,000,000.

Note 9 — Obligations under Guarantees

        In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant instruments impacted for the Corporation are standby letters of credit. The disclosure requirements of FIN 45 became effective for the Corporation on December 31, 2002. The recognition requirements of FIN 45 became effective for the Corporation on January 1, 2003, on a prospective basis. The impact of adoption was not material to the Corporation’s results of operations, financial position, or cash flows.

        Standby letters of credit are contingent commitments issued by the Corporation to support the obligations of a customer to a third party. Standby letters of credit are issued to support public and private financing, and other financial or performance obligations of customers. Standby letters of credit have maturities which generally reflect the maturities of the underlying obligations. The credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers and, as such, is collateralized when necessary.

        As of June 30, 2003, the Corporation had issued $54,002,000 in standby letters of credit, predominately for terms of one year or less. Of these commitments, $16,981,000 have been issued or renewed since December 31, 2002, and, in accordance with FIN 45, the Corporation recognized a liability of $56,000 relating to these commitments.

Note 10 — Recently Issued Accounting Pronouncements

        In January 2003, FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”), which provides guidance with respect to the identification and consolidation of variable interest entities. A variable interest entity exists and is required to be consolidated when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

        FIN 46 was effective immediately for new entities that were created or acquired after January 31, 2003, and is effective on July 1, 2003, for entities in which the Corporation had a variable interest prior to February 1, 2003. The Corporation believes that adoption of FIN 46 will not have a material impact on its results of operations, financial position, or cash flows.

         The Corporation has statutory trusts formed for the purpose of issuing trust preferred securities. We currently believe the continued consolidation of these trusts is appropriate under FIN 46. However, the application of FIN 46 to this type of trust is an emerging issue and a possible unintended consequence of FIN 46 is the deconsolidation of these trusts. The deconsolidation of these statutory trusts would not have a material effect on the Corporation’s consolidated balance sheet or consolidated statement of earnings. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

        The Corporation is a limited partner in two low income housing developments which do not meet the FIN 46 criteria for consolidation. As of June 30, 2003, the Corporation’s investment in these partnerships was $645,000, with no future funding commitment. The maximum risk of loss is equal to the Corporation’s recorded investment in these partnerships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2003	2002	2003	2002
Net Interest Income	$20,250	$18,473	$39,791	$35,667
Provision for Loan Losses	16,091	4,159	22,328	6,769
Non-Interest Income	12,534	11,955	26,453	24,449
Non-Interest Expense	19,661	15,293	39,420	32,383
Net Earnings (Loss)	(1,723)	6,896	3,005	13,279

Basic Earnings (Loss) Per Share	$(0.11)	$0.44	$0.19	$0.86
Diluted Earnings (Loss) Per Share	(0.11)	0.43	0.19	0.84
Dividends Per Share	0.165	0.160	0.330	0.320

Net Interest Margin	3.86%	3.76%	3.80%	3.68%
Efficiency Ratio	59.97	50.26	59.51	53.87
Annualized Return on Average Assets	(0.31)	1.34	0.27	1.31
Annualized Return on Average Equity	(3.07)	12.80	2.69	12.53

Average Shares Outstanding	15,540,010	15,546,223	15,556,731	15,510,241
Average Diluted Shares Outstanding	15,540,010	15,899,768	15,682,268	15,813,105

	At June 30
	2003	2002
Assets	$2,250,394	$2,097,338
Loans	1,903,850	1,810,094
Deposits	1,545,584	1,383,548
Shareholders' Equity	217,541	218,063
Shareholders' Equity/Assets	9.67%	10.40%
Shareholders' Equity Per Share	$14.00	$14.01
Market Closing Price	17.16	21.77

Shares Outstanding	15,542,061	15,565,894

Summary of Corporation’s Results

        First Indiana Corporation and subsidiaries had a net loss of $1,723,000 for the three months ended June 30, 2003, compared with net earnings of $6,896,000 for the same period last year. Diluted loss per share for the three months ended June 30, 2003 was $0.11, compared with diluted earnings per share of $0.43 for the same period one year ago. Cash dividends for the second quarter of 2003 and 2002 were $0.165 and $0.160 per share of common stock outstanding.

        For the first six months of 2003, net earnings were $3,005,000, compared with $13,279,000 for the same period one year ago. For the six months ended June 30, 2003, diluted earnings per share were $0.19, compared with $0.84 for the same period one year ago. Cash dividends for the six months ended June 30, 2003 and 2002 were $0.33 and $0.32 per common share outstanding.

        The provision for loan losses was $16,091,000 for the second quarter of 2003, compared to $4,159,000 for the second quarter of 2002. For the six months ended June 30, 2003, the provision for losses was $22,328,000 compared to $6,769,000 for the same period one year ago. The provision for the first six months of 2003 reflects an increase in business and construction loan charge-offs. Net charge-offs for the first six months of 2003 were $22,259,000 compared to net charge-offs of $6,551,000 for the same period of 2002.

        Annualized return on average total assets was negative 0.31 percent for the three months ended June 30, 2003, compared with 1.34 percent for the same period one year ago. For the six months ended June 30, 2003, the Corporation’s annualized return on total average assets was 0.27 percent, compared with 1.31 percent for the same period in 2002.

        Annualized return on average total equity was negative 3.07 percent for the three months ended June 30, 2003, compared with 12.80 percent for the same period one year ago. For the six months ended June 30, 2003, the Corporation’s annualized return on total average equity was 2.69 percent, compared with 12.53 percent for the same period in 2002.

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

Net Interest Income

        Net interest income was $20,250,000 and $39,791,000 for the three and six months ended June 30, 2003, compared with $18,473,000 and $35,667,000 for the three and six months ended June 30, 2002. Earning assets averaged $2,100,736,000 in the second quarter of 2003, compared with $1,962,889,000 for the same quarter in 2002. For the first six months of 2003, earning assets averaged $2,100,819,000 compared with $1,938,003,000 for the same period of 2002. The acquisition of MetroBanCorp added approximately $130 million in earning assets. Net interest margin was 3.86 percent in the second quarter of 2003, compared to 3.73 percent in the first quarter of 2003, and 3.76 percent in the second quarter of 2002. For the six months ended June 30, 2003, net interest margin was 3.80 percent, compared to 3.68 percent for the same period of 2002. Following the rapid decline in interest rates in 2001, net interest margin improved in each of the first three quarters of 2002 due to the relatively stable interest rate environment which allowed the repricing of funding liabilities downward to reflect the repricing of earning assets. The 50 basis point rate cut by the Federal Reserve Open Market Committee in the fourth quarter of 2002 placed pressure on the net interest margin due to the Corporation’s asset-sensitive pricing structure and rapid prepayment speed on consumer and residential loans. The net interest margin improved again in the first two quarters of 2003; however, the 25 basis point rate cut late in the second quarter of 2003 will place pressure on net interest margin in the near term.

        The contribution of interest-free funds to net interest margin varies depending on the level of interest-free funds and the level of interest rates. Interest-free funds averaged $334,318,000, or 15.9 percent of earning assets in the second quarter of 2003, compared to $299,157,000, or 15.2 percent of earning assets for the comparable period of 2002. For the six months ended June 30, 2003, interest-free funds averaged $329,096,000, or 15.7 percent of earning assets, compared to $298,384,000, or 15.4 percent of earning assets for the comparable period of 2002. Average interest-free funds provided 34 basis points to the second quarter 2003 margin, compared with 49 basis points for the same period in 2002. For the six months ended June 30, 2003, average interest-free funds provided 36 basis points to the margin, compared with 52 basis points for the same period in 2002. Although interest-free funds as a percentage of earning assets were approximately the same in the second quarter and first half of 2003 and 2002, their contribution to net interest margin declined compared to the comparable periods of 2002 due to the lower interest rate environment.

        The following tables provide information on the Corporation’s net interest margin.

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Three Months Ended
	June 30, 2003			June 30, 2002
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$6,920	$23	1.34%	$--	$--	-%
Federal Funds Sold	77	--	--	1,341	3	0.97
Securities Available for Sale	150,361	1,863	4.96	146,239	2,173	5.94
FHLB and FRB Stock	25,029	322	5.15	22,491	350	6.22
Loans
Business	588,215	7,610	5.19	469,760	6,630	5.66
Consumer	661,132	10,971	6.65	681,360	12,825	7.53
Residential Mortgage	301,105	4,080	5.42	284,780	4,795	6.73
Single-Family Construction	207,140	2,357	4.56	225,502	2,982	5.30
Commercial Real Estate	160,757	2,300	5.73	131,416	2,111	6.44

Total Loans	1,918,349	27,318	5.71	1,792,818	29,343	6.55

Total Earning Assets	2,100,736	29,526	5.63	1,962,889	31,869	6.50
Other Assets	134,499			104,771

Total Assets	$2,235,235			$2,067,660

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand Deposits	$208,028	$308	0.59%	$168,690	$357	0.85%
Savings Deposits	429,170	780	0.73	425,240	1,430	1.35
Certificates of Deposit	747,208	5,361	2.88	657,105	7,984	4.87

Total Interest-Bearing Deposits	1,384,406	6,449	1.87	1,251,035	9,771	3.13
Short-Term Borrowings	137,475	385	1.12	123,207	527	1.72
Federal Home Loan Bank Advances	232,077	2,216	3.83	289,490	3,098	4.29
Trust Preferred Securities	12,460	226	7.24	--	--	--

Total Interest-Bearing Liabilities	1,766,418	9,276	2.11	1,663,732	13,396	3.23
Non-Interest-Bearing Demand Deposits	203,461			148,288
Other Liabilities	40,370			39,635
Shareholders' Equity	224,986			216,005

Total Liabilities and Shareholders' Equity	$2,235,235			$2,067,660

Net Interest Income/Spread		$20,250	3.52%		$18,473	3.27%

Net Interest Margin			3.86%			3.76%

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Six Months Ended
	June 30, 2003			June 30, 2002
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$4,375	$29	1.33%	$--	$--	-%
Federal Funds Sold	401	3	1.66	2,171	15	1.41
Securities Available for Sale	155,609	3,892	5.00	147,573	4,415	5.98
FHLB and FRB Stock	24,745	668	5.40	22,491	683	6.07
Loans
Business	577,177	14,841	5.19	453,759	12,889	5.73
Consumer	672,860	22,526	6.72	678,080	25,966	7.68
Residential Mortgage	300,140	8,315	5.54	281,823	9,454	6.71
Single-Family Construction	208,660	4,915	4.75	224,876	5,925	5.31
Commercial Real Estate	156,852	4,479	5.74	127,230	4,137	6.54

Total Loans	1,915,689	55,076	5.78	1,765,768	58,371	6.64

Total Earning Assets	2,100,819	59,668	5.70	1,938,003	63,484	6.58
Other Assets	135,098			105,688

Total Assets	$2,235,917			$2,043,691

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand Deposits	$197,961	$598	0.61%	$157,129	$646	0.83%
Savings Deposits	432,967	1,787	0.83	436,126	2,998	1.39
Certificates of Deposit	721,236	11,455	3.20	642,311	16,328	5.13

Total Interest-Bearing Deposits	1,352,164	13,840	2.06	1,235,566	19,972	3.26
Short-Term Borrowings	136,427	772	1.14	109,418	922	1.70
Federal Home Loan Bank Advances	270,999	4,817	3.58	294,635	6,923	4.74
Trust Preferred Securities	12,133	448	7.38	--	--	--

Total Interest-Bearing Liabilities	1,771,723	19,877	2.26	1,639,619	27,817	3.42
Non-Interest-Bearing Demand Deposits	198,730			147,438
Other Liabilities	40,518			42,890
Shareholders' Equity	224,946			213,744

Total Liabilities and Shareholders' Equity	$2,235,917			$2,043,691

Net Interest Income/Spread		$39,791	3.44%		$35,667	3.16%

Net Interest Margin			3.80%			3.68%

Summary of Loan Loss Experience and Non-Performing Assets

        The second quarter 2003 provision for loan losses was $16,091,000, compared to $4,159,000 for the second quarter of 2002. The provision for loan losses for the first six months of 2003 was $22,328,000 compared to $6,769,000 for the same period last year. The significant increase in the provision in the second quarter of 2003 compared to the second quarter of 2002 resulted from loan charge-offs totaling $15,444,000 in the second quarter of 2003 relating to two commercial loan clients. Of these charge-offs, $2,000,000 had been previously provided. A significant portion of the loan charge-offs resulted from a large contractor who experienced severe cash flow difficulty and whose loans were placed on non-accrual status and charged down to expected liquidation value in the second quarter of 2003. The balance of the charge-offs reflects the completion of management’s review of the under-collateralized loan issue in one of the Bank’s out-of-state construction loan offices which was previously disclosed and preliminarily provided for during the first quarter of 2003.

        The first quarter 2003 provision for loan losses was impacted by two major factors. The first was the further deterioration of a loan to a business client in a construction-related industry identified as non-performing in the fourth quarter of 2002. The second factor was the identification of the under-collateralization of a single-family home builder’s loans in an out-of-state construction loan office which was discussed above.

        Net loan charge-offs for the second quarter of 2003 were $18,022,000 compared to $4,999,000 for the second quarter of 2002. Net loan charge-offs for the six months ended June 30, 2003 were $22,259,000, compared to $6,551,000 for the same period last year. Included in net charge-offs for the second quarter of 2003 were the charge-offs of the two commercial loan clients discussed above and a $1,500,000 charge-off on the loan to the business client in a construction-related industry discussed above which had previously been provided. A charge-off of $2,547,000 was taken on this loan in the first quarter of 2003. Consumer loan net charge-offs were $901,000 for the second quarter of 2003 compared to $1,737,000 for the second quarter of 2002. Consumer loan net charge-offs for the first six months of 2003 were $2,365,000 compared to $3,007,000 for the same period in 2002.

Loan Charge-Offs and Recoveries
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Allowance for Loan Losses at Beginning of Period	$48,178	$38,193	$44,469	$37,135
Charge-Offs
Business	13,889	3,217	16,636	3,525
Consumer	1,135	2,023	2,785	3,406
Residential Mortgage	29	20	110	20
Single-Family Construction	3,640	71	3,923	71
Commercial Real Estate	22	52	22	62

Total Charge-Offs	18,715	5,383	23,476	7,084
Recoveries
Business	328	70	639	71
Consumer	234	286	420	399
Residential Mortgage	7	--	7	--
Single-Family Construction	124	15	151	49
Commercial Real Estate	--	13	--	14

Total Recoveries	693	384	1,217	533

Net Charge-Offs	18,022	4,999	22,259	6,551
Provision for Loan Losses	16,091	4,159	22,328	6,769
Allowance Related to Bank Acquired	--	--	1,709	--

Allowance for Loan Losses at End of Period	$46,247	$37,353	$46,247	$37,353

Net Charge-Offs to Average Loans (Annualized)	3.77%	1.12%	2.34%	0.74%
Allowance for Loan Losses to Loans at End of Period	2.43	2.06
Allowance for Loan Losses to Non-Performing Loans at End of Period	119.57	108.83

        Non-performing assets at June 30, 2003 were $44,150,000, or 2.31 percent of loans and other real estate owned (“OREO”), compared with $51,756,000, or 2.80 percent of loans and OREO at December 31, 2002, and $42,037,000, or 2.31 percent of loans and OREO at June 30, 2002.

         Non-performing business loans totaled $11,448,000 on June 30, 2003 compared to $21,769,000 on December 31, 2002, a decrease of $10,321,000. Charge-offs on a construction-related business loan in the first and second quarters of 2003, as discussed above, account for $4,047,000 of this decrease. The remaining decrease is a result of payments received and nominal charge-offs on other non-performing business loans partially offset by the addition of the remaining balance of $1,566,000 on the large contractor discussed above. Non-performing single-family construction loans totaled $8,833,000 on June 30, 2003 compared to $4,286,000 on December 31, 2002, an increase of $4,547,000. The remaining balance of $6,030,000 on the under-collateralized loan of an out-of-state builder discussed above accounts for this increase. This increase was partially offset by payoffs on other non-performing single-family construction loans. Non-performing commercial real estate loans totaled $5,440,000 on June 30, 2003 compared to $2,059,000 on December 31, 2002, an increase of $3,381,000. This increase includes the remaining balance of $680,000 on the commercial real estate portion of the loan to the out-of-state builder discussed above and one additional commercial real estate loan which became non-performing in the first quarter of 2003. Non-performing consumer loans totaled $10,238,000 on June 30, 2003, compared to $12,498,000 on December 31, 2002, a decrease of $2,260,000. Other real estate owned totaled $5,473,000 on June 30, 2003 compared to $8,670,000 on December 31, 2002, a decrease of $3,197,000.

        The Bank maintains an allowance for loan losses in an amount adequate to absorb the probable losses inherent in the loan portfolio. An analysis of the adequacy of the allowance is completed each quarter and reviewed and approved by a committee of the Board of Directors. First Indiana has engaged an independent evaluation firm to examine the Bank’s commercial loan portfolio in detail with regard to its internal loan grading and documentation and to deliver a written report to the Board of Directors during the third quarter of 2003. Based on the information available at this date, management believes the allowance is adequate for losses inherent in the loan portfolio at June 30, 2003.

Non-Performing Assets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	June 30, 2003	December 31, 2002	June 30, 2002
Non-Performing Loans
Non-Accrual Loans
Business	$10,966	$20,234	$6,310
Consumer	8,323	9,405	12,118
Residential Mortgage	2,718	2,474	3,773
Single-Family Construction	8,833	4,286	5,116
Commercial Real Estate	5,440	2,059	3,127

Total Non-Accrual Loans	36,280	38,458	30,444

Accruing Loans Past Due 90 Days or More
Business	482	1,535	1,148
Consumer	1,915	3,093	2,683
Single-Family Construction	--	--	48

Total Accruing Loans Past Due 90 Days or More	2,397	4,628	3,879

Total Non-Performing Loans	38,677	43,086	34,323
Other Real Estate Owned, Net	5,473	8,670	7,714

Total Non-Performing Assets	$44,150	$51,756	$42,037

Non-Performing Loans to Loans at End of Period	2.03%	2.34%	1.90%
Non-Performing Assets to Loans and OREO
at End of Period	2.31	2.80	2.31

Non-Interest Income

        Total non-interest income was $12,534,000 for the three months ended June 30, 2003, compared with $11,955,000 for the same period in 2002. Included in second quarter 2003 non-interest income is $252,000 from the MetroBanCorp acquisition. For the six months ended June 30, 2003 and 2002, total non-interest income was $26,453,000 and $24,449,000. Included in non-interest income for the six months ended June 30, 2003 is $539,000 from the MetroBanCorp acquisition.

        Loan and deposit charges increased 17 percent to $4,547,000 in the second quarter of 2003 compared to $3,897,000 in the second quarter of 2002. For the six months ended June 30, 2003 and 2002, loan and deposit charges were $8,807,000 and $7,407,000, an increase of 19 percent. The growth from the first and second quarters of 2002 was in returned check charges, debit card fees, service charges on demand and savings accounts, and account analysis fees from business demand accounts in addition to loan and deposit fees from the MetroBanCorp acquisition.

        Loan servicing income in the second quarter of 2003 was a loss of $168,000 compared to income of $203,000 in the second quarter 2002. Loan servicing income for the first six months of 2003 was a loss of $265,000, compared to income of $434,000 for the same period in 2002. Increasing residential and home equity loan prepayment rates reduced loan servicing fees and increased impairment in capitalized loan servicing rights when comparing first and second quarter 2003 results to the comparable periods of 2002.

        FirstTrust Indiana’s fees totaled $709,000 in the second quarter and $1,435,000 in the first six months of 2003, an increase of 8 percent compared to the same periods last year. The Bank’s investment advisory and trust division had assets under management at June 30, 2003 of $808,147,000, compared to $658,357,000 at December 31, 2002 and $664,657,000 at June 30, 2002. The increase in trust fees and assets under management for the first six months of 2003 compared to the same period last year was the result of successful efforts in developing personal trust and agency investment management relationships.

        Somerset fees for the second quarter 2003 were $2,531,000 compared to $2,539,000 for the second quarter 2002. Somerset fees for the first six months of 2003 increased 6 percent to $7,230,000 from $6,822,000 for the same period of 2002. The increase was due to higher fees in the first quarter of 2003 compared to the same period of 2002 and was primarily the result of an increase in the number of services provided to existing clients, and to a lesser extent, the addition of new clients. Somerset historically generates strong first quarter fees from year-end audit and tax preparation services.

        Investment and insurance product sales commissions, generated by the Bank’s subsidiary First Indiana Investor Services, decreased 48 percent to $486,000 in the second quarter of 2003 from $927,000 in the second quarter of 2002. For the six months ended June 30, 2003, fees were $834,000 compared to $1,535,000 for the same period of 2002, a decrease of 46 percent. Investment and insurance product sales fell in the first and second quarters of 2003 compared to the same periods a year ago, largely the result of the lower interest rate environment and the continued uncertainty of the equity markets. Commission revenue also fell due to lower commission rates received on new product sales.

        Gain on the sale of loans in the second quarter of 2003 increased 41 percent to $2,895,000 from $2,052,000 for the same quarter last year. Gain on sale of loans was $5,368,000 for the first six months of 2003, compared to $3,933,000 for the first six months of last year, an increase of 36 percent. Consumer loans sold in the second quarter of 2003 totaled $91,022,000 compared to $65,001,000 in the second quarter of 2002. For the six months ended June 30, 2003 and 2002, consumer loans sold totaled $171,226,000 and $137,297,000. Gain on the sale of loans for the first six months of 2003 compared to the same period of 2002 increased due to better pricing along with a higher volume of sales.

        Other income in the second quarter of 2003 was $904,000 compared to $667,000 in the second quarter of 2002. For the first six months of 2003 other income was $1,818,000 compared to $1,370,000 for the first six months of 2002. Included in other income in the first quarter of 2003 is a $114,000 gain on the sale of a branch building and land. In addition, ancillary residential and consumer loan servicing fees and residential broker fees increased in the three and six months ended June 30, 2003 when compared to the same periods of 2002.

        In the second quarter of 2002, the Corporation sold $10,000,000 of securities available for sale for a net gain of $223,000.

Non-Interest Expense

        Non-interest expense for the three months ended June 30, 2003 was $19,661,000 compared to $15,293,000 for the same period in 2002, an increase of 29 percent. For the six months ended June 30, 2003, non-interest expense was $39,420,000 compared to $32,383,000 for the same period in 2002. Included in non-interest expense for the three and six months ended June 30, 2003, was $1,499,000 and $2,750,000 from the MetroBanCorp acquisition. Approximately $300,000 in expenses in the first six months of 2003 were directly associated with the integration of MetroBanCorp.

        Salaries and benefits for the second quarter of 2003 were $11,378,000 compared to $8,616,000 for the second quarter of 2002. For the six months ended June 30, 2003, salaries and benefits were $23,541,000 compared to $18,653,000 for the same period in 2002. Salary expense was $9,201,000 in the second quarter of 2003 and $7,012,000 for the second quarter of 2002, an increase of 31 percent. For the six months ended June 30, 2003, salary expense was $19,046,000 compared to $15,198,000 for the same period of 2002. Management incentive bonus expense, which is included in salary expense, was significantly reduced in the first six months of 2002. The management incentive bonus accrual was reduced in the second quarter of 2003, however, to a lesser extent than last year. In addition, along with normal salary increases, salary expense grew in 2003 due to the addition of the MetroBank staff and staffing increases in the community bank, Somerset, and consumer finance bank segments. Employee benefits expense was $2,177,000 for the second quarter of 2003 and $1,604,000 for the second quarter of 2002. For the six months ended June 30, 2003, employee benefits expense was $4,495,000 compared to $3,455,000 for the same period of 2002. The increases in 2003 consisted largely of increased pension, group insurance, and payroll tax expenses.

        Net occupancy expense in the second quarter of 2003 increased 19 percent to $1,243,000 from $1,041,000 in the second quarter of 2002. Net occupancy expense for the first six months of 2003 increased 18 percent to $2,392,000 from $2,021,000 for the comparable period of 2002. These increases are due to normal increases in rental expense, rental expense for new and acquired branch facilities, and related increases in utilities, depreciation, and maintenance expenses.

        Equipment expense for the second quarter of 2003 totaled $1,684,000 compared to $1,555,000 for the second quarter of 2002, an increase of 8 percent. For the six months ended June 30, 2003, equipment expense was $3,357,000 compared to $3,144,000 for the same period in 2002, an increase of 7 percent. These increases were largely related to the MetroBanCorp acquisition.

        Professional services expense in the second quarter of 2003 was $1,374,000 compared to $1,025,000 for the second quarter of 2002. For the six months ended June 30, 2003, professional services expense was $2,463,000, compared to $2,096,000 for the same period of 2002. These increases are primarily due to increased legal and other professional expenses associated with loan delinquencies and foreclosures in 2003.

        Marketing expense was $629,000 for the second quarter of 2003 compared to $494,000 for the second quarter of 2002, an increase of 27 percent. For the six months ended June 30, 2003, marketing expense was $1,246,000 compared to $1,153,000 for the same period of 2002, an increase of 8 percent. In the second quarter of 2002, marketing expense was reduced as part of an overall expense control effort.

        Telephone, supplies, and postage expense in the second quarter of 2003 was $958,000 compared to $893,000 for the same period of 2002, an increase of 7 percent. For the six months ended June 30, 2003, telephone, supplies, and postage expense was $2,002,000 compared to $1,672,000 for the same period of 2002, an increase of 20 percent. The chief increase in 2003 was additional expenses for the former MetroBank retail branches. In addition, postage expense reflects an increase in postage rates and the impact of additional courier pickups at the Bank’s retail branches.

        Other intangible asset amortization in the first three and six months of 2003 was $184,000 and $368,000, respectively. In the first quarter of 2003, First Indiana established a core deposit intangible and non-compete agreement intangible related to the purchase of MetroBanCorp. The amortization of these intangibles commenced in the first quarter of 2003.

        Other non-interest expense in the second quarter of 2003 increased 33 percent to $2,211,000 from $1,669,000 in the second quarter of 2002. For the six months ended June 30, 2003, other non-interest expense increased 11 percent to $4,051,000 from $3,644,000 for the same period of 2002. The Corporation’s efficiency ratio was 59.97 percent for the second quarter of 2003, compared to 50.26 percent for the second quarter of 2002. For the first six months of 2003, the Corporation’s efficiency ratio was 59.51 percent compared to 53.87 percent for the first six months of 2002.

Financial Condition

        Total assets at June 30, 2003 were $2,250,394,000, an increase of $125,180,000 from $2,125,214,000 at December 31, 2002 and an increase of $153,056,000 from $2,097,338,000 at June 30, 2002. The purchase of Carmel, Indiana-based MetroBanCorp through a merger on January 13, 2003 added approximately $196,000,000 to total assets in the first quarter of 2003. The increase in assets due to the acquisition of MetroBanCorp was partially offset by the use of cash for the acquisition, as well as by prepayment activity in consumer loans as discussed below.

         Loans outstanding were $1,903,850,000 at June 30, 2003, compared to $1,810,094,000 one year ago. Excluding loans acquired in the MetroBanCorp merger, total loans at June 30, 2003 decreased 1 percent from loans one year earlier. Business loans increased to $594,909,000 at June 30, 2003, compared with $495,427,000 one year ago, a 20 percent increase. Excluding loans acquired through the MetroBanCorp merger, business loans outstanding at June 30, 2003 increased 4 percent over June 30, 2002. Consumer loans outstanding totaled $638,982,000 at June 30, 2003, compared to $672,972,000 one year earlier. Excluding loans acquired through the MetroBanCorp merger, consumer loans declined 9 percent from June 30, 2002, reflecting prepayment activity. Residential mortgage loans outstanding at June 30, 2003 totaled $298,789,000, compared to $278,505,000 one year earlier. Excluding loans acquired through the MetroBanCorp merger, residential mortgage loans increased 7 percent from June 30, 2002. While the Bank decided to de-emphasize the traditional mortgage banking business in 1999, there remains a need within the Bank’s loan portfolio for credit and yield diversification. Consequently, in light of the strong residential mortgage loan prepayments during 2002, the Bank pursued a strategy of maintaining a level of diversification by originating and purchasing these loans. In the second quarter of 2003, the Bank originated $12,632,000 and purchased $19,315,000 in fixed and adjustable rate residential mortgage loans. For the first six months of 2003, the Bank originated $20,329,000 and purchased $44,055,000 in fixed and adjustable rate residential mortgage loans. During the full year 2002, the Bank originated $23,346,000 and purchased $142,492,000 in primarily adjustable rate residential mortgage loans.

        First Indiana’s core demand and savings deposits increased 20 percent to $893,166,000 on June 30, 2003 from $744,823,000 at June 30, 2002. This increase resulted partially from the MetroBanCorp acquisition. Demand deposits were $465,594,000 at June 30, 2003, compared to $330,242,000 a year ago. Savings deposits were $427,572,000 at June 30, 2003 compared to $414,581,000 a year ago. Excluding MetroBanCorp deposits, demand deposits increased 29 percent over June 30, 2002 balances, while savings deposits declined 7 percent for the same period. Certificates of deposit were $652,418,000 at June 30, 2003, compared to $580,312,000 at December 31, 2002 and $638,725,000 at June 30, 2002. Of the $72,106,000 certificates of deposit growth in the first six months of 2003, approximately $55,700,000 represented deposits acquired through the merger with MetroBanCorp. The remainder of this growth reflected the increased levels of short-term negotiable certificates of deposit that were used in lieu of short-term borrowings and short-term Federal Home Loan Bank (“FHLB”) advances.

        Short-term borrowings decreased to $150,832,000 at June 30, 2003 compared with $170,956,000 at December 31, 2002. Short-term borrowings were $143,142,000 at June 30, 2002. FHLB advances totaled $278,550,000 at June 30, 2003, compared with $346,532,000 at December 31, 2002 and $319,538,000 at June 30, 2002. In the second quarter of 2003, the Corporation issued $12,000,000 in trust preferred securities to be used for general corporate liquidity needs. Trust preferred securities were $23,578,000 at June 30, 2003 and $11,797,000 at December 31, 2002. At June 30, 2002, there were no trust preferred securities outstanding.

Capital

        At June 30, 2003, shareholders’ equity was $217,541,000, or 9.67 percent of total assets, compared with $221,211,000, or 10.41 percent, at December 31, 2002 and $218,063,000, or 10.40 percent, at June 30, 2002. Shareholders’ equity as a percentage of total assets decreased in the first half of 2003 primarily due to the assets acquired through the merger with MetroBanCorp. Shareholders’ equity as a percentage of total assets also decreased in the first half of 2003 due to the decrease in shareholders’ equity. For the first six months of 2003, dividends paid to shareholders exceeded earnings by $2,133,000. Net purchases and redemptions of common stock also decreased shareholders’ equity during this period by $1,348,000.

        The Corporation paid a quarterly dividend of $0.165 per common share on June 16, 2003 to shareholders of record as of June 6, 2003. This reflects a 3.1 percent increase from the quarterly dividend of $0.160 per share in 2002.

        First Indiana Corporation is subject to capital requirements and guidelines imposed on bank holding companies by the Federal Reserve Board. First Indiana Bank is subject to capital requirements and guidelines imposed on national banks by the Office of the Comptroller of the Currency. The Corporation and the Bank are required by their respective regulators to maintain minimum capital ratios. The Federal Deposit Insurance Corporation Improvement Act of 1999 (“FDICIA”) established ratios and guidelines for banks to be considered “well-capitalized.” These capital requirements establish higher capital standards for banks and bank holding companies that assume greater risks. For this purpose, assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk ascribed to such assets or commitments. The Corporation’s trust preferred securities are included in its Tier 1 capital and total capital.

        The following table shows the Corporation’s and the Bank’s capital levels and compliance with all capital requirements at June 30, 2003. Additionally, the Bank exceeds the capital levels set by FDICIA for a bank to be considered well-capitalized.

(Dollars in Thousands)

	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2003
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$195,341	8.90%	$87,750	4.00%	N/A	N/A
First Indiana Bank	174,720	8.00	87,340	4.00	$109,175	5.00%
Tier 1 Capital (to Risk-Weighted Assets)
First Indiana Corporation	$195,341	9.80%	$79,699	4.00%	N/A	N/A
First Indiana Bank	174,720	8.81	79,341	4.00	$119,012	6.00%
Total Capital (to Risk-Weighted Assets)
First Indiana Corporation	$220,510	11.07%	$159,398	8.00%	N/A	N/A
First Indiana Bank	199,779	10.07	158,683	8.00	$198,354	10.00%

        The Corporation’s leverage ratio was 8.90 percent at June 30, 2003, compared to 10.10 percent at December 31, 2002 and 9.79 percent at June 30, 2002. The Corporation’s Tier 1 capital to risk-weighted assets was 9.80 percent at June 30, 2003, compared to 11.26 percent at December 31, 2002 and 10.42 percent at June 30, 2002. The Corporation’s total capital to risk-weighted assets was 11.07 percent at June 30, 2003, compared to 12.52 percent at December 31, 2002 and 11.67 percent at June 30, 2002. In June 2003, the Corporation, through a wholly-owned subsidiary First Indiana Capital Statutory Trust II, issued $12,000,000 of trust preferred securities to fund general corporate liquidity needs. Together with the trust preferred securities issued in October 2002, the total amount of these securities equals $24,000,000. These trust preferred securities qualify as Tier 1 capital of the Corporation and are a primary reason for the increase in the Corporation’s capital ratios from June 30, 2002 to December 31, 2002. The decrease in the Corporation’s capital ratios from December 31, 2002 to June 30, 2003 is primarily the result of goodwill and other intangible assets totaling $28,845,000 acquired in the merger of MetroBanCorp. Goodwill and other intangible assets are deducted from capital when calculating the regulatory capital ratios. Capital ratios from December 31, 2002 to June 30, 2003 also decreased due to a $3,670,000 net decrease in shareholders’ equity. For the first six months of 2003, dividends paid to shareholders exceeded earnings by $2,133,000. Net purchases and redemption of common stock also decreased shareholders’ equity in the first six months of 2003 by $1,348,000. Partially offsetting these decreases in capital was the addition to Tier 1 capital of the trust preferred securities issued in the second quarter of 2003.

Liquidity

        First Indiana Corporation conducts its business through subsidiaries. The main sources of funds for the Corporation are dividends from the Bank and a $10,000,000 line of credit with a commercial bank. The Corporation has no significant assets other than its investments in the Bank and Somerset. In the fourth quarter of 2002, the Corporation, through a wholly-owned subsidiary First Indiana Capital Trust I, issued $12,000,000 of trust preferred securities to partially fund the purchase of MetroBanCorp in January 2003. In the second quarter of 2003, the Corporation, through a wholly-owned subsidiary First Indiana Capital Statutory Trust II, issued $12,000,000 of trust preferred securities to provide additional liquidity.

        The Bank’s primary source of funds is deposits, which were $1,545,584,000 at June 30, 2003, $1,339,204,000 at December 31, 2002, and $1,383,548,000 at June 30, 2002. The Bank also relies on FHLB advances, repurchase agreements, loan payments, loan payoffs, and sale of loans as sources of funds. Although the Bank continues to rely on core deposits as its chief source of funds, the use of borrowed funds, including FHLB advances, continues to be an important component of the Bank’s liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Bank’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

        The Bank’s primary use of funds is the funding of loans, which totaled $1,903,850,000 at June 30, 2003, $1,837,633,000 at December 31, 2002, and $1,810,094,000 at June 30, 2002. In addition, the Bank invests in federal funds sold and securities available for sale.

        First Indiana Bank maintains back up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit. Due to certain performance targets in the back up facilities not being met the Bank will pledge additional collateral totaling approximately $31,000,000 by the end of the third quarter 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability Management

        First Indiana engages in rigorous, formal asset/liability management, with objectives to manage interest rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. The management of interest rate risk entails the control, within acceptable limits, of the impact on earnings caused by fluctuating interest rates and changing rate relationships. In this process, management uses an internal earnings simulation model to identify and measure interest rate sensitivity. The Asset/Liability Committee (“ALCO”) reviews the earnings impact of various changes in interest rates each month and manages the risk to maintain an acceptable level of change in net interest income. The Board of Directors also reviews this information on a quarterly basis.

        The Corporation’s success is largely dependent upon its ability to manage interest rate risk, which is defined as the exposure of the Corporation’s net interest income, net earnings, and equity to changes in interest rates. ALCO is responsible for managing interest rate risk, and the Corporation has established acceptable limits for interest rate exposure, which are reviewed monthly. The Corporation uses a model that measures interest rate sensitivity to determine the impact on net interest income and equity of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposit, estimated borrowing needs, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest rate sensitive instruments that are held to maturity or available for sale. The Corporation has no trading assets. Based on the information and assumptions in effect at June 30, 2003, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 4.6 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 6.1 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results.

        The Corporation also monitors interest rate sensitivity using traditional gap analysis. Gap analysis is a static management tool used to identify mismatches in the repricing of assets and liabilities within specified periods of time. It is a static indicator and does not attempt to predict the net interest income of a dynamic business in a rapidly changing environment. Significant adjustments may be made when the interest rate outlook changes. At June 30, 2003, First Indiana’s six-month and one-year cumulative gaps stood at a positive 15.53 percent and a positive 17.58 percent of total interest-earning assets. This compares with a positive 12.11 percent and a positive 17.30 percent at December 31, 2002.

        The following table shows First Indiana’s interest rate sensitivity at June 30, 2003 and December 31, 2002.

(Dollars in Thousands)

	Rate	Balance	Percent of Total	Within 180 Days	Over 180 Days to One Year	Over One Year to Five Years	Over Five Years
Interest-Earning Assets
Interest-Bearing Due from Banks	1.35%	$8,949	0.43%	$8,949	$--	$--	$--
Federal Funds Sold	-	--	-	--	--	--	--
Securities Available for Sale	4.90	155,024	7.41	24,699	31,268	92,937	6,120
FHLB / FRB Stock	5.55	25,097	1.20	--	--	--	25,097
Loans (1)
Business	4.78	594,909	28.42	503,718	17,234	73,957	--
Consumer	6.63	638,982	30.53	418,426	50,029	159,443	11,084
Residential Mortgage	5.46	298,789	14.28	116,176	85,868	85,703	11,042
Single-Family Construction	4.60	203,735	9.73	183,360	10,187	10,188	--
Commercial Real Estate	5.41	167,435	8.00	126,396	2,978	24,123	13,938

	5.47	$2,092,920	100.00%	1,381,724	197,564	446,351	67,281

Interest-Bearing Liabilities
Deposits
Demand Deposits (2)	0.53	$212,023	12.15%	55,598	--	--	156,425
Savings Deposits (2)	0.69	427,572	24.51	369,900	1,491	11,927	44,254
Certificates of Deposit Under $100,000	3.52	329,205	18.87	115,763	86,015	127,179	248
Certificates of Deposit $100,000 or Greater	2.36	323,213	18.52	206,628	40,196	76,242	147

	1.80	1,292,013	74.05	747,889	127,702	215,348	201,074
Borrowings
Short-Term Borrowings	1.17	150,832	8.64	150,832	--	--	--
FHLB Advances	3.45	278,550	15.96	158,000	27,000	62,916	30,634
Trust Preferred Securities	6.90	23,578	1.35	--	--	23,578	--

	1.99	1,744,973	100.00%	1,056,721	154,702	301,842	231,708

Net - Other (3)		347,947					347,947

Total		$2,092,920		1,056,721	154,702	301,842	579,655

Rate Sensitivity Gap				$325,003	$42,862	$144,509	$(512,374)

June 30, 2003 - Cumulative Rate Sensitivity Gap				$325,003	$367,865	$512,374

Percent of Total Interest-Earning Assets				15.53%	17.58%	24.48%

December 31, 2002 - Cumulative Rate Sensitivity Gap				$241,982	$345,783	$468,200

Percent of Total Interest-Earning Assets				12.11%	17.30%	23.43%

(1)	The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable-rate loans is based on the earliest repricing date for each loan. Included in consumer loans are $53.1 million of consumer loans held for sale.

(2)	A portion of these deposits has been included in the Over Five Years category to reflect management’s assumption that these accounts are not rate-sensitive. This assumption is based upon the historic trends on these types of deposits experienced through periods of significant increases and decreases in interest rates with minimal changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.

(3)	Net – Other is the excess of non-interest-bearing liabilities and capital over non-interest-earning assets.

Item 4. Controls and Procedures

        Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the Corporation's reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this Report on Form 10-Q, First Indiana evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer. The evaluation of First Indiana’s disclosure controls and procedures included a review of the controls’ objectives and design, First Indiana’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. Included as exhibits to this Quarterly Report are “Certifications” of First Indiana’s Chief Executive Officer and Chief Financial Officer in accordance with Rule 13a-14 of the Securities Exchange Act of 1934. This Controls and Procedures section of the Quarterly Report includes the information concerning the controls evaluation referred to in Rule 13a-14, and it should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

        First Indiana’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Corporation’s disclosure controls and procedures will prevent all errors. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

        As disclosed in the Form 10-Q for the quarter ended March 31, 2003, in the course of its evaluation of disclosure controls and procedures, management determined that First Indiana’s internal controls over property inspections and the Bank’s disbursement of funds in connection with its construction lending activities should be strengthened. In the second quarter, management implemented the following changes to improve communication of the independent inspection policy and management oversight of First Indiana’s inspections and disbursements of construction loans. All construction loan offices now have independent inspectors in place. Further, policies were revised to specifically define the criteria and documentation requirements for inspections, appraisals, and disbursements. Finally, management has centralized the inspection and disbursement functions in Indianapolis.

        First Indiana’s management will continue to evaluate the effectiveness of disclosure controls and procedures on an ongoing basis and will take further action as appropriate. In particular, based upon the written report to be delivered to the Board of Directors in the third quarter of 2003 by the independent evaluation firm regarding First Indiana’s internal loan grading and documentation process, First Indiana may modify its controls and procedures relating to commercial loans.

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

10

Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed its Indenture dated as of June 26, 2003 as an exhibit. The Registrant hereby agrees to furnish a copy of this Indenture to the Commission upon request.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(i)	On April 2, 2003, a Form 8-K was filed related to the announcement of a conference call to be held Wednesday, April 16, 2003.

(ii)	On April 15, 2003, a Form 8-K was filed related to the announcement of earnings and other financial data for the three months ended March 31, 2003.

(iii)	On April 18, 2003, a Form 8-K was filed related to the earnings conference call held on April 16, 2003.

(iv)	On April 18, 2003, a Form 8-K was filed related to the announcement of the declaration of a quarterly dividend.

(v)	On June 11, 2003, a Form 8-K was filed related to a slide presentation given to various investor groups on June 11, 2003.

(vi)	On July 3, 2003, a Form 8-K was filed related to the announcement of a conference call to be held Wednesday, July 16, 2003.

(vii)	On July 9, 2003, a Form 8-K was filed related to the announcement of a change in the date of a conference call to be held Thursday, July 17, 2003.

(viii)	On July 16, 2003, a Form 8-K was filed related to the announcement of earnings and other financial data for the three and six months ended June 30, 2003.

(ix)	On July 16, 2003, a Form 8-K was filed related to the announcement of the early retirement of Owen B. Melton, Jr., effective December 31, 2003.

(x)	On July 17, 2003, a Form 8-K was filed related to the announcement of the declaration of a quarterly dividend.

(xi)	On July 21, 2003, a Form 8-K was filed related to the earnings conference call held on July 17, 2003.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Indiana Corporation

August 13, 2003	/s/ Owen B. Melton, Jr. Owen B. Melton, Jr. President

August 13, 2003	/s/William J. Brunner William J. Brunner Chief Financial Officer (Principal Financial Officer)