Form 10-Q
period 2003-09-30
FIRST INDIANA CORP
filed 2003-11-12
CIK 789670

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act). Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares

Common Stock, par value $0.01 per share	Outstanding at 10/31/2003
15,597,414

FIRST INDIANA CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	September 30 2003	December 31 2002	September 30 2002
Assets
Cash	$63,111	$76,050	$65,088
Interest-Bearing Due from Banks	7,346	--	--

Cash and Cash Equivalents	70,457	76,050	65,088
Securities Available for Sale	208,092	138,457	143,252
Federal Home Loan Bank and Federal Reserve Bank Stock	25,377	22,491	22,491
Loans
Business	551,398	501,213	515,478
Consumer	624,287	666,150	671,292
Residential Mortgage	289,034	311,324	292,276
Single-Family Construction	196,728	212,772	222,679
Commercial Real Estate	163,861	146,174	145,779

Total Loans	1,825,308	1,837,633	1,847,504
Allowance for Loan Losses	(57,498)	(44,469)	(38,349)

Net Loans	1,767,810	1,793,164	1,809,155
Premises and Equipment	25,884	21,528	20,645
Accrued Interest Receivable	9,072	10,771	11,177
Mortgage Servicing Rights	7,913	9,065	9,421
Goodwill	36,968	13,045	13,045
Other Intangible Assets	4,805	--	--
Other Assets	48,997	40,643	38,357

Total Assets	$2,205,375	$2,125,214	$2,132,631

Liabilities
Non-Interest-Bearing Deposits	$231,649	$180,389	$170,887
Interest-Bearing Deposits
Demand Deposits	223,055	179,751	159,881
Savings Deposits	407,217	398,752	395,811
Certificates of Deposit	655,685	580,312	688,209

Total Interest-Bearing Deposits	1,285,957	1,158,815	1,243,901

Total Deposits	1,517,606	1,339,204	1,414,788
Short-Term Borrowings	156,912	170,956	138,185
Federal Home Loan Bank Advances	256,511	346,532	319,532
Trust Preferred Securities	23,601	11,797	--
Accrued Interest Payable	1,957	2,290	2,631
Advances by Borrowers for Taxes and Insurance	3,467	1,820	5,909
Other Liabilities	34,537	31,404	28,045

Total Liabilities	1,994,591	1,904,003	1,909,090

Shareholders' Equity
Preferred Stock, $.01 Par Value: 2,000,000 Shares Authorized; None Issued	--	--	--
Common Stock, $.01 Par Value: 33,000,000 Shares Authorized; Issued: 2003 - 17,473,675 Shares; 2002 - 17,295,351 and 17,219,532 Shares	175	173	172
Capital Surplus	46,402	43,296	42,594
Retained Earnings	185,306	194,738	196,160
Accumulated Other Comprehensive Income	2,632	4,644	4,848
Treasury Stock at Cost: 2003 - 1,877,017 Shares;2002 - 1,754,891 and 1,680,730 Shares	(23,731)	(21,640)	(20,233)

Total Shareholders' Equity	210,784	221,211	223,541

Total Liabilities and Shareholders' Equity	$2,205,375	$2,125,214	$2,132,631

See Notes to Consolidated Financial Statements

Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Interest Income
Loans	$ 25,374	$ 29,577	$ 80,450	$87,948
Securities Available for Sale	1,976	2,079	5,868	6,494
Dividends on FRB and FHLB Stock	275	353	943	1,036
Federal Funds Sold	--	--	3	15
Interest-Bearing Due from Banks	14	--	43	--

Total Interest Income	27,639	32,009	87,307	95,493
Interest Expense
Deposits	5,796	8,726	19,636	28,698
Short-Term Borrowings	313	671	1,085	1,593
Federal Home Loan Bank Advances	2,350	3,211	7,167	10,134
Trust Preferred Securities	401	--	849	--

Total Interest Expense	8,860	12,608	28,737	40,425

Net Interest Income	18,779	19,401	58,570	55,068
Provision for Loan Losses	13,548	2,982	35,876	9,751

Net Interest Income After Provision for Loan Losses	5,231	16,419	22,694	45,317
Non-Interest Income
Loan and Deposit Charges	4,608	4,230	13,415	11,637
Loan Servicing Income (Expense)	(55)	(22)	(320)	412
Loan Fees	785	545	2,004	1,942
Trust Fees	777	637	2,212	1,965
Somerset Fees	2,248	1,864	9,478	8,686
Investment Product Sales Commissions	473	685	1,307	2,220
Sale of Loans	2,865	2,605	8,233	6,538
Sale of Investment Securities	--	--	7	223
Other	810	567	2,628	1,937

Total Non-Interest Income	12,511	11,111	38,964	35,560
Non-Interest Expense
Salaries and Benefits	12,841	9,526	36,382	28,179
Net Occupancy	1,163	1,060	3,555	3,081
Equipment	1,585	1,437	4,942	4,581
Professional Services	1,635	1,135	4,098	3,231
Marketing	684	518	1,930	1,671
Telephone, Supplies, and Postage	971	805	2,973	2,477
Other Intangible Asset Amortization	184	--	552	--
Other	2,328	2,286	6,379	5,930

Total Non-Interest Expense	21,391	16,767	60,811	49,150

Earnings (Loss) before Income Taxes	(3,649)	10,763	847	31,727
Income Taxes (Benefit)	(1,201)	3,921	290	11,606

Net Earnings (Loss)	$(2,448)	$ 6,842	$ 557	$20,121

Basic Earnings (Loss) Per Share	$ (0.16)	$ 0.44	$ 0.04	$ 1.30

Diluted Earnings (Loss) Per Share	$ (0.16)	$ 0.43	$ 0.04	$ 1.27

Dividends Per Common Share	$ 0.165	$ 0.160	$ 0.495	$ 0.480

See Notes to Consolidated Financial Statements

Condensed Consolidated Statement of Shareholders’ Equity
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Treasury	Total Shareholders'
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2002	15,540,460	$173	$43,296	$194,738	$4,644	$(21,640)	$221,211
Comprehensive Income:
Net Earnings	--	--	--	557	--	--	557
Unrealized Loss on Securities Available for Sale of $3,328, Net of Income Taxes and Reclassification Adjustment of $4, Net of Income Taxes	--	--	--	--	(2,012)	--	(2,012)

Total Comprehensive Income							(1,455)
Dividends on Common Stock - $0.495 per share	--	--	--	(7,711)	--	--	(7,711)
Exercise of Stock Options	66,099	--	700	--	--	--	700
Tax Benefit of Option Compensation	--	--	86	--	--	--	86
Common Stock Issued under Restricted Stock Plans - Net of Amortization	126,909	2	2,536	(2,278)	--	--	260
Common Stock Issued under Deferred Compensation Plan	--	--	(18)	--	--	--	(18)
Purchase of Treasury Stock	(126,975)	--	--	--	--	(2,123)	(2,123)
Reissuance of Treasury Stock	4,849	--	68	--	--	32	100
Redemption of Common Stock	(14,684)	--	(266)	--	--	--	(266)

Balance at September 30, 2003	15,596,658	$175	$46,402	$185,306	$2,632	$(23,731)	$210,784

See Notes to Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Nine Months Ended September 30
	2003	2002
Cash Flows from Operating Activities
Net Earnings	$557	$20,121
Adjustments to Reconcile Net Earnings to Net Cash Provided by
Operating Activities
Gain on Sale of Assets, Net	(8,240)	(6,761)
Amortization of Premium, Discount, and Intangibles, Net	1,821	992
Depreciation and Amortization of Premises and Equipment	2,175	1,917
Amortization of Net Deferred Loan Fees	1,076	693
Provision for Loan Losses	35,876	9,751
Origination of Loans Held For Sale, Net of Principal Collected	(278,284)	(157,081)
Proceeds from Sale of Loans Held for Sale	270,767	195,108
Tax Benefit of Option Compensation	86	303
Change In:
Accrued Interest Receivable	2,367	4,069
Other Assets	(13,327)	(4,503)
Accrued Interest Payable	(965)	(1,173)
Other Liabilities	425	(5,478)

Net Cash Provided by Operating Activities	14,334	57,958

Cash Flows from Investing Activities
Proceeds from Sale of Securities Available for Sale	12,650	10,223
Proceeds from Maturities of Securities Available for Sale	20,148	16,517
Purchase of Securities Available for Sale	(80,044)	(20,000)
Purchase of FHLB and FRB Stock	(136)	--
Principal Collected on Loans, Net of Originations	183,546	(74,235)
Proceeds from Sale of Loans	--	27,524
Purchase of Loans	(64,989)	(85,026)
Purchase of Premises and Equipment	(4,996)	(2,278)
Acquisition of Somerset, Net of Cash Acquired	(7)	(46)
Acquisition of MetroBanCorp, Net of Cash Acquired	14,699	--
Proceeds from Sale of Premises and Equipment	226	226

Net Cash Provided (Used) by Investing Activities	81,097	(127,095)

Cash Flows from Financing Activities
Net Change in Deposits	15,702	35,310
Repayment of Federal Home Loan Bank Advances	(646,122)	(407,115)
Borrowings of Federal Home Loan Bank Advances	547,000	430,000
Net Change in Short-Term Borrowings	(21,688)	17,103
Issuance of Trust Preferred Securities	11,760	--
Net Change in Advances by Borrowers for Taxes and Insurance	1,642	2,863
Stock Option Proceeds	434	1,325
Cash in Lieu of Fractional Shares	--	(11)
Deferred Compensation	(18)	--
Purchase of Treasury Stock	(2,123)	--
Reissuance of Treasury Stock	100	65
Dividends Paid	(7,711)	(7,462)

Net Cash Provided (Used) by Financing Activities	(101,024)	72,078

Net Change in Cash and Cash Equivalents	(5,593)	2,941
Cash and Cash Equivalents at Beginning of Year	76,050	62,147

Cash and Cash Equivalents at End of Period	$70,457	$65,088

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2003
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

Note 2 — Earnings Per Share

        Basic earnings (loss) per share for 2003 and 2002 were computed by dividing net earnings (loss) by the weighted average shares of common stock outstanding (15,590,021 and 15,576,745 for the three months ended September 30, 2003 and 2002 and 15,567,949 and 15,532,653 for the nine months ended September 30, 2003 and 2002). Diluted earnings (loss) per share for 2003 and 2002 were computed by dividing net earnings (loss) by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (15,590,021 and 15,851,161 for the three months ended September 30, 2003 and 2002 and 15,709,462 and 15,825,930 for the nine months ended September 30, 2003 and 2002). Dilution of the per-share calculation relates to stock options.

Note 3 — Stock Options

        First Indiana accounts for awards of stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost has been recognized in respect of stock option grants, except for deferred compensation expense in connection with certain Somerset options that was being amortized over the life of the respective options. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock option compensation.

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net Earnings (Loss), As Reported	$(2,448)	$6,842	$557	$20,121

Add: Stock option employee compensation expense included in reported net income, net of related tax effects	--	20	14	89

Deduct: Total stock option employee compensation expense determined under fair value based method for all awards, net of related tax effects	(205)	(220)	(623)	(676)

Pro Forma Net Earnings (Loss)	$(2,653)	$6,642	$(52)	$19,534

Basic Earnings (Loss) Per Share
As Reported	$(0.16)	$0.44	$0.04	$1.30
Pro Forma	(0.17)	0.43	0.00	1.26

Diluted Earnings (Loss) Per Share
As Reported	$(0.16)	$0.43	$0.03	$1.27
Pro Forma	(0.17)	0.42	0.00	1.23

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

Segment Reporting(1)
(Dollars in Thousands)

	Community Bank	Consumer Finance Bank	FirstTrust	Somerset	Treasury	Non-Segment	Third Quarter 2003 Consolidated Totals
Average Segment Assets	$1,848,073	$66,610	$597	$15,000	$245,706	$34,309	$2,210,295

Net Interest Income (Expense) (2)	16,260	927	(4)	10	2,582	(996)	18,779
Provision for Loan Losses	(13,548)	--	--	--	--	--	(13,548)
Non-Interest Income	5,773	3,551	777	2,253	29	128	12,511
Intangible Amortization	(184)	--	--	--	--	--	(184)
Other Non-Interest Expense	(11,175)	(2,210)	(567)	(2,736)	(507)	(4,012)	(21,207)
Intersegment Income (Expense) (3)	(2,326)	2,192	--	--	--	134	--

Earnings (Loss) before Income Tax	$(5,200)	$4,460	$206	$(473)	$2,104	$(4,746)	$(3,649)

	Community Bank	Consumer Finance Bank	FirstTrust	Somerset	Treasury	Non-Segment	Third Quarter 2002 Consolidated Totals
Average Segment Assets	$1,854,544	$36,264	$526	$14,003	$190,640	$8,242	$2,104,219

Net Interest Income (Expense) (2)	16,345	377	(4)	17	3,420	(754)	19,401
Provision for Loan Losses	(2,982)	--	--	--	--	--	(2,982)
Non-Interest Income	5,600	2,912	637	1,794	16	152	11,111
Other Non-Interest Expense	(9,826)	(2,142)	(468)	(2,425)	(347)	(1,559)	(16,767)
Intersegment Income (Expense) (3)	(2,631)	3,006	--	--	--	(375)	--

Earnings (Loss) before Income Tax	$6,506	$4,153	$165	$(614)	$3,089	$(2,536)	$10,763

	Community Bank	Consumer Finance Bank	FirstTrust	Somerset	Treasury	Non-Segment	YTD 2003 Consolidated Totals
Average Segment Assets	$1,889,681	$68,350	$554	$14,480	$222,593	$31,625	$2,227,283

Net Interest Income (Expense) (2)	48,099	2,560	(13)	31	10,135	(2,242)	58,570
Provision for Loan Losses	(35,876)	--	--	--	--	--	(35,876)
Non-Interest Income	16,774	10,020	2,212	9,517	68	373	38,964
Intangible Amortization	(552)	--	--	--	--	--	(552)
Other Non-Interest Expense	(33,770)	(6,410)	(1,756)	(8,124)	(1,300)	(8,899)	(60,259)
Intersegment Income (Expense) (3)	(7,048)	4,485	--	--	--	2,563	--

Earnings (Loss) before Income Tax	$(12,373)	$10,655	$443	$1,424	$8,903	$(8,205)	$847

	Community Bank	Consumer Finance Bank	FirstTrust	Somerset	Treasury	Non-Segment	YTD 2002 Consolidated Totals
Average Segment Assets	$1,814,386	$39,275	$525	$13,565	$175,410	$20,928	$2,064,089

Net Interest Income (Expense) (2)	46,772	1,275	(13)	38	8,569	(1,573)	55,068
Provision for Loan Losses	(9,751)	--	--	--	--	--	(9,751)
Non-Interest Income	14,585	9,631	1,965	8,651	299	429	35,560
Other Non-Interest Expense	(28,801)	(6,668)	(1,588)	(7,567)	(1,015)	(3,511)	(49,150)
Intersegment Income (Expense) (3)	(7,513)	8,742	--	--	--	(1,229)	--

Earnings (Loss) before Income Tax	$15,292	$12,980	$364	$1,122	$7,853	$(5,884)	$31,727

(1)	First Indiana implemented a new management reporting structure in the first quarter of 2003. Amounts shown for 2002 have been reclassified to reflect the change in management reporting format.

(2)	The net interest income amounts in the segment results reflect the actual interest income and expense from segment activities and amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.

(3)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are not included in the Corporation’s actual results.

Note 6 — Business Combination

        On January 13, 2003, First Indiana acquired Carmel, Indiana-based MetroBanCorp through a merger. MetroBanCorp was the holding company for MetroBank, with assets of $196,000,000 and seven offices in Carmel, Fishers, and Noblesville, Indiana. The acquisition was accounted for using the purchase method of accounting, and accordingly, the financial results of the acquired entity were included in First Indiana’s consolidated financial statements from the January 13, 2003 acquisition date. In the merger, MetroBanCorp shareholders received $17.00 in cash in exchange for each share of MetroBanCorp stock. The cost of the acquisition was approximately $37,500,000. Goodwill of $23,923,000, a core deposit intangible of $4,357,000, and a non-compete agreement intangible of $1,000,000 were recorded in connection with the merger. The weighted average life of the core deposit intangible and the non-compete agreement intangible are 7.2 years and 1.5 years, respectively. The weighted average life of these intangible assets in total is 6.1 years.

Note 7 — Mortgage Servicing Rights, Goodwill, and Other Intangible Assets

        The following table shows the change in the carrying amount of capitalized loan servicing rights.

(Dollars in Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Balance at Beginning of Period	$8,368	$9,679	$9,065	$9,819
Additions	233	583	1,215	1,827
Amortization of Servicing Rights	(587)	(593)	(1,816)	(1,906)
Change in Valuation Reserves	(101)	(248)	(551)	(319)

Balance at End of Period	$7,913	$9,421	$7,913	$9,421

        The valuation allowance relating to capitalized loan servicing rights was $1,080,000 at September 30, 2003.

         In addition to the normal ongoing management review of the process for valuing capitalized loan servicing rights, the Corporation is working with third party advisors to assist in a review of the methodology, which may result in the Corporation refining its valuation methodology in the fourth quarter 2003.

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

        The following tables show changes in the carrying amount of goodwill for the nine months ended September 30, 2003 and 2002.

(Dollars in Thousands)

	Community Bank Segment	Somerset Segment	Total Goodwill
Balance as of January 1, 2003	$6,685	$6,360	$13,045
Addition due to MetroBanCorp Acquisition	23,923	--	23,923

Balance as of September 30, 2003	$30,608	$6,360	$36,968

	Community Bank Segment	Somerset Segment	Total Goodwill
Balance as of January 1, 2002	$6,685	$6,360	$13,045
Change during the period	--	--	--

Balance as of September 30, 2002	$6,685	$6,360	$13,045

        The following table summarizes the carrying amount of other intangible assets at September 30, 2003.

(Dollars in Thousands)

	Core Deposit Intangible	Non-compete Agreement Intangible	Total Other Intangible Assets
Gross Carrying Amount	$4,357	$1,000	$5,357
Less: Accumulated Amortization	(302)	(250)	(552)

Net Carrying Amount	$4,055	$750	$4,805

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

        At September 30, 2003, the total balance of all trust preferred securities (including securities issued previously), net of discount, was $23,601,000 with an aggregate principal amount of $24,000,000.

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

        As of September 30, 2003, the Corporation had issued $52,804,000 in standby letters of credit, predominately with remaining terms of three years or less. Of these commitments, $29,748,000 have been issued or renewed since December 31, 2002, and, in accordance with FIN 45, the Corporation has recognized a liability at September 30, 2003 of $48,000 relating to these commitments.

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

        FIN 46 was effective immediately for new entities that were created or acquired after January 31, 2003, and is effective on December 31, 2003, for entities in which the Corporation had a variable interest prior to February 1, 2003. The Corporation believes that adoption of FIN 46 will not have a material impact on its results of operations, financial position, or cash flows.

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

        The Corporation is a limited partner in two low income housing developments which do not meet the FIN 46 criteria for consolidation. As of September 30, 2003, the Corporation’s investment in these partnerships was $623,000, with no future funding commitment. The maximum risk of loss is equal to the Corporation’s recorded investment in these partnerships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2003	2002	2003	2002
Net Interest Income	$ 18,779	$ 19,401	$ 58,570	$ 55,068
Provision for Loan Losses	13,548	2,982	35,876	9,751
Non-Interest Income	12,511	11,111	38,964	35,560
Non-Interest Expense	21,391	16,767	60,811	49,150
Net Earnings (Loss)	(2,448)	6,842	557	20,121

Basic Earnings (Loss) Per Share	$ (0.16)	$ 0.44	$ 0.04	$ 1.30
Diluted Earnings (Loss) Per Share	(0.16)	0.43	0.04	1.27
Dividends Per Share	0.165	0.160	0.495	0.480

Net Interest Margin	3.62%	3.88%	3.74%	3.75%
Efficiency Ratio	68.36	54.95	62.35	54.23
Annualized Return on Average Assets	(0.44)	1.29	0.03	1.30
Annualized Return on Average Equity	(4.43)	12.21	0.33	12.42

Average Shares Outstanding	15,590,021	15,576,745	15,567,949	15,532,653
Average Diluted Shares Outstanding	15,590,021	15,851,161	15,709,462	15,825,930

	At September 30
	2003	2002
Assets	$ 2,205,375	$ 2,132,631
Loans	1,825,308	1,847,504
Deposits	1,517,606	1,414,788
Shareholders' Equity	210,784	223,541

Shareholders' Equity/Assets	9.56%	10.48%

Shareholders' Equity Per Share	$ 13.51	$ 14.39
Market Closing Price	18.51	18.33

Shares Outstanding	15,596,658	15,538,802

Summary of Corporation’s Results

        First Indiana Corporation and subsidiaries had a net loss of $2,448,000 for the three months ended September 30, 2003, compared with net earnings of $6,842,000 for the same period last year. Diluted loss per share for the three months ended September 30, 2003 was $0.16, compared with diluted earnings per share of $0.43 for the same period one year ago. Cash dividends for the third quarter of 2003 and 2002 were $0.165 and $0.160 per share of common stock outstanding.

        For the nine months ended September 30, 2003, net earnings were $557,000, compared with $20,121,000 for the same period one year ago. For the nine months ended September 30, 2003, diluted earnings per share were $0.04, compared with $1.27 for the same period one year ago. Cash dividends for the nine months ended September 30, 2003 and 2002 were $0.495 and $0.480 per common share outstanding.

         The provision for loan losses was $13,548,000 for the third quarter of 2003, compared to $2,982,000 for the third quarter of 2002. The increase in the provision is reflective of the results from the findings of an independent evaluation of the commercial loan portfolio, the continued evaluation of the risks in the loan portfolio, and the factors contained in the revised approach for calculating the allowance for loan losses. For the nine months ended September 30, 2003, the provision for loan losses was $35,876,000 compared to $9,751,000 for the same period one year ago. The provision for loan losses for the first nine months of 2003 primarily reflects an increase in business and construction loan charge-offs in the first and second quarters of 2003 as well as the additional third quarter provision mentioned above. Net charge-offs for the first nine months of 2003 were $24,556,000 compared to net charge-offs of $8,537,000 for the same period of 2002.

        Annualized return on average total assets was negative 0.44 percent for the three months ended September 30, 2003, compared with 1.29 percent for the same period one year ago. For the nine months ended September 30, 2003, the Corporation’s annualized return on total average assets was 0.03 percent, compared with 1.30 percent for the same period in 2002.

        Annualized return on average total equity was negative 4.43 percent for the three months ended September 30, 2003, compared with 12.21 percent for the same period one year ago. For the nine months ended September 30, 2003, the Corporation’s annualized return on total average equity was 0.33 percent, compared with 12.42 percent for the same period in 2002.

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

Net Interest Income

         Net interest income was $18,779,000 and $58,570,000 for the three and nine months ended September 30, 2003, compared with $19,401,000 and $55,068,000 for the three and nine months ended September 30, 2002. Earning assets averaged $2,068,421,000 in the third quarter of 2003, compared with $1,998,518,000 for the same quarter in 2002. For the first nine months of 2003, earning assets averaged $2,089,901,000 compared with $1,958,397,000 for the same period of 2002. The acquisition of MetroBanCorp in January, 2003 added approximately $126,000,000 in earning assets. Net interest margin was 3.62 percent in the third quarter of 2003, compared to 3.86 percent in the second quarter of 2003, and 3.88 percent in the third quarter of 2002. For the nine months ended September 30, 2003, net interest margin was 3.74 percent, compared to 3.75 percent for the same period of 2002. Following the rapid decline in interest rates in 2001, net interest margin improved in each of the first three quarters of 2002 due to the relatively stable interest rate environment which allowed the repricing of funding liabilities downward to reflect the repricing of earning assets. The 50 basis point rate cut by the Federal Reserve Open Market Committee in the fourth quarter of 2002 placed pressure on the net interest margin due to the Corporation’s asset-sensitive pricing structure and the rapid prepayment of consumer and residential loans. The net interest margin improved again in the first two quarters of 2003; however, the 25 basis point rate cut late in the second quarter of 2003 again placed pressure on net interest margin in the third quarter of 2003.

        The contribution of interest-free funds to net interest margin varies depending on the level of interest-free funds and the level of interest rates. Interest-free funds averaged $335,692,000, or 16.2 percent of earning assets in the third quarter of 2003, compared to $308,724,000, or 15.4 percent of earning assets for the comparable period of 2002. For the nine months ended September 30, 2003, interest-free funds averaged $331,318,000, or 15.9 percent of earning assets, compared to $301,869,000, or 15.4 percent of earning assets for the comparable period of 2002. Average interest-free funds provided 33 basis points to the third quarter 2003 margin, compared with 46 basis points for the same period in 2002. For the nine months ended September 30, 2003, average interest-free funds provided 35 basis points to the margin, compared with 50 basis points for the same period in 2002. The contribution of interest-free funds to net interest margin in the three and nine months ended September 30, 2003 declined compared to the comparable periods of 2002 due to the lower interest rate environment.

        The following tables provide information on the Corporation’s net interest margin.

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Three Months Ended
	September 30, 2003			September 30, 2002
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$ 4,844	$ 14	1.12%	$ --	$ --	--%
Federal Funds Sold	96	--	1.32	--	--	--
Securities Available for Sale	183,856	1,976	4.30	144,500	2,079	5.75
FHLB and FRB Stock	25,310	275	4.36	22,491	353	6.29
Loans
Business	565,204	7,069	4.96	500,692	7,311	5.79
Consumer	633,053	10,201	6.42	684,155	12,622	7.36
Residential Mortgage	290,705	3,685	5.07	280,990	4,385	6.24
Single-Family Construction	199,421	2,218	4.41	223,352	3,029	5.38
Commercial Real Estate	165,932	2,201	5.28	142,338	2,230	6.23

Total Loans	1,854,315	25,374	5.45	1,831,527	29,577	6.43

Total Earning Assets	2,068,421	27,639	5.32	1,998,518	32,009	6.38
Other Assets	141,874			105,701

Total Assets	$2,210,295			$2,104,219

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand Deposits	$ 220,487	$ 253	0.46%	$ 162,163	$ 342	0.84%
Savings Deposits	422,011	680	0.64	406,038	1,344	1.31
Certificates of Deposit	675,267	4,863	2.86	629,837	7,040	4.43

Total Interest-Bearing Deposits	1,317,765	5,796	1.75	1,198,038	8,726	2.89
Short-Term Borrowings	130,170	313	0.95	155,317	671	1.71
Federal Home Loan Bank Advances	261,202	2,350	3.57	336,439	3,211	3.79
Trust Preferred Securities	23,592	401	6.80	--	--	--

Total Interest-Bearing Liabilities	1,732,729	8,860	2.03	1,689,794	12,608	2.96
Non-Interest-Bearing Demand Deposits	218,144			154,053
Other Liabilities	40,272			37,969
Shareholders' Equity	219,150			222,403

Total Liabilities and Shareholders' Equity	$2,210,295			$2,104,219

Net Interest Income/Spread		$ 18,779	3.29%		$ 19,401	3.42%

Net Interest Margin			3.62%			3.88%

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2003			September 30, 2002
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$ 4,533	$ 43	1.26%	$ --	$ --	--%
Federal Funds Sold	298	3	1.62	1,440	15	1.42
Securities Available for Sale	165,128	5,868	4.74	146,537	6,494	5.91
FHLB and FRB Stock	24,936	943	5.04	22,491	1,036	6.14
Loans
Business	573,142	21,910	5.11	469,575	20,200	5.75
Consumer	659,446	32,727	6.62	680,127	38,588	7.57
Residential Mortgage	296,960	12,000	5.39	281,542	13,839	6.55
Single-Family Construction	205,546	7,133	4.64	224,362	8,954	5.34
Commercial Real Estate	159,912	6,680	5.58	132,323	6,367	6.43

Total Loans	1,895,006	80,450	5.67	1,787,929	87,948	6.57

Total Earning Assets	2,089,901	87,307	5.58	1,958,397	95,493	6.51
Other Assets	137,382			105,692

Total Assets	$2,227,283			$2,064,089

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand Deposits	$ 205,552	$ 851	0.55%	$ 158,826	$ 988	0.83%
Savings Deposits	429,275	2,467	0.77	425,987	4,342	1.36
Certificates of Deposit	705,745	16,318	3.09	638,106	23,368	4.90

Total Interest-Bearing Deposits	1,340,572	19,636	1.96	1,222,919	28,698	3.14
Short-Term Borrowings	134,318	1,085	1.08	124,885	1,593	1.71
Federal Home Loan Bank Advances	267,698	7,167	3.58	308,724	10,134	4.39
Trust Preferred Securities	15,995	849	7.10	--	--	--

Total Interest-Bearing Liabilities	1,758,583	28,737	2.19	1,656,528	40,425	3.26
Non-Interest-Bearing Demand Deposits	205,272			149,667
Other Liabilities	40,436			41,232
Shareholders' Equity	222,992			216,662

Total Liabilities and Shareholders' Equity	$2,227,283			$2,064,089

Net Interest Income/Spread		$58,570	3.39%		$55,068	3.25%

Net Interest Margin			3.74%			3.75%

Summary of Loan Loss Experience and Non-Performing Assets

         The third quarter 2003 provision for loan losses was $13,548,000, compared to $2,982,000 for the third quarter of 2002. The increase in the provision for loan losses in the third quarter of 2003 when compared to the third quarter of 2002 is reflective of the results from the findings of an independent evaluation of the commercial loan portfolio, the continued evaluation of the risks in the loan portfolio, and the factors contained in the revised approach for calculating the allowance for loan losses.

         The provision for loan losses for the nine months ended September 30, 2003 was $35,876,000 compared to $9,751,000 for the same period last year. The provision for loan losses for the first nine months of 2003 primarily reflects an increase in business and construction loan charge-offs in the first and second quarters of 2003 as well as the additional third quarter provision mentioned above.

        Net loan charge-offs for the third quarter of 2003 were $2,297,000 compared to $1,986,000 for the third quarter of 2002. Net loan charge-offs for the nine months ended September 30, 2003 were $24,556,000, compared to $8,537,000 for the same period last year. Business loan net charge-offs were $17,253,000 for the nine months ended September 30, 2003 compared to $3,611,000 for the same period of 2002. Single-family construction loan net charge-offs for the nine months ended September 30, 2003 were $3,679,000 compared to $390,000 for the same period of 2002. Consumer loan net charge-offs for the nine months ended September 30, 2003 were $3,493,000 compared to $4,121,000 for the same period in 2002.

        The Bank maintains an allowance for loan losses in an amount adequate to absorb the probable losses inherent in the loan portfolio. An analysis of the adequacy of the allowance is completed each quarter and reviewed and approved by a committee of the Board of Directors. First Indiana engaged an independent evaluation firm to examine the commercial loan portfolio of the Bank. In the third quarter, the independent evaluation firm reported its finding of internal loan grading to management and the Audit Committee of the Board of Directors.

        Sixty-seven percent of the commercial loan portfolio commitments were reviewed by the independent evaluation firm. Included in the review were the majority of the largest loans and all commercial loans in excess of $500,000 that were internally graded special mention. Management fully concurred with the results of this independent review, which resulted in a downgrade of 7 percent (by dollar amount) of the Bank’s commercial loans reviewed, including its business lending portfolio.

        At September 30, 2003, the allowance for loan losses to total loans was 3.15 percent compared to 2.07 percent at September 30, 2002. The allowance for loan losses to non-performing loans at September 30, 2003 was 137.97 percent compared to 120.04 percent at September 30, 2002.

Loan Charge-Offs and Recoveries
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Allowance for Loan Losses at Beginning of Period	$46,247	$37,353	$44,469	$37,135
Charge-Offs
Business	1,298	253	17,934	3,778
Consumer	1,479	1,371	4,264	4,777
Residential Mortgage	40	73	150	93
Single-Family Construction	--	372	3,923	443
Commercial Real Estate	--	288	22	350

Total Charge-Offs	2,817	2,357	26,293	9,441
Recoveries
Business	42	96	681	167
Consumer	351	257	771	656
Residential Mortgage	--	3	7	3
Single-Family Construction	93	4	244	53
Commercial Real Estate	34	11	34	25

Total Recoveries	520	371	1,737	904

Net Charge-Offs	2,297	1,986	24,556	8,537
Provision for Loan Losses	13,548	2,982	35,876	9,751
Allowance Related to Bank Acquired	--	--	1,709	--

Allowance for Loan Losses at End of Period	$57,498	$38,349	$57,498	$38,349

Net Charge-Offs to Average Loans (Annualized)	0.49%	0.43%	1.73%	0.64%

Allowance for Loan Losses to Loans at End of Period	3.15	2.07

Allowance for Loan Losses to Non-Performing Loans at End of Period	137.97	120.04

        Non-performing assets at September 30, 2003 were $45,550,000, or 2.49 percent of loans and other real estate owned (“OREO”), compared with $51,756,000, or 2.80 percent of loans and OREO at December 31, 2002, and $41,254,000, or 2.22 percent of loans and OREO at September 30, 2002.

         Non-performing business loans totaled $14,837,000 at September 30, 2003 compared to $21,769,000 at December 31, 2002, a decrease of $6,932,000. Loan charge-offs totaling $5,641,000 and payments received totaling $7,921,000 on existing non-performing business loans were partially offset by the addition of $6,630,000 in new non-performing business loans. Non-performing single-family construction loans at September 30, 2003 totaled $9,704,000 compared to $4,286,000 at December 31, 2002, an increase of $5,418,000. This increase is largely due to the classification of the under-collateralized loan of an out-of-state builder as non-performing in the second quarter of 2003. Non-performing commercial real estate loans totaled $5,150,000 at September 30, 2003 compared to $2,059,000 at December 31, 2002, an increase of $3,091,000. This increase is largely due to one loan placed on non-accrual status in first quarter of 2003.

        Non-performing consumer loans totaled $9,501,000 at September 30, 2003 compared to $12,498,000 at December 31, 2002, a decrease of $2,997,000. Other real estate owned totaled $3,877,000 at September 30, 2003 compared to $8,670,000 at December 31, 2002, a decrease of $4,793,000. Ongoing active management of the collection process has led to reductions in consumer and residential non-performing loans. These efforts, along with continued success in liquidating OREO properties, have positively impacted the level of OREO.

Non-Performing Assets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	September 30, 2003	June 30, 2003	September 30, 2002
Non-Performing Loans
Non-Accrual Loans
Business	$12,928	$10,966	$ 7,842
Consumer	7,654	8,323	11,173
Residential Mortgage	2,481	2,718	2,389
Single-Family Construction	9,296	8,833	4,932
Commercial Real Estate	5,150	5,440	2,474

Total Non-Accrual Loans	37,509	36,280	28,810

Accruing Loans Past Due 90 Days or More
Business	1,178	482	76
Consumer	1,847	1,915	3,061
Single-Family Construction	408	--	--

Total Accruing Loans Past Due 90 Days or More	3,433	2,397	3,137

Total Non-Performing Loans	40,942	38,677	31,947
Other Real Estate Owned, Net	3,877	5,473	9,307

Total Non-Performing Assets	$44,819	$44,150	$41,254

Non-Performing Loans to Loans at End of Period	2.24%	2.03%	1.73%

Non-Performing Assets to Loans and OREO at End of Period	2.45	2.31	2.22

Non-Interest Income

        Total non-interest income was $12,511,000 for the three months ended September 30, 2003, compared with $11,111,000 for the same period in 2002. Included in third quarter 2003 non-interest income is $281,000 from the MetroBanCorp acquisition. For the nine months ended September 30, 2003 and 2002, total non-interest income was $38,964,000 and $35,560,000. Included in non-interest income for the nine months ended September 30, 2003 is $819,000 from the MetroBanCorp acquisition.

        Loan and deposit charges increased 9 percent to $4,608,000 in the third quarter of 2003 compared to $4,230,000 in the third quarter of 2002. For the nine months ended September 30, 2003 and 2002, loan and deposit charges were $13,415,000 and $11,637,000, an increase of 15 percent. The growth in 2003 from the three and nine month periods ended September 30, 2002 was in returned check charges, debit card fees, service charges on demand and savings accounts, and account analysis fees from business demand accounts in addition to loan and deposit fees from the MetroBanCorp acquisition.

         Loan servicing income in the third quarter of 2003 was a loss of $55,000 compared to a loss of $22,000 in the third quarter 2002. Loan servicing income for the first nine months of 2003 was a loss of $320,000, compared to income of $412,000 for the same period in 2002. Loan servicing income is comprised of three related elements: loan servicing fees from residential mortgage and home equity loans serviced, amortization of capitalized servicing right assets, and changes in the valuation allowance on servicing right assets. Loan prepayments caused by historically low residential mortgage and home equity loan rates resulted in a 34 percent decrease to $461,198,000 in loans serviced for others at September 30, 2003 from $696,047,000 at September 30, 2002. Rapid repayments accelerate the amortization of loan servicing rights and increase valuation impairment charges in addition to reducing fees collected from servicing loans due to the lower loan volume. These factors account for the loan servicing loss for the 2003 periods.

         FirstTrust Indiana’s fees increased 22 percent to $777,000 in the third quarter of 2003 and 13 percent to $2,212,000 in the first nine months of 2003, when compared to the same periods last year. The Bank’s investment advisory and trust division had assets under management at September 30, 2003 of $810,876,000, compared to $658,357,000 at December 31, 2002 and $621,311,000 at September 30, 2002. The increase in trust fees and assets under management for the first nine months of 2003 compared to the same period last year was mainly the result of successful efforts in developing new investment management relationships as well as large additions to existing relationships.

         Somerset fees for the third quarter 2003 were $2,248,000 compared to $1,864,000 for the third quarter 2002, an increase of 21 percent. Somerset fees for the first nine months of 2003 increased 9 percent to $9,478,000 from $8,686,000 for the same period of 2002. The increases were primarily the result of services rendered to new corporate clients that chose Somerset as their outside accountants and consultants, and to a lesser extent an increase in the number of services provided to existing clients. Somerset historically generates strong first quarter fees from year-end audit and tax preparation services.

        Investment and insurance product sales commissions, generated by the Bank’s subsidiary First Indiana Investor Services, decreased 31 percent to $473,000 in the third quarter of 2003 from $685,000 in the third quarter of 2002. For the nine months ended September 30, 2003, fees were $1,307,000 compared to $2,220,000 for the same period of 2002, a decrease of 41 percent. Investment and insurance product sales fell in the three and nine months ended September 30, 2003 compared to the same periods a year ago, largely the result of the lower interest rate environment and the continued uncertainty of the equity markets. Commission revenue also fell due to lower commission rates received on new product sales.

        Gain on the sale of loans in the third quarter of 2003 increased 10 percent to $2,865,000 from $2,605,000 for the same quarter last year. Gain on sale of loans was $8,233,000 for the first nine months of 2003, compared to $6,538,000 for the first nine months of last year, an increase of 26 percent. Consumer loans sold in the third quarter of 2003 totaled $89,869,000 compared to $78,483,000 in the third quarter of 2002. For the nine months ended September 30, 2003 and 2002, consumer loans sold totaled $261,095,000 and $215,780,000. Gain on the sale of loans for the first nine months of 2003 compared to the same period of 2002 increased due to better pricing along with a higher volume of sales.

        Other income in the third quarter of 2003 was $810,000 compared to $567,000 in the third quarter of 2002. For the first nine months of 2003 other income was $2,628,000 compared to $1,937,000 for the first nine months of 2002. Ancillary residential and consumer loan servicing fees and residential broker fees increased in the three and nine months ended September 30, 2003 when compared to the same periods of 2002.

Non-Interest Expense

        Non-interest expense for the three months ended September 30, 2003 was $21,391,000 compared to $16,767,000 for the same period in 2002, an increase of 28 percent. For the nine months ended September 30, 2003, non-interest expense was $60,811,000 compared to $49,150,000 for the same period in 2002. Included in non-interest expense for the three and nine months ended September 30, 2003, was $981,000 and $3,732,000 from the MetroBanCorp acquisition. Approximately $320,000 in expenses in the first nine months of 2003 were directly associated with the integration of MetroBanCorp.

        Salaries and benefits for the third quarter of 2003 were $12,841,000 compared to $9,526,000 for the third quarter of 2002. For the nine months ended September 30, 2003, salaries and benefits were $36,382,000 compared to $28,179,000 for the same period in 2002. Salary expense was $10,481,000 in the third quarter of 2003 and $7,617,000 for the third quarter of 2002. For the nine months ended September 30, 2003, salary expense was $29,527,000 compared to $22,815,000 for the same period of 2002. Included in third quarter 2003 salary expense is a $1,053,000 increase in salary expense resulting from an adjustment in the accrual for salaries. Management incentive bonus expense, which is included in salary expense, was significantly reduced in the first nine months of 2002 due to the reversal of the multi-year incentive awards. The MetroBank staff and staffing increases in the community bank, Somerset, and consumer finance bank segments and normal salary increases in the nine months ended September 30, 2003 account for the remainder of the salary expense increase when compared to the same period of 2002. Employee benefits expense was $2,360,000 for the third quarter of 2003 and $1,909,000 for the third quarter of 2002. For the nine months ended September 30, 2003, employee benefits expense was $6,855,000 compared to $5,364,000 for the same period of 2002. The increases in 2003 consisted largely of increased pension, group insurance, and payroll tax expenses.

        Net occupancy expense in the third quarter of 2003 increased 10 percent to $1,163,000 from $1,060,000 in the third quarter of 2002. Net occupancy expense for the first nine months of 2003 increased 15 percent to $3,555,000 from $3,081,000 for the comparable period of 2002. These increases are due to normal increases in rental expense, rental expense for new and acquired branch facilities, and related increases in utilities, depreciation, and maintenance expenses.

        Equipment expense for the third quarter of 2003 totaled $1,585,000 compared to $1,437,000 for the third quarter of 2002, an increase of 10 percent. For the nine months ended September 30, 2003, equipment expense was $4,942,000 compared to $4,581,000 for the same period in 2002, an increase of 8 percent. These increases were largely related to the MetroBanCorp acquisition.

        Professional services expense in the third quarter of 2003 was $1,635,000 compared to $1,135,000 for the third quarter of 2002. For the nine months ended September 30, 2003, professional services expense was $4,098,000, compared to $3,231,000 for the same period of 2002. These increases are primarily due to increased legal and other professional expenses associated with loan delinquencies and foreclosures in 2003.

        Marketing expense was $684,000 for the third quarter of 2003 compared to $518,000 for the third quarter of 2002, an increase of 32 percent. For the nine months ended September 30, 2003, marketing expense was $1,930,000 compared to $1,671,000 for the same period of 2002, an increase of 16 percent. In the second quarter and third quarters of 2002, marketing expense was reduced as part of an overall expense control effort.

        Telephone, supplies, and postage expense in the third quarter of 2003 was $971,000 compared to $805,000 for the same period of 2002, an increase of 21 percent. For the nine months ended September 30, 2003, telephone, supplies, and postage expense was $2,973,000 compared to $2,477,000 for the same period of 2002, an increase of 20 percent. Additional expenses for the former MetroBank retail branches, increases in postage rates, and the impact of additional courier pickups at the Bank’s retail branches account for the increase in these expenses.

        Other intangible asset amortization in the first three and nine months of 2003 was $184,000 and $552,000, respectively. In the first quarter of 2003, First Indiana established a core deposit intangible and non-compete agreement intangible related to the purchase of MetroBanCorp. The amortization of these intangibles commenced in the first quarter of 2003.

        Other non-interest expense in the third quarter of 2003 increased 2 percent to $2,328,000 from $2,286,000 in the third quarter of 2002. For the nine months ended September 30, 2003, other non-interest expense increased 8 percent to $6,379,000 from $5,930,000 for the same period of 2002.

        The Corporation’s efficiency ratio was 68.36 percent for the third quarter of 2003, compared to 54.95 percent for the third quarter of 2002. For the first nine months of 2003, the Corporation’s efficiency ratio was 62.35 percent, compared to 54.23 percent for the first nine months of 2002. The increase in the efficiency ratio for the 2003 periods is primarily due to the increase in salaries and benefits expense, which is discussed above.

Financial Condition

        Total assets at September 30, 2003 were $2,205,375,000, an increase of $80,161,000 from $2,125,214,000 at December 31, 2002 and an increase of $72,744,000 from $2,132,631,000 at September 30, 2002. The purchase of Carmel, Indiana-based MetroBanCorp through a merger on January 13, 2003 added approximately $196,000,000 to total assets in the first quarter of 2003. The increase in assets due to the acquisition of MetroBanCorp was partially offset by the use of cash for the acquisition, as well as by prepayment activity in consumer and residential mortgage loans as discussed below.

        Loans outstanding were $1,825,308,000 at September 30, 2003, compared to $1,847,504,000 one year ago. Excluding loans acquired in the MetroBanCorp merger, total loans at September 30, 2003 decreased 6 percent from loans one year earlier. Business loans increased to $551,398,000 at September 30, 2003, compared with $515,478,000 one year ago, a 7 percent increase. Excluding loans acquired through the MetroBanCorp merger, business loans outstanding at September 30, 2003 decreased 7 percent over September 30, 2002 due to weak business loan demand. Consumer loans outstanding totaled $624,287,000 at September 30, 2003, compared to $671,292,000 one year earlier. Excluding loans acquired through the MetroBanCorp merger, consumer loans declined 10 percent from September 30, 2002, reflecting prepayment activity. Residential mortgage loans outstanding at September 30, 2003 totaled $289,034,000, compared to $292,276,000 one year earlier. Excluding loans acquired through the MetroBanCorp merger, residential mortgage loans decreased 1 percent from September 30, 2002.

        First Indiana’s core demand and savings deposits increased 19 percent to $861,921,000 on September 30, 2003 from $726,579,000 at September 30, 2002. This increase resulted partially from the MetroBanCorp acquisition. Demand deposits were $454,704,000 at September 30, 2003, compared to $330,768,000 a year ago. Savings deposits were $407,217,000 at September 30, 2003 compared to $395,811,000 a year ago. Excluding MetroBanCorp deposits, demand deposits increased 25 percent over September 30, 2002 balances, while savings deposits declined 7 percent for the same period. Certificates of deposit were $655,685,000 at September 30, 2003, compared to $580,312,000 at December 31, 2002 and $688,209,000 at September 30, 2002. Of the $75,373,000 certificates of deposit growth in the first nine months of 2003, approximately $54,000,000 represented deposits acquired through the merger with MetroBanCorp. The remainder of this growth reflected the increased levels of short-term negotiable certificates of deposit that were used in lieu of short-term borrowings and short-term Federal Home Loan Bank (“FHLB”) advances.

        Short-term borrowings decreased to $156,912,000 at September 30, 2003 compared with $170,956,000 at December 31, 2002. Short-term borrowings were $138,185,000 at September 30, 2002. FHLB advances totaled $256,511,000 at September 30, 2003, compared with $346,532,000 at December 31, 2002 and $319,532,000 at September 30, 2002. In the second quarter of 2003, the Corporation issued $12,000,000 in trust preferred securities to be used for general corporate liquidity needs. Trust preferred securities were $23,601,000 at September 30, 2003 and $11,797,000 at December 31, 2002. At September 30, 2002, there were no trust preferred securities outstanding.

Capital

        At September 30, 2003, shareholders’ equity was $210,784,000, or 9.56 percent of total assets, compared with $221,211,000, or 10.41 percent, at December 31, 2002 and $223,541,000, or 10.48 percent, at September 30, 2002. Shareholders’ equity as a percentage of total assets decreased in the nine month period ended September 30, 2003 primarily due to dividends paid to shareholders exceeding earnings by $7,154,000. Shareholders’ equity as a percentage of total assets also decreased during this period due to the assets acquired through the merger with MetroBanCorp. Net purchases and redemptions of common stock also decreased shareholders’ equity during this period by $2,289,000.

        The Corporation paid a quarterly dividend of $0.165 per common share on September 16, 2003 to shareholders of record as of September 5, 2003. This reflects a 3.1 percent increase from the quarterly dividend of $0.160 per share in 2002.

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

        The following table shows the Corporation’s and the Bank’s capital levels and compliance with all capital requirements at September 30, 2003. Additionally, the Bank exceeds the capital levels set by FDICIA for a bank to be considered well-capitalized.

(Dollars in Thousands)

	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2003
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$189,980	8.76%	$ 86,759	4.00%	N/A	N/A
First Indiana Bank	173,500	8.03	86,393	4.00	$107,991	5.00%
Tier 1 Capital (to Risk-Weighted Assets)
First Indiana Corporation	$189,980	9.87%	$ 77,004	4.00%	N/A	N/A
First Indiana Bank	173,500	9.06	76,601	4.00	$114,901	6.00%
Total Capital (to Risk-Weighted Assets)
First Indiana Corporation	$214,457	11.14%	$154,008	8.00%	N/A	N/A
First Indiana Bank	197,852	10.33	153,201	8.00	$191,501	10.00%

        The Corporation’s leverage ratio was 8.76 percent at September 30, 2003, compared to 10.10 percent at December 31, 2002 and 9.84 percent at September 30, 2002. The Corporation’s Tier 1 capital to risk-weighted assets was 9.87 percent at September 30, 2003, compared to 11.26 percent at December 31, 2002 and 10.38 percent at September 30, 2002. The Corporation’s total capital to risk-weighted assets was 11.14 percent at September 30, 2003, compared to 12.52 percent at December 31, 2002 and 11.63 percent at September 30, 2002. In June 2003, the Corporation, through a wholly-owned subsidiary First Indiana Capital Statutory Trust II, issued $12,000,000 of trust preferred securities to fund general corporate liquidity needs. Together with the trust preferred securities issued in October 2002, the total amount of these securities equals $24,000,000. These trust preferred securities qualify as Tier 1 capital of the Corporation and are a primary reason for the increase in the Corporation’s capital ratios from September 30, 2002 to December 31, 2002. The decrease in the Corporation’s capital ratios from December 31, 2002 to September 30, 2003 is primarily the result of a $10,427,000 net decrease in shareholder’s equity. For the nine months ended September 30, 2003, dividends paid to shareholders exceeded earnings by $7,154,000. Net purchases and redemptions of common stock also decreased shareholders’equity in this period of 2003 by $2,289,000. Partially offsetting these decreases in capital was the addition to Tier 1 capital of the trust preferred securities issued in the second quarter of 2003. The Corporation’s capital ratios also decreased due to goodwill and other intangible assets totaling $28,728,000 acquired in the merger with MetroBanCorp. Goodwill and other intangible assets are deducted from capital when calculating the regulatory capital ratios.

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

         The Corporation expects to issue $22,500,000 in subordinated debt in the fourth quarter of 2003. The net proceeds will be used to fund future growth and for other general corporate purposes. This subordinated debt is intended to qualify as Tier 2 supplementary capital of the Corporation for regulatory capital purposes.

        The Bank’s primary source of funds is deposits, which were $1,517,606,000 at September 30, 2003, $1,339,204,000 at December 31, 2002, and $1,414,788,000 at September 30, 2002. The Bank also relies on FHLB advances, repurchase agreements, loan payments, loan payoffs, and sale of loans as sources of funds. Although the Bank continues to rely on core deposits as its chief source of funds, the use of borrowed funds, including FHLB advances, continues to be an important component of the Bank’s liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Bank’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

        The Bank’s primary use of funds is the funding of loans, which totaled $1,825,308,000 at September 30, 2003, $1,837,633,000 at December 31, 2002, and $1,847,504,000 at September 30, 2002. In addition, the Bank invests in federal funds sold and securities available for sale.

         First Indiana Bank maintains back up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit. Due to a return on asset performance target in the back up facilities not being met at June 30, 2003 and September 30, 2003, the Bank has pledged collateral totaling $40,854,000 at September 30, 2003.

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

        The Corporation’s success is largely dependent upon its ability to manage interest rate risk, which is defined as the exposure of the Corporation’s net interest income, net earnings, and equity to changes in interest rates. ALCO is responsible for managing interest rate risk, and the Corporation has established acceptable limits for interest rate exposure, which are reviewed monthly. The Corporation uses a model that measures interest rate sensitivity to determine the impact on net interest income and equity of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposit, estimated borrowing needs, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest rate sensitive instruments that are held to maturity or available for sale. The Corporation has no trading assets. Based on the information and assumptions in effect at September 30, 2003, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 4.4 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 5.7 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results.

        The Corporation also monitors interest rate sensitivity using traditional gap analysis. Gap analysis is a static management tool used to identify mismatches in the repricing of assets and liabilities within specified periods of time. It is a static indicator and does not attempt to predict the net interest income of a dynamic business in a rapidly changing environment. Significant adjustments may be made when the interest rate outlook changes. At September 30, 2003, First Indiana’s six-month and one-year cumulative gaps stood at a positive 12.90 percent and a positive 15.82 percent of total interest-earning assets. This compares with a positive 12.11 percent and a positive 17.30 percent at December 31, 2002.

        The following table shows First Indiana’s interest rate sensitivity at September 30, 2003 and December 31, 2002.

(Dollars in Thousands)

	Rate	Balance	Percent of Total	Within 180 Days	Over 180 Days to One Year	Over One Year to Five Years	Over Five Years
Interest-Earning Assets
Interest-Bearing Due from Banks	1.10%	$7,346	0.36%	$7,346	$--	$--	$--
Federal Funds Sold	-	--	-	--	--	--	--
Securities Available for Sale	4.19	208,092	10.07	27,437	43,487	128,041	9,127
FHLB / FRB Stock	5.00	25,377	1.23	--	--	--	25,377
Loans (1)
Business	4.92	551,398	26.69	462,815	18,375	70,208	--
Consumer	6.41	624,287	30.21	425,277	44,770	143,813	10,427
Residential Mortgage	5.09	289,034	13.99	99,888	88,696	91,597	8,853
Single-Family Construction	4.50	196,728	9.52	177,055	9,836	9,837	--
Commercial Real Estate	5.39	163,861	7.93	124,870	2,438	23,782	12,771

	5.30	$2,066,123	100.00%	1,324,688	207,602	467,278	66,555

Interest-Bearing Liabilities
Deposits
Demand Deposits (2)	0.41	$223,055	12.95%	67,682	--	--	155,373
Savings Deposits (2)	0.58	407,217	23.63	350,095	1,480	11,840	43,802
Certificates of Deposit Under $100,000	3.34	320,829	18.62	102,104	101,956	116,584	185
Certificates of Deposit $100,000 or Greater	2.07	334,856	19.43	220,329	41,739	72,640	148

	1.63	1,285,957	74.63	740,210	145,175	201,064	199,508
Borrowings
Short-Term Borrowings	1.00	156,912	9.11	156,912	--	--	--
FHLB Advances	3.43	256,511	14.89	161,101	2,000	62,782	30,628
Trust Preferred Securities	6.24	23,601	1.37	--	--	23,601	--

	1.82	1,722,981	100.00%	1,058,223	147,175	287,447	230,136

Net - Other (3)		343,142		--	--	--	343,142

Total		$2,066,123		1,058,223	147,175	287,447	573,278

Rate Sensitivity Gap				$266,465	$60,427	$179,831	$(506,723)

September 30, 2003 - Cumulative Rate Sensitivity Gap				$266,465	$326,892	$506,723

Percent of Total Interest-Earning Assets				12.90%	15.82%	24.53%

December 31, 2002 - Cumulative Rate Sensitivity Gap				$241,982	$345,783	$468,200

Percent of Total Interest-Earning Assets				12.11%	17.30%	23.43%

(1)	The distribution of fixed-rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable-rate loans is based on the earliest repricing date for each loan. Included in consumer loans are $65.8 million of consumer loans held for sale.

(2)	A portion of these deposits has been included in the Over Five Years category to reflect management’s assumption that these accounts are not rate-sensitive. This assumption is based upon the historic trends on these types of deposits experienced through periods of significant increases and decreases in interest rates with minimal changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.

(3)	Net – Other is the excess of non-interest-bearing liabilities and shareholders' equity over non-interest-earning assets.

Item 4. Controls and Procedures

        Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the Corporation’s reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         As of the end of the period covered by this Report on Form 10-Q, First Indiana evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer. The evaluation of First Indiana’s disclosure controls and procedures included a review of the controls’ objectives and design, First Indiana’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. Included as exhibits to this Quarterly Report are “Certifications” of First Indiana’s Chief Executive Officer and Chief Financial Officer in accordance with Rule 13a-14 of the Securities Exchange Act of 1934. This Controls and Procedures section of the Quarterly Report includes the information concerning the controls evaluation referred to in Rule 13a-15, and it should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

        First Indiana’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Corporation’s disclosure controls and procedures will prevent all errors. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

        During the most recent fiscal quarter, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, First Indiana’s internal control over financial reporting.

        Based upon their evaluation as of the end of the period covered by this Report on Form 10-Q, First Indiana’s Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, the Corporation’s disclosure controls and procedures are effective to ensure that material information relating to the Corporation is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when the Corporation’s periodic reports are being prepared.

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

Item 6.            Exhibits and Reports on Form 8-K

(a)	Exhibits

3(i)	Articles of Incorporation of First Indiana Corporation, incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of First Indiana Corporation for the year ended December 31, 2000.

3(ii)	Amended and Restated Bylaws of First Indiana Corporation, incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K of First Indiana Corporation for the year ended December 31, 2000.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(i)	On July 3, 2003, a Form 8-K was filed related to the announcement of a conference call to be held Wednesday, July 16, 2003.

(ii)	On July 9, 2003, a Form 8-K was filed related to the announcement of a change in the date of a conference call to be held Thursday, July 17, 2003.

(iii)	On July 16, 2003, a Form 8-K was filed, furnishing information related to the announcement of earnings and other financial data for the three and six months ended June 30, 2003.

(iv)	On July 16, 2003, a Form 8-K was filed related to the announcement of the early retirement of Owen B. Melton, Jr., effective December 31, 2003.

(v)	On July 17, 2003, a Form 8-K was filed related to the announcement of the declaration of a quarterly dividend.

(vi)	On July 21, 2003, a Form 8-K was filed, furnishing information related to the earnings conference call held on July 17, 2003.

(vii)	On September 19, 2003, a Form 8-K was filed related to the announcement of the results of an independent review of the commercial loan portfolio.

(viii)	On October 3, 2003, a Form 8-K was filed related to the announcement of a conference call to be held Wednesday, October 15, 2003.

(ix)	On October 14, 2003, a Form 8-K was filed, furnishing information related to the announcement of financial results and other financial data for the three and nine months ended September 30, 2003.

(x)	On October 17, 2003, a Form 8-K was filed, furnishing information related to the earnings conference call held on October 15, 2003.

(xi)	On November 3, 2003, a Form 8-K was filed related to the announcement of the declaration of a quarterly dividend.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Indiana Corporation

November 12, 2003	/s/ Owen B. Melton, Jr. Owen B. Melton, Jr. President

November 12, 2003	/s/William J. Brunner William J. Brunner Chief Financial Officer (Principal Financial Officer)