Form 10-K
period 2003-12-31
FIRST INDIANA CORP
filed 2004-03-03
CIK 789670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Title of Each Class

Common Stock, $.01 par value

Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act). Yes ☒ No ☐

State the aggregate market value of the common stock held by non-affiliates of the registrant: $215.7 million as of June 30, 2003.

On February 12, 2004, the registrant had 15,605,180 shares of common stock outstanding, $0.01 par value.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2004 Annual Meeting of Shareholders (Part III).

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

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Data)	2003	2002	2001	2000	1999
Year-End Balance Sheet Data
Total Assets	$2,193,137	$2,125,590	$2,046,657	$2,085,997	$1,979,774
Investment Securities	240,410	161,320	170,354	180,375	178,246
Loans	1,814,991	1,837,633	1,756,486	1,784,475	1,702,181
Commercial	886,144	860,159	788,872	570,059	545,386
Consumer	612,025	666,150	675,111	748,291	675,761
Residential Mortgage	316,822	311,324	292,503	466,125	481,034
Deposits	1,489,972	1,339,204	1,379,478	1,399,983	1,312,115
Non-Interest-Bearing Demand	235,811	180,389	165,023	123,836	113,780
Interest-Bearing Demand	217,353	179,751	140,175	115,651	117,674
Savings	400,804	398,752	447,832	375,331	361,179
Certificates of Deposit	636,004	580,312	626,448	785,165	719,482
Short-Term Borrowings	147,074	170,956	121,082	117,725	98,754
Federal Home Loan Bank Advances	265,488	346,532	296,647	336,754	366,854
Subordinated Notes	46,534	12,169	—	—	—
Shareholders’ Equity	208,894	221,211	209,031	198,812	177,103
Selected Operations Data
Net Interest Income	$76,900	$73,780	$74,049	$77,768	$70,851
Provision for Loan Losses	38,974	20,756	15,228	9,756	9,410
Non-Interest Income	49,563	46,765	43,963	25,638	26,958
Non-Interest Expense	83,637	66,502	70,501	53,728	52,346
Net Earnings	2,529	21,180	20,009	24,817	22,733
Basic Earnings Per Share	0.16	1.36	1.29	1.58	1.45
Diluted Earnings Per Share	0.16	1.34	1.25	1.55	1.42
Dividends Declared Per Common Share	0.660	0.640	0.512	0.448	0.416
Selected Ratios
Net Interest Margin	3.69%	3.73%	3.69%	3.90%	3.92%
Return on Average Total Assets	0.11	1.02	0.95	1.20	1.20
Return on Average Shareholders’ Equity	1.15	9.66	9.60	13.28	13.37
Average Shareholders’ Equity to Average Total Assets	9.91	10.51	9.89	9.04	9.00
Dividend Payout Ratio	412.50	47.06	39.69	28.35	28.69
Selected Value
Book Value per Share	$13.44	$14.23	$13.54	$12.77	$11.31
Average Common Shares Outstanding
Basic	15,570,508	15,537,186	15,569,956	15,716,234	15,722,681
Diluted	15,720,691	15,809,380	15,998,976	15,997,179	16,049,598

OVERVIEW

First Indiana Corporation (“First Indiana” or the “Corporation”) is the holding company for First Indiana Bank, N.A. (the “Bank”), the largest commercial bank headquartered in Indianapolis; and Somerset Financial Services, LLC (“Somerset”), an accounting and consulting firm.

The Corporation’s lines of business include community banking, consumer finance, trust and investment advisory services, and accounting and consulting services. The community banking segment is engaged primarily in the business of attracting deposits from the general public and originating business, construction, and commercial real estate loans. The consumer finance segment originates home equity loans for sale and for the Bank’s portfolio. Through Somerset and a division of the Bank, FirstTrust Indiana, First Indiana offers an array of financial services, including tax planning and preparation, accounting services, retirement and estate planning, investment advisory and trust services, and consulting services.

The Bank offers a full range of banking services through 33 offices in Central Indiana. The Bank also originates home equity loans in 47 states through Bank loan officers and an independent agent network. The Bank has construction and consumer loan offices in Indiana, Arizona, Florida, Illinois, North Carolina, and Ohio. Somerset provides services to clients located primarily in the state of Indiana.

First Indiana’s net income depends substantially upon its net interest income. Net interest income is income that remains after deducting the interest expense attributable to the funds required to support total assets from total interest income generated by earning assets. Income from earning assets includes income from loans, investment securities, and short-term investments. The amount of interest income is dependent on many factors, including the volume of earning assets, the general level of interest rates, and yields on a variety of earning assets, from investments to loans. The cost of funds varies with the amount of funds necessary to support total assets, the rates paid to attract and hold deposits, the rates paid on borrowed funds, and the levels of interest-free funds.

The Corporation’s success is largely dependent on its ability to manage interest rate risk, which is defined as the exposure of net interest income, net earnings, and equity to changes in interest rates. First Indiana manages risk from changes in market interest rates, in part, by controlling the mix of interest rate-sensitive assets and interest rate-sensitive liabilities. However, since the Corporation is currently in an asset-sensitive position (where assets reprice faster than liabilities), significant improvement in net interest margin is unlikely until market interest rates increase. Although further interest rate reductions are not expected to occur, with interest rates currently at historic lows, deposit rates would be unable to fully absorb additional market interest rate reductions and net interest income would be reduced.

Net income is also affected by the provision for loan losses. Making loans is an essential element of the Bank’s business, and there is a risk that loans will not be repaid. The risk of loss on a loan is affected by a number of factors, including the duration of the loan; credit risks of a particular borrower; changes in economic or industry conditions; and in the case of a collateralized loan, uncertainties about the future value of the collateral. A further economic downturn could contribute to the deterioration in the quality of the loan portfolio. Loans made up 83 percent of the Corporation’s assets at year-end 2003. If a further economic downturn occurs in the economy as a whole, or in Indiana where First Indiana has approximately one-half of its loans, borrowers may be unable to repay their loans as scheduled and the value of real estate or other collateral that may secure the loans could be adversely affected.

The risks and challenges that management sees to improved profitability in 2004 are continued weak loan demand in its markets; yield compression as competition for loan growth intensifies; price and sales competition for deposits by new market entrants; and continued high levels of non-performing assets and loan charge-offs. In 2003, the Corporation focused on rebuilding and positioning for 2004 and beyond. Particularly in the area of credit quality, management identified specific areas for improvement and addressed internal policies and procedures. As a result, the Corporation has seen improvement in credit quality and expects it to continue. In order to compete more effectively for new loans and deposits and better serve existing clients, the Bank has built or updated nine of its 27 branches in the past four years. Two branches are expected to be opened in 2004 to replace three outdated branches. In addition, the acquisition of MetroBanCorp in 2003 added six new branches in Hamilton County, one of the fastest-growing counties in the Midwest. Opportunities in 2004 include interest rate increases, increased asset demand by purchasers of consumer finance bank loans, and increased loan demand resulting from a recovery in the economy.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. A summary of the Corporation’s significant accounting policies is contained in Note 1 of the Notes to Consolidated Financial Statements. In fulfilling its responsibilities, the Audit Committee of the Board of Directors has reviewed the accounting and reporting policies of the Corporation. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, assumptions used to value loan servicing rights, goodwill, and the determination of the valuation allowance for deferred taxes.

Allowance for Loan Losses

The allowance for loan losses is maintained at the level deemed adequate to cover losses inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The determination of the adequacy of the allowance for loan losses is based on projections and estimates concerning portfolio trends and credit losses, national and local economic trends, portfolio management and trends, the assessment of credit risk of performing and non-performing loans, and qualitative management factors. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and historical loss experience. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance and may require the Corporation to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is included in the community bank segment.

Loan Servicing Rights

As of December 31, 2003, First Indiana serviced for others a $433 million portfolio of consumer and mortgage loans and has capitalized the associated servicing rights. Loan servicing rights represent the present value of the future servicing fees to be collected from the loans serviced for others. The Corporation accounts for loan servicing rights under the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Consumer loan servicing rights are stratified based on lien position and year of origination. Mortgage loan servicing rights are stratified based on loan type (fixed or adjustable rate), investor type (FHLMC, GNMA, private), term, and note rate. Fair values for individual strata are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment rates, servicing cost, ancillary servicing income, conversion costs, float and escrow earnings, delinquency rates, and other factors, which are subject to change over time. Changes in these underlying assumptions could cause the estimated fair value of loan servicing rights, and the related valuation allowance, to change significantly in the future. The most significant assumptions in the determination of fair value are prepayment speeds and the discount rate. The value of loan servicing rights is significantly affected by interest rates available in the market which influence loan prepayment speeds. Generally, during periods of declining interest rates, the value of loan servicing rights declines due to increasing prepayments attributable to increased refinance activity. Conversely, during periods of rising interest rates, the value of loan servicing rights generally increases due to lower prepayments. Capitalized loan servicing rights are included in the consumer finance bank segment.

Goodwill

The Corporation accounts for goodwill under the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment at least annually. Assets and liabilities, including goodwill, are assigned to reporting units. Reporting units with assigned goodwill are corporate banking, retail banking, and Somerset. Impairment tests indicated that the fair value of each reporting unit with assigned goodwill exceeded its recorded investment (thus goodwill was not impaired). Risk factors considered in determining reporting unit fair value include future loan and deposit originations (and related revenues generated from this activity), future fee revenues and costs associated with the services provided by each reporting unit, and the continued commitment of Corporation resources to each reporting unit. Future tests for impairment will also use this method. Should any of these risk factors change, the fair value of a reporting unit could deteriorate, resulting in goodwill impairment. Goodwill is included in the community bank and Somerset segments.

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

STATEMENT OF EARNINGS ANALYSIS

Earnings Summary

First Indiana reported net income of $2,529,000, or $0.16 per diluted share, in 2003, compared with $21,180,000, or $1.34 per diluted share, in 2002. Net income in 2001 was $20,009,000, or $1.25 per diluted share. Earnings in 2003 were affected by an increase of $18,218,000 in the provision for loan losses over 2002. The increase in the provision for loan losses reflects an increased level of charge-offs, results from the findings of an independent evaluation of the commercial loan portfolio, the continued evaluation of risks in the portfolio, and the Bank’s revised approach for calculating the allowance for loan losses. Earnings in 2002 were affected by an increase of $5,528,000 in the provision for loan losses over 2001 due to increased levels of non-performing loans and charge-offs and the uncertainty of the economic environment in Indiana. Non-interest expense in 2001 was unfavorably affected by the charge-off of $4,066,000 of overdrafts by a construction loan client.

On January 13, 2003, First Indiana acquired MetroBanCorp through a merger. MetroBanCorp had $196,000,000 in assets. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the financial results of the acquired entity are included in First Indiana’s consolidated financial statements from the January 13, 2003 acquisition date.

Net Interest Income

Net interest income was $76,900,000 in 2003, compared with $73,780,000 in 2002 and $74,049,000 in 2001. Earning assets averaged $2,083,300,000 in 2003, compared with $1,976,936,000 in 2002 and $2,006,008,000 in 2001. The acquisition of MetroBanCorp in January 2003 added approximately $126,685,000 in earning assets. Net interest margin is calculated as the percentage of net interest income to average earning assets. Net interest margin was 3.69 percent in 2003, compared to 3.73 percent in 2002 and 3.69 percent in 2001. Historically low interest rates continue to compress net interest margin and net interest income, as deposit rates have been unable to fully absorb reductions in market interest rates over the past several years. Increases in lower-cost demand and savings deposits in excess of ten percent in both of the past two years helped to partially offset the impact of interest rate reductions on net interest margin. It is not expected that further interest rate cuts will occur. Since First Indiana continues to be positioned to benefit from increasing rates, significant improvement in net interest margin is unlikely until market interest rates increase. See “Asset/Liability Management” for a more detailed discussion of the Corporation’s management of interest rate risk.

The Federal Reserve Open Market Committee reduced interest rates 11 times in 2001, and rapidly falling interest rates, combined with a net asset-sensitive position within a one-year time period, put downward pressure on net interest income and net interest margin in 2001. An 11 percent increase in lower-cost demand and savings deposits on average in 2001 helped to partially offset the impact of the rate reductions on net interest margin.

Net interest margin consists of two components: interest rate spread and the contribution of interest-free funds (primarily non-interest-bearing demand deposits and shareholders’ equity). Interest rate spread is the difference between the yield on total earning assets and the cost of total interest-bearing liabilities. The interest rate spread for 2003 was 3.36 percent, compared with 3.25 percent in 2002 and 3.02 percent in 2001.

The contribution of interest-free funds to net interest margin varies depending on the level of interest-free funds and the level of interest rates. Interest-free funds averaged $334,547,000 in 2003, $306,678,000 in 2002, and $280,101,000 in 2001. Interest-free funds provided 33 basis points to the margin in 2003, compared with 48 basis points in 2002 and 67 basis points in 2001. Although interest-free funds increased on average during the past two years, their impact has been declining as interest rates have decreased. As a result of the decrease in contribution from interest-free funds, even though interest rate spread improved, the net interest margin declined.

Net Interest Margin

	2003			2002			2001
(Dollars in Thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$5,014	$61	1.21%	$—	$—	—%	$—	$—	—%
Federal Funds Sold	227	3	1.23	1,412	20	1.41	13,463	478	3.55
Securities Available for Sale	177,898	8,035	4.52	145,172	8,501	5.86	155,767	9,880	6.34
Other Investments	24,194	1,252	5.18	22,523	1,367	6.07	21,968	1,627	7.41
Loans (1)
Business	562,138	28,716	5.11	478,151	26,889	5.62	358,168	27,231	7.60
Consumer	648,890	42,448	6.54	678,640	50,197	7.40	719,516	63,972	8.89
Residential Mortgage	299,519	15,563	5.20	293,316	18,683	6.37	394,583	27,629	7.00
Single-Family Construction	204,068	9,333	4.57	223,567	11,795	5.28	231,125	17,341	7.50
Commercial Real Estate	161,352	8,919	5.53	134,155	8,475	6.32	111,418	8,970	8.05

Total Loans	1,875,967	104,979	5.60	1,807,829	116,039	6.42	1,814,810	145,143	8.00

Total Earning Assets	2,083,300	114,330	5.49	1,976,936	125,927	6.37	2,006,008	157,128	7.83
Other Assets	134,446			107,356			101,446

Total Assets	$2,217,746			$2,084,292			$2,107,454

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand Deposits	$210,922	$1,096	0.52%	$162,822	$1,319	0.81%	$124,139	$1,620	1.30%
Savings Deposits	423,401	3,076	0.73	418,224	5,582	1.33	413,397	13,526	3.27
Certificates of Deposit	697,478	20,992	3.01	658,934	30,075	4.56	745,522	44,851	6.02

Total Interest-Bearing Deposits	1,331,801	25,164	1.89	1,239,980	36,976	2.98	1,283,058	59,997	4.68
Short-Term Borrowings	132,886	1,390	1.05	126,501	2,059	1.63	112,991	4,301	3.81
Federal Home Loan Bank Advances	262,666	9,360	3.56	301,710	12,962	4.30	329,858	18,781	5.69
Subordinated Notes	21,400	1,516	7.08	2,067	150	7.26	—	—	—

Total Interest-Bearing Liabilities	1,748,753	37,430	2.13	1,670,258	52,147	3.12	1,725,907	83,079	4.81
Non-Interest-Bearing Demand Deposits	209,126			154,148			126,910
Other Liabilities	40,122			40,738			46,307
Shareholders’ Equity	219,745			219,148			208,330

Total Liabilities and Shareholders’ Equity	$2,217,746			$2,084,292			$2,107,454

Net Interest Income/Spread		$76,900	3.36%		$73,780	3.25%		$74,049	3.02%

Net Interest Margin			3.69%			3.73%			3.69%

(1)	Included in loans are loans held for sale totaling $68.6 million, $50.1 million, and $34.9 million in 2003, 2002, and 2001, respectively, and non-accrual loans.

The following table shows the impact on net interest income of changes in interest rates and volume of the Corporation’s assets and liabilities. The change in interest not due solely to rate or volume has been allocated in proportion to the absolute dollar amounts of the change in each.

	2003 Compared with 2002			2002 Compared with 2001
	Increase (Decrease) Due to Change in		Net Change	Increase (Decrease) Due to Change in		Net Change
(Dollars in Thousands)	Rate	Volume		Rate	Volume
Interest Income
Interest-Bearing Deposits	$—	$61	$61	$—	$—	$—
Federal Funds Sold	(3)	(14)	(17)	(184)	(274)	(458)
Securities Available for Sale	(2,165)	1,699	(466)	(731)	(648)	(1,379)
Other Investments	(211)	96	(115)	(300)	40	(260)
Loans	(15,307)	4,247	(11,060)	(28,548)	(556)	(29,104)

	(17,686)	6,089	(11,597)	(29,763)	(1,438)	(31,201)
Interest Expense
Interest-Bearing Deposits
Demand Deposits	(550)	327	(223)	(719)	418	(301)
Savings Deposits	(2,574)	68	(2,506)	(8,100)	156	(7,944)
Certificates of Deposit	(10,754)	1,671	(9,083)	(9,975)	(4,801)	(14,776)
Short-Term Borrowings	(768)	99	(669)	(2,705)	463	(2,242)
FHLB Advances	(2,048)	(1,554)	(3,602)	(4,317)	(1,502)	(5,819)
Subordinated Notes	(4)	1,370	1,366	—	150	150

	(16,698)	1,981	(14,717)	(25,816)	(5,116)	(30,932)

Net Interest Income	$(988)	$4,108	$3,120	$(3,947)	$3,678	$(269)

Non-Interest Income

The following table shows First Indiana’s non-interest income for the past three years.

	Years Ended December 31
		Increase (Decrease)			Increase (Decrease)
(Dollars in Thousands)	2003	Amount	Percent	2002	Amount	Percent	2001
Deposit Charges	$16,895	$1,932	12.9%	$14,963	$3,419	29.6%	$11,544
Loan Servicing Income (Expense)	(2,079)	(2,492)	(603.4)	413	(549)	(57.1)	962
Loan Fees	2,610	(113)	(4.1)	2,723	(1,013)	(27.1)	3,736
Trust Fees	3,028	414	15.8	2,614	330	14.4	2,284
Somerset Fees	11,900	1,102	10.2	10,798	1,237	12.9	9,561
Investment Product Sales Commissions	1,717	(1,009)	(37.0)	2,726	781	40.2	1,945
Sale of Loans	10,822	2,391	28.4	8,431	(809)	(8.8)	9,240
Sale of Investment Securities	7	(305)	(97.8)	312	(231)	(42.5)	543
Other	4,663	878	23.2	3,785	(363)	(8.8)	4,148

	$49,563	$2,798	6.0%	$46,765	$2,802	6.4%	$43,963

Non-interest income totaled $49,563,000 in 2003, compared with $46,765,000 in 2002 and $43,963,000 in 2001. Included in non-interest income for the twelve months ended December 31, 2003, was $1,149,000 resulting from the acquisition of MetroBanCorp.

Deposit charges in 2003 increased 12.9 percent to $16,895,000 following a 29.6 percent increase to $14,963,000 in 2002. Included in deposit charges for the twelve months ended December 31, 2003, was

$1,075,000 resulting from the acquisition of MetroBanCorp. The remaining growth in deposit charges in 2003 and 2002 was in overdraft protection fees, account analysis fees from business demand accounts, and debit card fees. Overdraft protection fees increased $2,701,000 in 2002 over 2001, primarily as a result of a new product offered to selected clients, which was introduced in 2001.

Loan servicing expense was $2,079,000 in 2003, compared with income of $413,000 in 2002 and $962,000 in 2001. Loan servicing income consists of three related elements: fees received from servicing residential mortgage and home equity loans, amortization of capitalized servicing right assets, and changes in the valuation allowance on servicing right assets. Loan prepayments caused by historically low residential mortgage and home equity loan rates resulted in a 30.5 percent decrease to $432,920,000 in loans serviced for others at December 31, 2003, from $622,980,000 at December 31, 2002, and a 48.0 percent decrease from $833,336,000 at December 31, 2001. Rapid repayments accelerated the amortization of loan servicing rights and increased valuation impairment charges. In addition, fees collected from servicing loans were reduced due to the lower loan volume. The loan servicing loss in 2003 reflects continued high prepayments and adjustments to certain assumptions used in determining the estimated market value of the loan servicing rights portfolio. Valuation impairment charges in 2003 totaled $2,386,000. Additional information relating to loan servicing rights can be found in Note 3 of the Notes to the Consolidated Financial Statements.

Loan fees were $2,610,000 in 2003, down from $2,723,000 in 2002 and $3,736,000 in 2001. The economic slowdown in 2003 and 2002 resulted in significantly lower fee income-producing activities in business and single-family construction lending when compared with 2001.

Assets under management by FirstTrust Indiana, the Bank’s investment advisory and trust division, were $867,700,000, $658,357,000, and $673,668,000 at year-end 2003, 2002, and 2001, respectively. The increase in trust fees and assets under management by FirstTrust for 2003 compared to the same periods of 2002 and 2001, were mainly the result of successful efforts in developing new investment management relationships, as well as large additions to existing relationships.

Somerset fees increased primarily as a result of services rendered to new corporate clients that chose Somerset as their outside accountants and consultants, and, to a lesser extent, an increase in the number of services provided to existing clients.

Investment and insurance product sales commissions generated by First Indiana Investor Services, the Bank’s investment products and insurance sales subsidiary, fell in 2003 compared to a year ago, largely as the result of the lower interest rate environment, which caused the Bank’s insurance carriers to discontinue or offer less attractive products. Commission revenue also fell due to lower commission rates received on new product sales. Revenue in 2003 would have been lower without the Bank’s expanded distribution system utilizing licensed branch associates in order to better meet client service needs.

Consumer loans sold were $344,638,000 in 2003, compared with $269,534,000 in 2002 and $257,698,000 in 2001. The increase in 2003 gains on sale of loans when compared to gains in 2002 reflected the 27.9 percent increase in consumer loan sales. Although the volume of loans sold in 2002 increased from 2001, the gain on sale of loans decreased, primarily due to lower sales prices and profit margins. The gains on the sale of loans in 2002 and 2001 consist primarily of gains on the sale of fixed rate home equity loans. However, in 2003, sales of variable rate home equity lines of credit (“HELOC”) grew to $160,788,000 (46.7 percent of consumer loan sales) compared with $40,158,000 (14.9 percent of consumer loan sales) in 2002. The shift from originations and sales of fixed rate home equity loans to HELOCs reflected the market’s growing preference for this type of product. HELOCs offer an attractive prime-based interest rate, the ability to draw down or pay back principal at any time during the term of the loan, and the option of an interest-only monthly payment. Residential loans sold were $1,439,000 in 2003, compared with $314,000 in 2002 and $2,395,000 in 2001. The relatively low volume of residential loan sales is consistent with the Bank’s strategy to de-emphasize the residential mortgage banking business, which resulted in fewer residential loan originations.

Customer fee revenue included in other non-interest income increased over the three-year period as a result of prepayment fees on consumer loans, increased fees, an expanded customer base, and new products. Other non-interest income included a gain on the sale of a former branch building totaling $561,000 in 2001.

Non-Interest Expense

The following table shows First Indiana’s non-interest expense for the past three years.

	Years Ended December 31
		Increase (Decrease)			Increase (Decrease)
(Dollars in Thousands)	2003	Amount	Percent	2002	Amount	Percent	2001
Salaries	$40,447	$9,805	32.0%	$30,642	$12	—%	$30,630
Benefits	8,871	1,709	23.9	7,162	1,072	17.6	6,090
Net Occupancy	4,831	760	18.7	4,071	347	9.3	3,724
Equipment	6,751	711	11.8	6,040	(1,016)	(14.4)	7,056
Professional Services	6,026	1,263	26.5	4,763	641	15.6	4,122
Marketing	2,630	279	11.9	2,351	(73)	(3.0)	2,424
Telephone, Supplies, and Postage	4,034	812	25.2	3,222	(293)	(8.3)	3,515
Other Intangible Asset Amortization	736	736	—	—	—	—	—
Goodwill Amortization	—	—	—	—	(920)	(100.0)	920
Other Real Estate Owned Operations—Net	691	547	379.9	144	(257)	(64.1)	401
Deposit Insurance	236	(6)	(2.5)	242	(25)	(9.4)	267
Miscellaneous	8,384	519	6.6	7,865	(3,487)	(30.7)	11,352

	$83,637	$17,135	25.8%	$66,502	$(3,999)	(5.7)%	$70,501

Included in non-interest expense for the twelve months ended December 31, 2003 was $4,685,000 from the MetroBanCorp acquisition. Of these expenses, approximately $320,000 were directly associated with the integration of MetroBanCorp. Salary expense was $40,447,000 in 2003, compared with $30,642,000 in 2002. Included in 2003 salary expense was a $1,053,000 increase in salary expense resulting from an adjustment in the accrual for salaries and $1,387,000 for expenses associated with the retirement of the Bank’s president and chief executive officer. Management incentive bonus expense, although accrued at a reduced rate in 2003, was higher than in 2002, when previously accrued incentive awards totaling $1,828,000 were reversed. The MetroBank staff and staffing increases in the community bank, Somerset, and consumer finance bank segments and normal salary increases in 2003 account for the remainder of the salary expense increase when compared to 2002. Employee benefits in 2003 increased $1,709,000, or 23.9 percent, due to the staffing increases mentioned above, increased medical insurance premiums, and higher pension expense. Expense categories reflecting the increased 2003 operating expenses of the expanded branch network from the MetroBank merger as well as normal expense increases were net occupancy, equipment, and telephone, supplies, and postage expense. Marketing expense increased 11.9 percent over 2002 expense. In 2002, marketing expense was reduced as part of an overall expense control effort. Professional services expense in 2003 increased 26.5 percent over 2002 expense due to increased legal and other professional expenses associated with loan delinquencies and foreclosures and executive search services. Other intangible asset amortization commenced in 2003 reflecting the establishment and amortization of a core deposit intangible and non-compete agreement intangible related to the purchase of MetroBanCorp.

Non-interest expense in 2002 was $66,502,000, compared with $70,501,000 in 2001. Included in 2001 miscellaneous non-interest expense was the write-off of $4,066,000 in overdrafts by a construction loan client. Salary expense was $30,642,000 in 2002, compared with $30,630,000 in 2001. Management incentive bonus was not paid to employees of First Indiana Corporation or First Indiana Bank for 2002 or 2001. In 2002, multi-year incentive awards and restricted stock awards were forfeited and the compensation expense associated with these awards which began accruing in 2000 was reversed. Excluding the impact of management incentive and restricted stock awards and the reversal of such accruals in 2002, salary expense was $31,662,000 in 2002, compared with $29,461,000 in 2001, an increase of 7.5 percent. This increase consisted primarily of salaries for new associates in strategically targeted business reporting units including corporate banking, retail banking, and Somerset, and normal salary increases. Employee benefits in 2002 increased $1,072,000, or 17.6 percent, due to the staffing increases mentioned above, increased medical insurance premiums, and higher pension expense. Expense categories benefiting from expense control efforts in 2002 (when compared with 2001) were equipment expense, marketing, and telephone, supplies, and postage expense. These categories saw a total decrease of $1,382,000 in 2002. Due to the adoption of a new accounting standard, First Indiana ceased amortization of goodwill in 2002. Goodwill amortization in 2001 was $920,000.

The Corporation’s efficiency ratio for the year 2003 was 66.14 percent, compared with 55.17 percent in 2002 and 59.74 percent in 2001. The efficiency ratio of First Indiana Bank for the year 2003 was 59.15 percent, compared with 50.24 percent in 2002 and 53.61 percent in 2001. For both entities, the efficiency ratios in 2003 increased over the efficiency ratios in 2002, primarily due to the increase in non-interest expense in 2003 compared with 2002. In 2002, the efficiency ratio decreased from the 2001 efficiency ratio due in large part to the increased level of non-interest income and the expense control reflected in lower non-interest expense. The efficiency ratio is an indication of the amount of expense incurred to produce a dollar of revenue. The efficiency ratio is calculated by dividing non-interest expense by total revenue (the sum of net interest income and non-interest income).

Income Tax Expense

The following table shows the Corporation’s income before income taxes, as well as applicable income taxes and effective tax rates for each of the past three years.

(Dollars in Thousands)	2003	2002	2001
Income Before Income Taxes	$3,852	$33,287	$32,283
Income Taxes	1,323	12,107	12,274
Effective Tax Rate	34.3%	36.4%	38.0%

The Corporation’s effective tax rate has declined over the past three years, primarily as a result of a reduction in state income taxes. In connection with the decrease in earnings in 2003 and the Corporation’s state tax profile, the Corporation had a loss for state income tax purposes. Additional data on income taxes can be found in Note 12 of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

First Indiana’s total assets at December 31, 2003, were $2,193,137,000, compared with $2,125,590,000 at December 31, 2002, and $2,046,657,000 at December 31, 2001. The acquisition of MetroBanCorp in January 2003 added approximately $196,000,000 to total assets. This increase in assets was partially offset by the use of cash for the acquisition as well as by prepayment activity in consumer loans as discussed below.

Loans

Loan Portfolio Composition. The following table sets forth information concerning the composition of the Bank’s loan portfolio in dollar amounts and in percentages by type of loan.

	At December 31
	2003		2002		2001		2000		1999
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Loans
Business Loans	$515,316	28.4%	$501,213	27.3%	$443,461	25.2%	$263,750	14.8%	$211,005	12.4%
Single-Family Construction Loans	192,450	10.6	212,772	11.6	224,926	12.8	207,569	11.6	274,010	16.1
Commercial Real Estate Loans	178,378	9.8	146,174	8.0	120,485	6.9	98,740	5.5	60,371	3.5
Consumer Loans
Home Equity Loans	591,565	32.6	654,930	35.6	664,692	37.8	737,371	41.4	665,177	39.1
Other Consumer Loans	20,460	1.1	11,220	0.6	10,419	0.6	10,920	0.6	10,584	0.6
Residential Mortgage Loans	316,822	17.5	311,324	16.9	292,503	16.7	466,125	26.1	481,034	28.3

Total Loans	$1,814,991	100.0%	$1,837,633	100.0%	$1,756,486	100.0%	$1,784,475	100.0%	$1,702,181	100.0%

Commercial Loans. The Bank offers a variety of commercial loans, including business loans, single-family construction loans, and commercial real estate loans. Over the past four years, First Indiana has expanded its efforts in commercial lending and treasury management services. Rather than concentrating exclusively on lending transactions, First Indiana’s sales force seeks to be its clients’ Trusted Advisor by taking a holistic approach, with the goal of learning about all of their clients’ business and personal needs and recommending a comprehensive solution, including treasury management services, benefits consulting, and tax and estate planning. First Indiana’s merger with The Somerset Group in 2000 was designed to facilitate this holistic approach. The commercial segment of the loan portfolio is diversified by industry and by relative size of loan relationships. The average outstanding balance of all commercial loans was $244,000 at December 31, 2003.

While business loans were up at year-end 2003 compared to year-end 2002, business loans outstanding declined $36 million from the end of the third quarter to the end of the fourth quarter of 2003. There were two main reasons for this decrease. Business loan demand weakened throughout 2003 because of the uncertain economy in the country in general and in Indiana specifically. In addition, First Indiana’s focus on improving credit quality had a direct effect on business loan volume. As the business portfolio was repositioned throughout the latter part of 2003, the result was an intentional reduction in business loans outstanding. Since identified credit issues have been addressed, the Bank has returned to a focus on business development and expects to expand the business loan portfolio in 2004.

Business loans include loans to small- and middle-market companies in Central Indiana. As reflected in the table above, First Indiana’s strategies have resulted in significant growth in business loans over the last four years. Business loans as a percentage of total loans have grown from 12.4 percent in 1999 to 28.4 percent in 2003. Strategies for 2004 and beyond call for continued growth in this market segment, as well as an overall increase in the market share of the Indianapolis area.

The majority of First Indiana’s business loans have variable rates, which provide immediate adjustments when interest rate changes occur. This portfolio of loans is widely diversified with loans to companies in a variety of industries, including distribution, manufacturing, transportation, finance, and various services. This diversification minimizes industry concentration risks and allows for management of risks due to changing economic conditions. The Bank had 12.0 percent of business loan commitments to a single industry group (specialty finance) at December 31, 2003. The next highest industry group concentration was 7.9 percent of business loan commitments (mortgage bankers). The Bank has 123 loan relationships with commitments over $1,000,000.

Single-family construction loans are made both to builders and to individuals. The Bank originates construction loans through its lending offices in Indianapolis, Indiana; Charlotte and Raleigh, North Carolina; Phoenix, Arizona; and Orlando, Florida. These loans have terms ranging from six months to one year. At December 31, 2003 and 2002, the Bank’s construction loans outstanding equaled $192,450,000 and $212,772,000, respectively.

Commercial real estate loans were $178,378,000 at December 31, 2003, compared with $146,174,000 one year earlier. Included in commercial real estate loans at December 31, 2003 and 2002, were $83,247,000 and $76,988,000 in land development loans, which are for the acquisition and development of building lots for single-family housing units in the metropolitan areas of Indianapolis, Charlotte, Raleigh, Phoenix, and Orlando. The interest rate on land development loans is generally in excess of the Bank’s prime rate and the term of these loans is generally 36 months or less. The remainder of the Bank’s portfolio of commercial real estate loans, an area of anticipated growth for the year 2004, includes office buildings, strip centers, and multi-family units primarily in the Indianapolis market. The usual term of these loans is three to five years.

The following table presents the remaining maturities and interest rate sensitivity of commercial loans at December 31, 2003.

	Remaining Maturities
(Dollars in Thousands)	One Year or Less	Over One Year to Five Years	Over Five Years	Total	Percent
Type of Loan:
Business	$451,883	$63,433	$—	$515,316	58.15%
Single-Family Construction	182,873	9,577	—	192,450	21.72
Commercial Real Estate	137,634	24,936	15,808	178,378	20.13

Total	$772,390	$97,946	$15,808	$886,144	100.00%

Rate Sensitivity:
Fixed Rate	$33,207	$70,624	$15,808	$119,639	13.50%
Adjustable Rate	739,183	27,322	—	766,505	86.50

Total	$772,390	$97,946	$15,808	$886,144	100.00%

Consumer Loans. Home equity loans and home equity lines of credit account for 96.7 percent and 98.3 percent of consumer loans at December 31, 2003 and 2002, respectively. Economic and market conditions coupled with the Bank’s consumer loan strategies led to several significant trends in 2003 and 2002. As market interest rates decreased, borrowers’ preferences moved away from closed-end home equity loans to HELOCs. This product offers an attractive prime-based interest rate, the ability to draw down or pay back principal at any time during the term of the loan, and the option of an interest-only monthly payment. Borrowers took advantage of the lower rate environment by paying off existing loans and refinancing their debt at lower rates. To take advantage of this demand, the Bank developed and offered customers HELOC products with competitive rates and features through its national network of loan originators in 47 states along with the Bank’s loan originators. The Bank has successfully developed expertise in selling both closed-end and line of credit home equity loans into the secondary market. As a result, First Indiana home equity loan origination and sales volume has grown each of the last three years. First Indiana’s strategies in 2004 call for continued expansion of consumer originations and sales by maintaining existing relationships and expanding the loan origination network.

The Bank originates a full range of fixed rate and adjustable rate consumer loans with varying levels of credit risk. These range from “A” to sub-prime credits. The sub-prime loans typically involve lower credit scores with higher loan-to-value ratios up to 115 percent. Sub-prime loans are sold to investors. “A” credit quality loans with typically lower loan-to-value ratios may be retained in the Bank’s portfolio or sold to investors. Home equity loan originations in 2003 totaled $481,828,000, of which 50.3 percent were HELOCs. This compares with 2002 home equity loan originations of $464,187,000, of which 43.7 percent were HELOCs, and 2001 home equity loan originations of $394,676,000, of which 21.3 percent were HELOCs.

During 2003, the Bank sold $344,638,000 in home equity loans, a 27.9 percent increase from sales of $269,534,000 in 2002 and a 33.7 percent increase from sales of $257,698,000 in 2001. Of the home equity loans sold in 2003, $160,788,000, or 46.7 percent, consisted of HELOCs compared with $40,158,000, or 14.9 percent, of home equity sales in 2002. Home equity loans sold as a percent of home equity loans originated in 2003 and 2002 were 72 percent and 58 percent, respectively.

At December 31, 2003, consumer loans totaled $612,025,000, compared with $666,150,000 and $675,111,000 at December 31, 2002 and 2001, respectively. The Bank experienced a decrease in consumer loans outstanding in 2003 and 2002 as a result of prepayments and increased sales of consumer loan production. Partially offsetting this decrease was approximately $23,714,000 of consumer loans acquired from MetroBanCorp in 2003. Reflecting the trend previously discussed, HELOC balances at December 31, 2003 totaled $342,236,000, or 55.9 percent, of consumer loans, compared with $328,796,000, or 49.4 percent, of consumer loans at December 31, 2002. Consumer loans generally have shorter terms and higher interest rates than residential loans, but involve higher credit risk. Of the Bank’s consumer loans outstanding at December 31, 2003, 96.7 percent were secured by first or second mortgages on real property. At December 31, 2003, the Bank had $34,724,000 in closed-end consumer loans held for sale and $33,881,000 in home equity lines of credit held for sale. At December 31, 2002, the Bank had $17,380,000 in closed-end consumer loans held for sale and $32,692,000 in home equity lines of credit held for sale. At December 31, 2001, the Bank had $34,756,000 in home equity loans held for sale, which did not include any home equity lines of credit.

Additionally, the Bank makes loans secured by deposits and overdraft loans in connection with its checking accounts; auto loans; fixed rate and fixed term secured and unsecured loans; and offers Visa credit cards through an agent.

Residential Mortgage Loans. Residential mortgage loans outstanding totaled $316,822,000 at December 31, 2003, compared with $311,324,000 and $292,503,000 at year-end 2002 and 2001, respectively. Due to historically low residential loan interest rates in 2003 and 2002, First Indiana experienced significant loan prepayments in its residential loan portfolio. In 2003, the Bank originated $55,876,000 and purchased $109,789,000 in primarily adjustable rate residential mortgage loans. In 2002, the Bank originated $14,264,000 and purchased $142,492,000 in primarily adjustable rate residential mortgage loans. This compares with loan originations of $771,000 in 2001. The Bank did not purchase residential mortgage loans in 2001. While the Bank decided to de-emphasize the traditional mortgage banking business in 1999, there remains a need within the Bank’s loan portfolio for credit and yield diversification. Consequently, in light of the strong residential mortgage loan prepayments during 2003 and 2002, the Bank pursued a strategy of maintaining a level of diversification by originating and purchasing residential mortgage loans. Sales of fixed rate residential mortgage loans into the secondary market in 2003, 2002, and 2001 were $1,439,000, $314,000, and $2,395,000, respectively. Gains on residential loan sales in 2003 were $16,000, compared with $40,000 in 2002 and $63,000 in 2001.

The original contractual loan payment period for residential mortgage loans originated by the Bank normally ranges from 10 to 30 years. Because borrowers may refinance or prepay their loans, they normally remain outstanding for a substantially shorter period.

First Indiana’s residential loan strategy in 2004 calls for maintaining the residential loan portfolio at a level consistent with the diversification goal of 2003 and 2002. Increased emphasis will be placed on developing sources and volumes of loan originations, coupled with a de-emphasis on loan purchases.

As part of its residential loan origination activities, in 2003 First Indiana developed a network of residential loan correspondents with whom the Bank links prospective borrowers. First Indiana does not fund these mortgages, but collects a fee for this service. In 2003, First Indiana produced $29,455,000 of residential loans for correspondents and fees of $473,000 were recognized.

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

At December 31, 2003, First Indiana’s investments totaled $240,410,000, or 11.0 percent of total assets, and consisted of securities available for sale, carried at fair market value, and other investments, carried at cost.

The distribution of securities available for sale is detailed below.

	December 31
(Dollars in Thousands)	2003	2002	2001
U.S. Treasuries & Government Agencies	$130,543	$112,346	$110,555
Mortgage-Backed Securities	84,910	26,046	34,569
Other Asset-Backed Securities	—	65	210
Corporate Debt Securities	—	—	2,529

Total	$215,453	$138,457	$147,863

At December 31, 2003, securities available for sale had the following maturity and yield characteristics.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in Thousands)	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Yield
U.S. Treasuries & Government Agencies	$40,879	5.60%	$88,267	3.75%	$—	—%	$1,397	3.20%	$130,543	4.32%
Mortgage-Backed Securities	—	—	1,353	6.33	78,266	3.58	5,291	6.48	84,910	3.80

Total	$40,879	5.60%	$89,620	3.79%	$78,266	3.58%	$6,688	5.79%	$215,453	4.14%

For additional information concerning securities available for sale, see Note 4 of the Corporation’s Consolidated Financial Statements.

Included in other investments are Federal Reserve Bank Stock, Federal Home Loan Bank Stock, and Common Securities in the Corporation’s grantor trusts: First Indiana Capital Trust I and First Indiana Capital Statutory Trust II. The Bank is required by the Federal Reserve Board to own shares of Federal Reserve Bank (“FRB”) stock. FRB stock, which is a restricted investment security, is carried at its cost. In addition, as a member of the Federal Home Loan Bank of Indianapolis (“FHLB”), the Bank is required to own shares of capital stock in the FHLB. FHLB stock is carried at its cost, since it is a restricted investment security. The Bank is required to hold approximately $13,774,000 of FHLB stock. The Corporation’s holdings in FHLB stock are redeemable only upon five years’ notice to the FHLB. In connection with the formation of First Indiana Capital Trust I (“Trust I”) and First Indiana Capital Statutory Trust II (“Trust II”), Trust I and Trust II issued Common

Securities to the Corporation. The Common Securities for each trust are carried at their cost since they are restricted investment securities. The Common Securities are not redeemable until the related subordinated notes are redeemed (according to the subordinated note terms).

The composition of other investments is summarized as follows.

	December 31
(Dollars in Thousands)	2003	2002	2001
FRB Stock	$1,110	$900	$900
FHLB Stock	23,103	21,591	21,591
Capital Trusts Common Securities	744	372	—

	$24,957	$22,863	$22,491

Sources of Funds

General. Deposits are an important source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from repayments of loans and mortgage-backed securities, Federal Home Loan Bank advances, repurchase agreements, short-term borrowings, and sales of loans. Repayments of loans and mortgage-backed securities are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, or to support expanded activities. Historically, the Bank’s borrowings have been primarily from the FHLB and through repurchase agreements. First Indiana Corporation’s outside sources of funds include a $10,000,000 line of credit with a commercial bank and subordinated notes.

Deposits. The Bank has a wide variety of deposit programs designed to attract both short-term and long-term deposits from the general public. These deposit accounts include non-interest-bearing retail and business demand accounts, money market checking accounts, savings accounts, money market savings accounts, and fixed and variable rate certificates of deposit. Throughout 2002 and 2003, the Bank has pursued a strategy of building core deposits (retail and commercial checking and savings accounts). Savings account balances declined in 2002 following an unusual increase in 2001, precipitated by the stock market decline and the aftermath of September 11. Nevertheless, as a percentage of total deposits, demand and savings deposits increased to 57.3 percent at December 31, 2003, compared with 56.7 percent at December 31, 2002 and 54.6 percent at

December 31, 2001. In 2004, the Bank plans to continue to increase checking and savings accounts in an effort to reduce funding costs and strengthen core deposits, which furthers the Bank’s Trusted Advisor strategy by forming the basis of long-term relationships.

The following table reflects the increase (decrease) in various types of deposits offered by the Bank for each of the periods indicated.

(Dollars in Thousands)	Balance at December 31, 2003	2003 Net Increase (Decrease)	Balance at December 31, 2002	2002 Net Increase (Decrease)	Balance at December 31, 2001	2001 Net Increase (Decrease)	Balance at December 31, 2000
Non-Interest-Bearing Demand	$235,811	$55,422	$180,389	$15,366	$165,023	$41,187	$123,836
Interest-Bearing Demand	217,353	37,602	179,751	39,576	140,175	24,524	115,651
Savings	400,804	2,052	398,752	(49,080)	447,832	72,501	375,331
CDs under $100,000	312,051	1,681	310,370	(42,396)	352,766	(48,955)	401,721
CDs $100,000 and Greater	323,953	54,011	269,942	(3,740)	273,682	(109,762)	383,444

Totals	$1,489,972	$150,768	$1,339,204	$(40,274)	$1,379,478	$(20,505)	$1,399,983

The Bank issues certificates of deposit in denominations of $100,000 and greater through brokers as well as directly to public entities such as municipalities and to retail customers through the Bank’s branches, the Internet, and the Bank’s Call Center. At December 31, 2003, these certificates of deposit included $47,227,000 in brokered funds, $191,201,000 in public funds, and $85,511,000 in retail funds. The Bank’s certificates of deposit of $100,000 or more at December 31, 2003, the maturities of such deposits, and the percentage of total deposits represented by these certificates are set forth in the table below.

(Dollars in Thousands)	Three Months or Less	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total	Percent of Deposits
Certificates of Deposit $100,000 and Greater	$179,829	$45,218	$38,550	$60,356	$323,953	21.7%

Borrowings. The Federal Home Loan Bank of Indianapolis functions as a central reserve bank providing credit for depository institutions in Indiana and Michigan. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of the Bank’s residential mortgage loans, low loan-to-value home equity loans, and other assets, subject to credit standards. The FHLB advances are made pursuant to several different credit programs, each with its own interest rate and range of maturities. At December 31, 2003, the Bank had $265,488,000 in FHLB advances, with a weighted average interest rate of 3.30 percent. Of these advances, $135,000,000 carried floating interest rates that reset daily or quarterly. The FHLB had the right to require the Bank to repay $110,000,000 in advances at certain designated dates.

The Bank and approved correspondent banks from time to time enter into short-term borrowing agreements that are classified as federal funds purchased. These borrowings are not collateralized and generally have maturities from one to 30 days. At December 31, 2003, federal funds purchased totaled $6,000,000 with a weighted average interest rate of 1.25 percent.

The Bank enters into repurchase agreements with registered government securities dealers as a short-term source of borrowing. Additionally, First Indiana has repurchase agreements with several of its depositors, under which clients’ funds are invested daily into a non-FDIC-insured, interest-bearing account. At December 31, 2003, the Bank had repurchase agreements totaling $141,074,000, with a weighted average interest rate of 0.84 percent. First Indiana’s repurchase agreements are collateralized by qualifying investment securities.

In October 2002, the Corporation formed First Indiana Capital Trust I (“Trust I”) for the purpose of issuing $12,000,000 of trust preferred securities to the public. This unconsolidated grantor trust’s sole assets are junior subordinated notes issued by the Corporation. The notes have a stated term of 30 years (October 30, 2032) but may be redeemed at par in part or in full beginning October 30, 2007, and any calendar quarter end date thereafter, subject to approval by the Federal Reserve Board. The notes have a fixed rate of interest of 6.92 percent through October 30, 2007, and a floating rate of interest, reset quarterly, equal to the London interbank offered rate (“LIBOR”) plus 3.35 percent thereafter to maturity. Interest is payable quarterly and the distribution rate of the trust preferred securities is equal to the interest rate of the notes. The balance of the Trust I junior subordinated notes, net of unamortized discount, was $12,211,000 at December 31, 2003 and $12,169,000 at December 31, 2002.

In June 2003, First Indiana formed First Indiana Capital Statutory Trust II (“Trust II”) for the purpose of issuing $12,000,000 in trust preferred securities through a private placement. The unconsolidated grantor trust invested the proceeds of such trust preferred securities in junior subordinated notes of the Corporation. These trust preferred securities were issued at a discount of $240,000. The sole assets of the grantor trust are the notes held by the grantor trust. The notes have a stated term of 30 years (June 26, 2033) but may be redeemed at par in part or in full beginning June 26, 2008, and quarterly thereafter, subject to approval by the Federal Reserve Board. The notes have a fixed rate of interest of 5.55 percent through June 26, 2008, and a floating rate of interest, reset quarterly, equal to LIBOR plus 3.10 percent thereafter to maturity. Interest on the notes is payable quarterly in arrears. The distribution rate on the trust preferred securities equals the interest rate of the notes. The balance of the Trust II junior subordinated notes, net of unamortized discount, was $12,156,000 at December 31, 2003.

In connection with the notes issued to Trust I and Trust II, the Corporation has the right to defer payment of interest on the notes at any time or from time to time for a period not to exceed five years, provided that no extension period may extend beyond the stated maturity of the notes. During any such extension period, distributions on the trust preferred securities will also be deferred and First Indiana’s ability to pay dividends on its common stock will be restricted.

With respect to Trust I and Trust II, the trust preferred securities are subject to mandatory redemption upon repayment of the notes at their stated maturity dates or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by the Corporation upon concurrent repayment of the notes.

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

In December 2003, FASB issued revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) that required the deconsolidation of these statutory trusts. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

In November 2003, the Corporation issued $22,500,000 in ten-year subordinated notes with a 7.50 percent fixed rate of interest. Interest is payable semi-annually and the notes qualify as Tier 2 capital for regulatory purposes. At December 31, 2003, the balance of these subordinated notes, net of discount, was $22,167,000.

ASSET QUALITY

General. The Corporation’s asset quality is directly affected by the credit risk of the assets on the Bank’s balance sheet. Most of the Bank’s credit risk is concentrated in its loan portfolios. There are varying degrees of credit risk within each of the individual loan portfolios. Credit risk is managed through asset selection focusing on portfolio diversification by loan types and geography, by defining and limiting exposures to a single client or industry, by requiring collateral, and by integrating consistent lending policies and underwriting criteria throughout the credit process. The accurate and timely identification of credit risk is verified independently from the relationship management and loan operation areas of the Bank through the Bank’s loan review process which now reports directly to the Audit Committee of the Board of Directors.

Additional information relating to non-performing assets, loan charge-offs, and impaired loans may be found in Note 1 and Note 6 of the Notes to Consolidated Financial Statements.

Non-Performing Assets. Non-performing assets consist of non-accrual loans, loans 90 days or more past due and still accruing interest, and other real estate owned (“OREO”). At December 31, 2003, non-performing assets were $38,882,000, compared with $51,756,000 at December 31, 2002 and $46,803,000 at December 31, 2001.

Non-performing business loans totaled $10,536,000 at December 31, 2003, compared with $21,769,000 at December 31, 2002, a decrease of $11,233,000. The decrease was due to the resolution of several non-performing business loans in conjunction with payments received and, in several instances, additional charge-offs due to deterioration of the value of the underlying collateral securing the loans. Loans totaling $5,747,000 were charged off and payments totaling $11,361,000 were received on existing non-performing business loans. Partially offsetting these reductions was a net addition of $5,875,000 in new non-performing business loans. During 2003, business loans totaling $22,100,000 were classified as non-performing, of which $16,225,000 was charged off. Non-performing single-family construction loans at December 31, 2003, totaled $7,519,000, compared with $4,286,000 at December 31, 2002, an increase of $3,233,000. This increase is largely due to the classification of the under-collateralized loan of an out-of-state builder as non-performing in the second quarter of 2003. Non-performing commercial real estate loans totaled $4,743,000 at December 31, 2003, compared with $2,059,000 at December 31, 2002, an increase of $2,684,000. This increase is largely due to one loan placed on non-accrual status in the first quarter of 2003. At December 31, 2003, non-performing consumer loans totaled $10,093,000, compared with $12,498,000 at December 31, 2002, a decrease of $2,405,000. This improvement is attributable to enhanced efforts in collection and liquidation of the non-performing consumer portfolio accomplished through staffing, process, and technological improvements. These same efforts, along with continued success in liquidating OREO properties, have positively impacted the level of OREO, which declined to $3,780,000 at year-end 2003 from $8,670,000 a year earlier.

The amount of interest on non-performing loans that was contractually due in 2003 totaled $3,859,000. Of this amount, $1,023,000 was actually recorded in 2003.

Non-Performing Assets

	December 31
(Dollars in Thousands)	2003	2002	2001	2000	1999
Non-Performing Loans
Non-Accrual Loans
Business	$9,483	$20,234	$5,880	$1,970	$2,525
Consumer	7,402	9,405	13,532	9,008	4,282
Residential Mortgage	2,211	2,474	6,447	5,127	3,564
Single-Family Construction	7,165	4,286	8,165	3,987	4,090
Commercial Real Estate	4,743	2,059	2,475	1,618	—

Total Non-Accrual Loans	31,004	38,458	36,499	21,710	14,461
Accruing Loans
Business—Current as to Interest and Principal	—	—	—	7,118	—
Business—Past Due 90 Days or More	1,053	1,535	307	—	—
Consumer—Past Due 90 Days or More	2,691	3,093	3,005	3,720	3,211
Single-Family Construction—Past Due 90 Days or More	354	—	—	—	—

Total Accruing Loans	4,098	4,628	3,312	10,838	3,211

Total Non-Performing Loans	35,102	43,086	39,811	32,548	17,672
Other Real Estate Owned, Net	3,780	8,670	6,992	2,593	1,227

Total Non-Performing Assets	$38,882	$51,756	$46,803	$35,141	$18,899

Non-Performing Loans to Loans at End of Year	1.93%	2.34%	2.27%	1.82%	1.04%
Non-Performing Assets to Loans and OREO at End of Year	2.14	2.80	2.65	1.97	1.11

Potential Problem Assets. The Bank had $51,578,000 in potential problem loans at December 31, 2003. Of this amount, $49,053,000 represented loans to 55 separate business credits with an average loan amount of

$892,000. The largest single loan was $5,544,000 and only 15 credits had a current loan amount over $1,000,000. The remaining potential problem loans totaled $2,525,000 and consisted of eight construction and commercial real estate credits. The largest single current loan amount was $620,000.

These are loans with a risk grade of “substandard” that are performing according to their loan agreements, but the borrowers’ financial operations and financial condition caused the Bank’s management to question their ability to comply with present repayment terms in the future. The business loans are collateralized with real estate and other assets. The construction and commercial real estate loans are collateralized with completed residential and commercial real estate and developed lots or land developments in progress and raw land.

Allowance for Loan Losses. An analysis of the adequacy of the allowance is completed each quarter and reviewed and approved by the Investment Committee of the Board of Directors. Over the past three years, First Indiana has been making the transition from a savings bank to a commercial bank and has grown the commercial loan portfolio, both in loans outstanding and as a percent of the total loan portfolio. In the third quarter of 2003, following an independent evaluation of the commercial loan portfolio, the Corporation revised its approach for calculating the allowance for loan losses. The allowance for loan losses is maintained at the level deemed adequate to cover losses inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and historical loss experience. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance and may require the Corporation to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

An assessment of the credit risk of each loan greater than $250,000 in the commercial portfolio, including business, construction, and commercial real estate loans, is completed, which results in a risk rating (risk grade). Each relationship manager is responsible and accountable for the timely and accurate risk rating of each credit within his or her loan portfolio. The Bank utilizes a ten grade risk rating system with six pass grades and four criticized grades which correlate to the banking regulators’ grades of special mention, substandard, doubtful, and loss. For homogeneous loan portfolios and smaller balance commercial loans, loans that are current or less than 90 days past due are considered pass loans and loans 90 days or more past due are assigned a risk rating of substandard.

The determination of the adequacy of the allowance for loan losses is based on projections and estimates concerning portfolio trends and credit losses. However, there are several other factors which impact the projections and estimates, which include national and local economic trends, portfolio management and trends, and the assessment of credit risk on performing loans and non-performing loans. Regardless of the extent of the analysis in determining the adequacy of the allowance for loan losses, certain inherent but undetected losses are probable in the loan portfolio. These undetected losses are due to several factors, including delays in obtaining information concerning a customer’s financial condition, interpretation of economic trends and events, the sensitivity of assumptions, and the judgmental nature of loss estimates. Therefore, the analysis incorporates qualitative management factors to address the external factors that impact credit losses and the level of imprecision in the analysis.

The reserve requirement for each loan portfolio is segmented into four components: (i) the required reserve on pass loans; (ii) the required reserve on performing criticized loans; (iii) the required reserve on non-performing loans; and (iv) the qualitative management adjustment (“Management Factors”). The loans and groups of loans in the criticized risk rating categories that are both performing and non-performing loans inherently have a higher degree of risk and are generally assigned a higher reserve requirement, or in the case of impaired collateral dependent loans, the amount of the impairment may be charged-off. The allowance is allocated to each portfolio based on the sum of the reserve requirement established for each of the four components.

The assessment of Management Factors is qualitative and their absolute impact to credit losses can not be determined. Therefore, the required reserve is determined based on a range for the Management Factors. An upper limit is calculated based on the assigned weight plus 5.0 percentage points and a lower limit is established based on the assigned weight less 2.5 percentage points.

Allocation of Allowance for Loan Losses

The following table presents an allocation of the Bank’s allowance for loan losses at the dates indicated.

	December 31
	2003		2002		2001		2000		1999
(Dollars in Thousands)	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Balance at End of Period Applicable to:
Business Loans	$30,449	28.4%	$15,959	27.3%	$9,664	25.2%	$6,830	14.8%	$3,797	12.4%
Consumer Loans	10,463	33.7	17,576	36.2	19,170	38.4	16,212	42.0	10,665	40.4
Residential Mortgage Loans	656	17.5	546	16.9	1,067	16.7	924	26.1	673	27.0
Single-Family Construction Loans	5,798	10.6	1,797	11.6	2,516	12.8	2,923	11.6	5,464	16.4
Commercial Real Estate Loans	1,400	9.8	2,154	8.0	2,124	6.9	1,209	5.5	876	3.8
Unallocated	4,431	—	6,437	—	2,594	—	5,480	—	7,284	—

	$53,197	100.0%	$44,469	100.0%	$37,135	100.0%	$33,578	100.0%	$28,759	100.0%

Summary of Allowance for Loan Loss Activity. The provision for loan losses was $38,974,000 for 2003, compared with $20,756,000 for 2002 and $15,228,000 for 2001. Net charge-offs for 2003 totaled $31,513,000, compared with $13,422,000 for 2002 and $11,671,000 for 2001. In the second quarter of 2003, the Bank recorded a provision of $16,091,000 in response, principally, to the charge-off of two large business loans totaling $15,444,000, as well as management’s overall evaluation of the risks in the loan portfolio. In the third quarter of 2003, the Bank recorded a provision of $13,548,000 based on a further review of the business loan portfolio, including an analysis performed by an independent third party, a continued evaluation of the risks in the loan portfolio, and the factors contained in the Bank’s revised approach for calculating the allowance for loan losses. Sixty-seven percent of the commercial loan portfolio commitments were reviewed by the independent evaluation firm. Included in the review were the majority of the largest loans and all commercial loans in excess of $500,000 that were internally graded special mention or worse. Management fully agreed with the results of this independent review, which resulted in a downgrade of 7 percent (by dollar amount) of the Bank’s commercial loans reviewed, including its business lending portfolio. In the fourth quarter of 2003, the Bank recorded charge-offs totaling $3,418,000 of commercial loans that had been identified in previous portfolio reviews. The increase in the provision in 2002 compared with 2001 was principally due to the deterioration of several construction and business loan relationships. The aggregate credit facilities of two business banking clients involved in the construction-related industry totaling $11,378,000 were added to non-performing loans in the fourth quarter of 2002, and $3,000,000 relating to these two clients’ loans was charged off during that quarter.

The allowance for loan losses was $53,197,000 at December 31, 2003, or 152 percent of non-performing loans.

The allowance for loan losses to loans ratio at December 31, 2003 increased to 2.93 percent, compared with 2.42 percent and 2.11 percent at December 31, 2002 and 2001. Business loan charge-offs in 2003 increased significantly from comparable charge-offs in 2002 and 2001 and were the principal reason for the increase in the charge-off ratio. Non-performing loans were $35,102,000 at December 31, 2003, compared with $43,086,000 at December 31, 2002, and $39,811,000 at December 31, 2001.

Summary of Loan Loss Experience

	Years Ended December 31
(Dollars in Thousands)	2003	2002	2001	2000	1999
Balance of Allowance for Loan Losses at Beginning of Year	$44,469	$37,135	$33,578	$28,759	$25,700
Charge-Offs
Business	22,820	6,813	4,464	380	2,015
Consumer	5,737	6,323	6,528	5,019	5,114
Residential Mortgage	157	150	160	68	30
Single-Family Construction	5,026	641	764	477	412
Commercial Real Estate	101	729	855	—	—

Total Charge-Offs	33,841	14,656	12,771	5,944	7,571
Recoveries
Business	1,155	293	181	213	22
Consumer	878	851	729	662	963
Residential Mortgage	7	3	1	6	—
Single-Family Construction	254	72	188	126	235
Commercial Real Estate	34	15	1	—	—

Total Recoveries	2,328	1,234	1,100	1,007	1,220

Net Charge-Offs	31,513	13,422	11,671	4,937	6,351
Provision for Loan Losses	38,974	20,756	15,228	9,756	9,410
Allowance Related to Bank Acquired	1,709	—	—	—	—
Transfer to Reserve for Letters of Credit	(442)	—	—	—	—

Balance of Allowance for Loan Losses at End of Year	$53,197	$44,469	$37,135	$33,578	$28,759

Net Charge-Offs to Average Loans	1.68%	0.74%	0.64%	0.27%	0.39%
Allowance for Loan Losses to Loans at End of Year	2.93	2.42	2.11	1.88	1.69
Allowance for Loan Losses to Non-Performing Loans	151.55	103.21	93.28	103.16	162.73

LIQUIDITY AND MARKET RISK MANAGEMENT

Liquidity Management

First Indiana Corporation is a financial holding company and conducts substantially all of its operations through the Bank and Somerset. As a result, the ability to finance the Corporation’s activities and fund interest on its debt depends primarily upon the receipt of earnings from the Bank and, to a lesser degree, Somerset, that they pay to the holding company in the form of dividends and other distributions. The Corporation has no significant assets other than its investment in the Bank and Somerset and a receivable of $30,012,000 due from the Bank at December 31, 2003. In October 2002, the Corporation, through an unconsolidated subsidiary, First Indiana Capital Trust I, issued $12,372,000 of subordinated notes to partially fund the purchase of MetroBanCorp in January 2003. In June 2003, the Corporation, through an unconsolidated subsidiary, First Indiana Capital Statutory Trust II, issued $12,372,000 of subordinated notes to provide liquidity for general operating needs. In November 2003, the Corporation issued $22,500,000 in ten-year subordinated notes to fund future growth and for other general corporate purposes. For a further description of these notes, see “Financial Condition” elsewhere in this report. Additionally, First Indiana Corporation has a $10,000,000 line of credit with a commercial bank.

The Corporation is not subject to any bank regulatory restrictions on the payment of dividends to its shareholders. However, applicable laws and regulations limit the amount of dividends the Bank may pay. Prior regulatory approval is required if dividends to be declared by the Bank in any year would exceed net earnings of the current year (as defined under the National Bank Act) plus retained net profits for the preceding two years. Due to the payment of an $11,000,000 special dividend in January 2003 (to partially fund the acquisition of MetroBanCorp), the Bank sought and received approval from the Office of the Comptroller of the Currency (“OCC”) to make its regularly scheduled dividend payments in 2003, not to exceed $28,571,000. The Bank paid dividends of $21,440,000 to the Corporation in 2003. The Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2004, not to exceed $19,000,000. The Bank will likely be required to seek OCC approval prior to making dividend payments in 2005. In determining whether to grant such approval, the OCC will consider such factors as the reasonableness of the Bank’s request, including the Bank’s historical dividend payout ratio and projected dividend payment; the Bank’s historical trends and current projections for capital growth through earnings retention; the Bank’s overall condition, with particular emphasis on current and projected capital adequacy; the reasons for which the Bank became subject to the dividend restrictions; and any other information the OCC deems pertinent to reviewing its request. Moreover, under federal law, a depository institution is prohibited from paying a dividend if the depository institution would thereafter be “undercapitalized” as determined by the federal bank regulatory agencies. While the Bank is currently classified as “well-capitalized” and should have sufficient net income to fund projected liquidity needs, any failure by the Bank in the future to generate sufficient net income or maintain sufficient levels of capital to permit payment of dividends would result in its inability to pay dividends to the Corporation.

The Bank’s primary source of funds is deposits, which were $1,489,972,000 at December 31, 2003, and $1,339,204,000 at December 31, 2002. The Bank also relies on advances from the Federal Home Loan Bank of Indianapolis, repurchase agreements, loan payments, loan payoffs, and sale of loans as sources of funds. Although the Bank continues to rely on core deposits (retail and commercial checking and savings accounts) as its chief source of funds, the use of borrowed funds, including FHLB advances, continues to be an important component of the Bank’s liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

The Bank’s primary use of funds is loans, which totaled $1,814,991,000 at December 31, 2003, and $1,837,633,000 at December 31, 2002. In addition, the Bank invests in federal funds sold and securities available for sale.

The Corporation and its subsidiaries had the following obligations to make payments under long term debt (excluding interest), lease agreements, and pension plans at December 31, 2003.

(Dollars in Thousands)	2004	2005-2006	2007-2008	After 2008	Total
FHLB Advances (1)	$172,000	$52,861	$10,000	$30,627	$265,488
Subordinated Notes	—	—	—	46,534	46,534
Operating Leases	4,565	8,561	4,366	7,403	24,895
Defined Benefit Pension Plan (2)	1,927	—	—	—	1,927
Supplemental Pension (3)	2,464	566	2,908	2,850	8,788

Total Contractual Cash Obligations	$180,956	$61,988	$17,274	$87,414	$347,632

(1)	The FHLB has the option to require the Bank to repay $110,000,000 at certain designated dates.
(2)	Estimated cash contributions for 2004 were based upon actuarial estimates. The Corporation was unable to develop a reasonable estimate for future contributions for years after 2004. Future contributions are impacted by future levels of interest rates, investment fund performance, and increases in beneficiary compensation.
(3)	These calculations assume plan beneficiaries retire upon attaining age 65, or immediately if already over age 65, and elect a lump sum payment.

At December 31, 2003, the Bank had the following outstanding commitments to fund lines of credit, letters of credit, and loans.

		Amount of Commitment Expiration per Period
(Dollars in Thousands)	Total Commitments	Less than One Year	1-3 years	3-5 years	Thereafter
Lines of Credit:
Business Loans	$156,304	$64,340	$77,016	$1,980	$12,968
Home Equity Loans	163,735	—	—	—	163,735
Single-Family Construction Loans	182,580	182,580	—	—	—
Commercial Real Estate Loans	80,486	13,554	63,803	1,677	1,452

Total Lines of Credit	583,105	260,474	140,819	3,657	178,155

Standby Letters of Credit	51,284	30,290	15,994	—	5,000

Commitments to Originate Loans:
Business Loans	8,974	8,974	—	—	—
Home Equity Loans	19,370	19,370	—	—	—
Other Consumer Loans	1,350	1,350	—	—	—
Residential Loans	1,548	1,548	—	—	—
Commercial Real Estate Loans	8,742	8,742	—	—	—

Total Commitments to Originate Loans	39,984	39,984	—	—	—

Mortgage Repurchase Obligation	8,836	—	—	—	8,836

Total Commercial Commitments	$683,209	$330,748	$156,813	$3,657	$191,991

Of the lines of credit and commitments to fund loans at December 31, 2003, substantially all are variable interest rate products.

Standby letters of credit are contingent commitments issued by the Corporation to support the obligations of a customer to a third party. Standby letters of credit are issued to support public and private financing, and other financial or performance obligations of customers. The credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers and, as such, is collateralized when necessary. Commercial and standby letters of credit are generally collateralized by assets of the borrower. Evaluation of the credit risk associated with these letters of credit is part of the Bank’s commercial loan review process.

The Bank maintains back-up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit. Due to a return on asset performance target in the back-up facilities not being met at June 30, 2003, September 30, 2003, and December 31, 2003, the Bank has pledged collateral totaling $40,763,000 at December 31, 2003.

At December 31, 2003, the Bank had approximately $8,836,000 in commitments to repurchase convertible adjustable rate mortgage loans from third-party investors. If the borrower under any of these loans elects to convert the loan to a fixed rate loan, the investor has the option to require the Bank to repurchase the loan. If the investor exercises this option, the Bank sets a purchase price for the loan which equals its market value, and immediately sells the loan in the secondary market. Thus, the Bank incurs minimal interest rate risk upon repurchase because of the immediate resale.

Asset/Liability Management

First Indiana engages in rigorous, formal asset/liability management, with objectives to manage interest rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. The management of interest rate risk entails the control, within acceptable limits, of the impact on earnings caused by fluctuating interest rates and changing rate relationships. In this process, management uses an earnings simulation model to identify and measure interest rate sensitivity. The Asset/Liability Committee (“ALCO”) reviews the earnings impact of various changes in interest rates each month and manages the risk to maintain an acceptable level of change in net interest income. The Board of Directors also reviews this information every quarter.

The Corporation’s success is largely dependent upon its ability to manage interest rate risk, which is defined as the exposure of the Corporation’s net interest income, net earnings, and equity to changes in interest rates. ALCO is responsible for managing interest rate risk, and the Corporation has established limits for interest rate exposure, which are reviewed monthly. The Corporation uses a model that measures interest rate sensitivity to determine the impact on net interest income of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposit, estimated borrowing needs, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest rate sensitive instruments that are held to maturity or available for sale. The Corporation has no trading assets.

Based on the information and assumptions in effect at December 31, 2003, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 4.8 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 5.8 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results. However, since First Indiana is in an asset-sensitive position, significant improvement in net interest income and net interest margin is unlikely until market interest rates increase.

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

At December 31, 2003, First Indiana’s six-month and one-year cumulative gap stood at a positive 10.93 percent and a positive 13.54 percent of total interest-earning assets. This compares with a positive 12.11 percent and a positive 17.30 percent at December 31, 2002. This means that 10.93 and 13.54 percent of First Indiana’s assets will reprice within six months and one year without a corresponding repricing of funding liabilities.

Interest Rate Sensitivity

The following table shows First Indiana’s interest rate sensitivity at December 31, 2003 and 2002.

		Rate Sensitivity by Period of Maturity or Rate Change at December 31, 2003
(Dollars in Thousands)	Weighted Average Rate	Balance	Percent of Total	Within 180 Days	Over 180 Days to One Year	Over One Year to Five Years	Over Five Years
Interest-Earning Assets
Interest-Bearing Due from Banks	1.10%	$1,715	0.08%	$1,715	$—	$—	$—
Securities Available for Sale	4.14	215,453	10.47	29,405	28,402	127,921	29,725
Other Investments	5.00	24,957	1.21	—	—	—	24,957
Loans (1)
Business Loans	4.92	515,316	25.05	436,423	15,460	63,433	—
Consumer Loans	6.23	612,025	29.76	420,835	35,270	139,011	16,909
Residential Mortgage Loans	5.00	316,822	15.40	99,027	77,709	111,769	28,317
Single-Family Construction Loans	4.45	192,450	9.36	173,296	9,577	9,577	—
Commercial Real Estate Loans	5.38	178,378	8.67	135,025	2,609	24,936	15,808

	5.23	$2,057,116	100.00%	1,295,726	169,027	476,647	115,716

Interest-Bearing Liabilities
Deposits
Demand Deposits (2)	0.44	$217,353	12.69%	53,266	—	—	164,087
Savings Deposits (2)	0.60	400,804	23.39	343,333	1,489	11,915	44,067
Certificates of Deposit under $100,000	3.34	312,051	18.21	131,231	74,223	106,540	57
Certificates of Deposit $100,000 or Greater	2.06	323,953	18.91	224,045	39,553	60,209	146

	1.63	1,254,161	73.20	751,875	115,265	178,664	208,357

Borrowings
Short-Term Borrowings	0.85	147,074	8.58	147,074	—	—	—
FHLB Advances	3.30	265,488	15.50	172,000	—	62,860	30,628
Subordinated Notes	7.26	46,534	2.72	—	—	24,367	22,167

	1.98	1,713,257	100.00%	1,070,949	115,265	265,891	261,152

Net—Other (3)		343,859					343,859

Total		$2,057,116		1,070,949	115,265	265,891	605,011

Rate-Sensitivity Gap				$224,777	$53,762	$210,756	$(489,295)

December 31, 2003 Cumulative Rate-Sensitivity Gap				$224,777	$278,539	$489,295

Percent of Total Interest-Earning Assets				10.93%	13.54%	23.79%

December 31, 2002 Cumulative Rate-Sensitivity Gap				$241,982	$345,783	$468,200

Percent of Total Interest-Earning Assets				12.11%	17.30%	23.43%

(1)	The distribution of fixed rate loans is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable rate loans is based upon the earliest repricing date for each loan. Included in consumer loans are $68.6 million of home equity loans held for sale.
(2)	A portion of these deposits has been included in the Over Five Years category to reflect management’s assumption that these accounts are not rate-sensitive. This assumption is based upon the historic trends on these types of deposits experienced through periods of significant increases and decreases in interest rates with minimal changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.
(3)	Net—Other is the excess of non-interest-bearing liabilities and capital over non-interest-bearing assets.

CAPITAL

At December 31, 2003, shareholders’ equity was $208,894,000, or 9.52 percent of total assets, compared with $221,211,000, or 10.41 percent, at December 31, 2002. Shareholders’ equity as a percentage of total assets decreased in 2003 due to dividends paid to shareholders exceeding earnings by $7,748,000, assets acquired through the merger with MetroBanCorp, and net purchases and redemptions of common stock.

First Indiana paid a dividend of $0.165 per common share during each quarter in 2003. This reflects a three percent increase from a quarterly dividend of $0.16 per share in 2002. On January 16, 2002, the Board of Directors approved a five-for-four stock split. All share and per share information herein has been restated to reflect the stock split. On January 21, 2004, the Board of Directors approved a quarterly dividend of $0.165 per common share. The cash dividend is payable March 16, 2004, to shareholders of record as of March 4, 2004. This will be the 69th consecutive quarter First Indiana has paid a cash dividend.

See Note 13 of the Notes to Consolidated Financial Statements for additional information on the Corporation’s repurchases of its common stock and its shareholder rights agreement.

Regulatory Capital Requirements

First Indiana Corporation is subject to capital requirements and guidelines imposed on bank holding companies and financial holding companies by the Federal Reserve Board. The Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (“FDIC”) impose similar requirements on First Indiana Bank. The Federal Deposit Insurance Corporation Improvement Act of 1999 (“FDICIA”) established ratios and guidelines for banks to be considered “well-capitalized.” These capital requirements establish higher capital standards for banks and bank holding companies that assume greater risks. For this purpose, a bank holding company’s or bank’s assets and certain off-balance sheet commitments are assigned to four risk categories, each weighted differently based on credit risk. Total capital, in turn, is divided into two tiers:

•	Tier 1 capital, which includes common equity, certain qualifying cumulative and noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries; and

•	Tier 2 capital, which includes perpetual preferred stock, and related surplus not meeting the Tier 1 definition, hybrid capital instruments, perpetual debt and mandatory convertible securities, certain term subordinated debt, intermediate-term preferred stock, and allowances for loan and lease losses (subject to certain limitations).

Goodwill, certain intangible assets, and certain other assets must be deducted in calculating the sum of the capital elements.

The Federal Reserve Board, the FDIC, and the OCC have incorporated market and interest rate risk components into their risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities. The Federal Reserve Board also requires a minimum “leverage ratio” (Tier 1 capital to adjusted average assets) of 3 percent for bank holding companies that have the highest regulatory rating or have implemented the risk-based capital measures for market risk, or 4 percent for holding companies that do not meet either of these requirements. The Bank is subject to similar requirements adopted by the OCC.

While the federal regulators may set capital requirements higher than the minimums noted above if circumstances warrant it, no federal banking regulator has imposed any such capital requirements on the Corporation or the Bank.

Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to its subsidiary bank and to stand prepared to commit resources to support it (known as the Source of

Strength Doctrine). There are no specific quantitative rules on the holding company’s potential liability. If the Bank were to encounter financial difficulty, the Federal Reserve Board could invoke the doctrine and require a capital contribution from the holding company.

The Corporation formed statutory trusts for the purpose of issuing trust preferred securities. These trust preferred securities are included in the Corporation’s Tier 1 capital and total capital at December 31, 2003. In December 2003, FASB issued a revision of FIN 46 that required the deconsolidation of these statutory trusts. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. At December 31, 2003 and 2002, the balance of trust preferred securities, net of discount, was $24,367,000 and $12,169,000, respectively. First Indiana Corporation’s Tier 1 capital without trust preferred securities would have been $165,476,000 and $203,446,000 at December 31, 2003 and 2002, respectively. The Corporation’s adjusted ratios of Tier 1 capital to average assets and Tier 1 capital to risk-weighted assets at December 31, 2003 would have been 7.62 percent and 8.89 percent, respectively. The adjusted ratios of Tier 1 capital to average assets and Tier 1 capital to risk-weighted assets at December 31, 2002 would have been 9.55 percent and 10.64 percent, respectively.

The following table shows the Corporation’s and the Bank’s capital levels and compliance with all capital requirements at December 31, 2003. Additionally, the Bank exceeds the capital levels set by FDICIA for a bank to be considered well-capitalized.

	December 31, 2003
	Actual		Minimum Capital Adequacy		To be Well-Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$189,034	8.71%	$86,848	4.00%	N/A	N/A
First Indiana Bank, N.A.	172,184	8.06	85,442	4.00	$106,803	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$189,034	10.15%	$74,462	4.00%	N/A	N/A
First Indiana Bank, N.A.	172,184	9.29	74,113	4.00	$111,169	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$234,845	12.62%	$148,924	8.00%	N/A	N/A
First Indiana Bank, N.A.	195,721	10.56	148,226	8.00	$185,282	10.00%

	December 31, 2002
	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$215,243	10.10%	$85,241	4.00%	N/A	N/A
First Indiana Bank, N.A.	176,597	8.31	84,982	4.00	$106,228	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$215,243	11.26%	$76,470	4.00%	N/A	N/A
First Indiana Bank, N.A.	176,597	9.27	76,218	4.00	$114,327	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$239,394	12.52%	$152,941	8.00%	N/A	N/A
First Indiana Bank, N.A.	200,670	10.53	152,437	8.00	$190,546	10.00%

The decrease in the Corporation’s regulatory capital ratios from December 31, 2002, to December 31, 2003, is due to several factors. Capital ratios decreased due to goodwill and intangible assets totaling $28,618,000 acquired in the merger with MetroBanCorp. Goodwill and other intangible assets are deducted from capital when calculating the regulatory capital ratios. Capital ratios were also reduced due to dividends paid to shareholders exceeding earnings by $7,748,000 in 2003 and net purchases and redemptions of common stock, which reduced shareholders’ equity by $3,292,000. Partially offsetting these decreases in capital was the addition to Tier 1 capital of the trust preferred securities issued in the second quarter of 2003 and the addition to Tier 2 capital of the subordinated notes issued in November.

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

IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED

The Corporation is not aware of any newly enacted financial accounting standards that will have a material impact on the Corporation’s financial statements when adopted.

FOURTH QUARTER SUMMARY

First Indiana posted net earnings of $1,972,000, or $0.13 per diluted share, in the fourth quarter of 2003, compared with earnings of $1,059,000, or $0.07 per diluted share, for the same period of 2002. Earnings for the fourth quarter of 2003 were affected by a loan servicing impairment charge and costs associated with the retirement of the Bank’s president and chief executive officer. Earnings for the fourth quarter of 2002 were affected by an increased loan loss provision.

Net interest income for the fourth quarter of 2003 was $18,330,000, with a net interest margin of 3.55 percent, compared with fourth quarter 2002 net interest income of $18,712,000 and a net interest margin of 3.68 percent. Historically low interest rates continue to compress net interest margin and net interest income, as deposit rates have been unable to absorb reductions in market interest rates over the past several years. Loans outstanding averaged $1,819,469,000 for the fourth quarter of 2003, compared with $1,866,878,000 for the fourth quarter of 2002. The decrease was due primarily to continuing rapid prepayments on consumer and residential loans and increased sales of consumer loan production. Growth in demand deposits continued, with an average of $447,418,000 in the fourth quarter of 2003, an increase of 19 percent over the same quarter one year ago, exclusive of the MetroBanCorp acquisition in January 2003.

The provision for loan losses was $3,098,000 for the fourth quarter of 2003, compared with $11,005,000 for the fourth quarter of 2002. In the fourth quarter of 2002, the provision for loan losses increased due to increased levels of non-performing loans and charge-offs and the uncertainty of the economic situation in Indiana.

Non-interest income for the fourth quarter of 2003 was $10,599,000, compared with $11,205,000 for the same period in 2002. Included in non-interest income for the fourth quarter 2003 was $308,000 from the MetroBanCorp acquisition. Also included in the fourth quarter of 2003 was a loan servicing loss of $1,759,000. This loss reflects continued high prepayments and adjustments to certain assumptions used in determining the estimated market value of the loan servicing rights portfolio. Loan servicing rights valuation impairment charges totaled $1,835,000 in the fourth quarter of 2003. Gain on sale of loans was $2,589,000 for the fourth quarter of 2003, an increase of $696,000 over the same quarter of 2002. This increase was the result of a combination of higher sales volume and better pricing in the fourth quarter of 2003 when compared with the same period of 2002.

Non-interest expense for the fourth quarter of 2003 was $22,826,000, compared with $17,352,000 for the fourth quarter of 2002. Included in non-interest expense for the fourth quarter 2003 was $954,000 from the MetroBanCorp acquisition. Salaries and benefits in the fourth quarter of 2003 increased $3,311,000 over the comparable 2002 expense. In the fourth quarter 2003, the Corporation recorded $1,387,000 for expenses associated with the retirement of the Bank’s president and chief executive officer. Increased fourth quarter expenses also reflect the addition of MetroBank staff and staffing increases in the community bank, Somerset, and consumer finance bank segments, plus normal salary increases and incentive bonus accruals.

Additional information relating to the fourth quarter of 2003 and 2002 can be found in Note 19 of the Notes to the Consolidated Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
(Dollars in Thousands, Except Per Share Data)	2003	2002
Assets
Cash	$58,590	$76,050
Interest-Bearing Due from Banks	1,715	—

Total Cash and Cash Equivalents	60,305	76,050
Securities Available for Sale	215,453	138,457
Other Investments	24,957	22,863
Loans	1,814,991	1,837,633
Allowance for Loan Losses	(53,197)	(44,469)

Net Loans	1,761,794	1,793,164
Premises and Equipment	25,673	21,528
Accrued Interest Receivable	9,353	10,771
Loan Servicing Rights	5,985	9,065
Goodwill	37,042	13,045
Other Intangible Assets	4,621	—
Other Assets	47,954	40,647

Total Assets	$2,193,137	$2,125,590

Liabilities
Non-Interest-Bearing Deposits	$235,811	$180,389
Interest-Bearing Deposits	1,254,161	1,158,815

Total Deposits	1,489,972	1,339,204
Short-Term Borrowings	147,074	170,956
Federal Home Loan Bank Advances	265,488	346,532
Subordinated Notes	46,534	12,169
Accrued Interest Payable	2,156	2,294
Advances by Borrowers for Taxes and Insurance	1,533	1,820
Other Liabilities	31,486	31,404

Total Liabilities	1,984,243	1,904,379

Shareholders’ Equity
Preferred Stock, $.01 Par Value: 2,000,000 Shares Authorized; None Issued	—	—
Common Stock, $.01 Par Value: 33,000,000 Shares Authorized; Issued: 2003—17,473,764 Shares; 2002—17,295,351 Shares	175	173
Capital Surplus	46,595	43,296
Retained Earnings	185,012	194,738
Accumulated Other Comprehensive Income	1,756	4,644
Treasury Stock at Cost: 2003—1,927,017 Shares; 2002—1,754,891 Shares	(24,644)	(21,640)

Total Shareholders’ Equity	208,894	221,211

Total Liabilities and Shareholders’ Equity	$2,193,137	$2,125,590

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31
(Dollars in Thousands, Except Per Share Data)	2003	2002	2001
Interest Income
Loans	$104,979	$116,039	$145,143
Securities Available for Sale	8,035	8,501	9,880
Dividends on Other Investments	1,252	1,367	1,627
Federal Funds Sold	3	20	478
Interest-Bearing Due from Banks	61	—	—

Total Interest Income	114,330	125,927	157,128
Interest Expense
Deposits	25,164	36,976	59,997
Short-Term Borrowings	1,390	2,059	4,301
Federal Home Loan Bank Advances	9,360	12,962	18,781
Subordinated Notes	1,516	150	—

Total Interest Expense	37,430	52,147	83,079

Net Interest Income	76,900	73,780	74,049
Provision for Loan Losses	38,974	20,756	15,228

Net Interest Income After Provision for Loan Losses	37,926	53,024	58,821
Non-Interest Income
Deposit Charges	16,895	14,963	11,544
Loan Servicing Income (Expense)	(2,079)	413	962
Loan Fees	2,610	2,723	3,736
Trust Fees	3,028	2,614	2,284
Somerset Fees	11,900	10,798	9,561
Investment Product Sales Commissions	1,717	2,726	1,945
Sale of Loans	10,822	8,431	9,240
Sale of Investment Securities	7	312	543
Other	4,663	3,785	4,148

Total Non-Interest Income	49,563	46,765	43,963
Non-Interest Expense
Salaries and Benefits	49,318	37,804	36,720
Net Occupancy	4,831	4,071	3,724
Equipment	6,751	6,040	7,056
Professional Services	6,026	4,763	4,122
Marketing	2,630	2,351	2,424
Telephone, Supplies, and Postage	4,034	3,222	3,515
Goodwill Amortization	—	—	920
Other Intangible Asset Amortization	736	—	—
Other	9,311	8,251	12,020

Total Non-Interest Expense	83,637	66,502	70,501

Earnings Before Income Taxes	3,852	33,287	32,283
Income Taxes	1,323	12,107	12,274

Net Earnings	$2,529	$21,180	$20,009

Basic Earnings Per Share	$0.16	$1.36	$1.29

Diluted Earnings Per Share	$0.16	$1.34	$1.25

Dividends Per Common Share	$0.660	$0.640	$0.512

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
(Dollars in Thousands, Except Per Share Data)	Shares	Amount
Balance at December 31, 2000	15,574,268	$170	$39,888	$170,954	$2,046	$(14,246)	$198,812
Comprehensive Income:
Net Earnings	—	—	—	20,009	—	—	20,009
Unrealized Gain on Securities Available for Sale of $3,571, Net of Income Taxes and Reclassification Adjustment of $309, Net of Income Taxes	—	—	—	—	2,038	—	2,038

Total Comprehensive Income							22,047
Dividends on Common Stock—$0.512 per share	—	—	—	(7,977)	—	—	(7,977)
Exercise of Stock Options	197,043	1	1,685	—	—	—	1,686
Common Stock Issued under Restricted Stock Plans—Net of Amortization	1,009	—	129	210	—	—	339
Purchase of Treasury Stock	(307,388)	—	—	—	—	(6,011)	(6,011)
Option Consideration Related to Somerset Merger	—	—	(113)	—	—	—	(113)
Redemption of Common Stock	(21,638)	—	(404)	—	—	—	(404)
Tax Benefit of Option Compensation	—	—	652	—	—	—	652

Balance at December 31, 2001	15,443,294	171	41,837	183,196	4,084	(20,257)	209,031

Comprehensive Income:
Net Earnings	—	—	—	21,180	—	—	21,180
Unrealized Gain on Securities Available for Sale of $925, Net of Income Taxes and Reclassification Adjustment of $189, Net of Income Taxes	—	—	—	—	560	—	560

Total Comprehensive Income							21,740
Dividends on Common Stock—$0.640 per share	—	—	—	(9,956)	—	—	(9,956)
Exercise of Stock Options	233,773	2	2,103	—	—	—	2,105
Forfeiture of Restricted Common Stock	(46,009)	—	(921)	318	—	—	(603)
Common Stock Issued under Deferred Compensation Plan	—	—	(17)	—	—	—	(17)
Purchase of Treasury Stock	(74,165)	—	—	—	—	(1,407)	(1,407)
Reissuance of Treasury Stock	3,751	—	41	—	—	24	65
Payment for Fractional Shares	(529)	—	(11)	—	—	—	(11)
Redemption of Common Stock	(19,655)	—	(377)	—	—	—	(377)
Tax Benefit of Option Compensation	—	—	641	—	—	—	641

Balance at December 31, 2002	15,540,460	173	43,296	194,738	4,644	(21,640)	221,211

Comprehensive Income:
Net Earnings	—	—	—	2,529	—	—	2,529
Unrealized Loss on Securities Available for Sale of $4,711, Net of Income Taxes and Reclassification Adjustment of $4, Net of Income Taxes	—	—	—	—	(2,888)	—	(2,888)

Total Comprehensive Income (Loss)							(359)
Dividends on Common Stock—$0.660 per share	—	—	—	(10,277)	—	—	(10,277)
Exercise of Stock Options	82,902	1	897	—	—	—	898
Common Stock Issued under Restricted Stock Plans—Net of Amortization	114,909	1	2,298	(1,978)	—	—	321
Common Stock Issued under Deferred Compensation Plan	—	—	(35)	—	—	—	(35)
Purchase of Treasury Stock	(176,975)	—	—	—	—	(3,036)	(3,036)
Reissuance of Treasury Stock	4,849	—	68	—	—	32	100
Redemption of Common Stock	(19,398)	—	(356)	—	—	—	(356)
Option Consideration Related to Executive Retirement	—	—	324	—	—	—	324
Tax Benefit of Option Compensation	—	—	103	—	—	—	103

Balance at December 31, 2003	15,546,747	$175	$46,595	$185,012	$1,756	$(24,644)	$208,894

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
(Dollars in Thousands)	2003	2002	2001
Cash Flows from Operating Activities
Net Earnings	$2,529	$21,180	$20,009
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities
Gain on Sale of Loans and Investments, Net	(10,829)	(8,743)	(9,783)
Amortization of Premium, Discount, and Intangibles, Net	5,346	1,545	2,819
Depreciation and Amortization of Premises and Equipment	2,957	2,718	3,324
Amortization of Net Deferred Loan Fees	1,573	976	1,385
Provision for Loan Losses	38,974	20,756	15,228
Origination of Loans Held For Sale, Net of Principal Collected	(364,610)	(251,472)	(245,744)
Proceeds from Sale of Loans Held for Sale	356,899	243,867	269,333
Tax Benefit of Option Compensation	103	641	652
Option Compensation Related to Executive Retirement	324	—	—
Change In:
Accrued Interest Receivable	2,086	4,475	3,081
Other Assets	(12,294)	(7,109)	(26,303)
Accrued Interest Payable	(766)	(1,514)	(2,948)
Other Liabilities	(3,000)	(2,037)	13,346

Net Cash Provided by Operating Activities	19,292	25,283	44,399

Cash Flows from Investing Activities
Proceeds from Sale of Securities Available for Sale	12,650	20,312	20,000
Proceeds from Maturities of Securities Available for Sale	24,708	21,231	16,005
Purchase of Securities Available for Sale	(92,044)	(30,000)	(20,000)
Purchase of Other Investments	(582)	(372)	(900)
Principal Collected on Loans, Net of Originations	234,477	29,652	15,034
Proceeds from Sale of Loans	—	34,412	—
Purchase of Loans	(110,747)	(143,573)	—
Acquisition of MetroBanCorp, Net of Cash Acquired	14,691	—	—
Acquisition of Somerset, Net of Cash Acquired	(7)	(127)	(279)
Purchase of Premises and Equipment	(5,725)	(3,784)	(4,901)
Proceeds from Sale of Premises and Equipment	344	40	777

Net Cash Provided (Used) by Investing Activities	77,765	(72,209)	25,736

Cash Flows from Financing Activities
Net Change in Deposits	(11,733)	(40,274)	(20,505)
Net Change in Short-Term Borrowings	(31,526)	49,874	3,357
Net Change in Advances by Borrowers for Taxes and Insurance	(292)	(1,227)	(3,141)
Repayment of Federal Home Loan Bank Advances	(822,122)	(610,115)	(275,107)
Borrowings of Federal Home Loan Bank Advances	732,000	660,000	235,000
Issuance of Subordinated Notes	33,577	12,169	—
Stock Option Proceeds	542	1,728	1,282
Fractional Shares	—	(11)	—
Deferred Compensation	(35)	(17)	—
Purchase of Treasury Stock	(3,036)	(1,407)	(6,011)
Reissuance of Treasury Stock	100	65	—
Dividends Paid	(10,277)	(9,956)	(7,977)

Net Cash Provided (Used) by Financing Activities	(112,802)	60,829	(73,102)

Net Change in Cash and Cash Equivalents	(15,745)	13,903	(2,967)
Cash and Cash Equivalents at Beginning of Year	76,050	62,147	65,114

Cash and Cash Equivalents at End of Year	$60,305	$76,050	$62,147

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Nature of Operations and Summary of Significant Accounting Policies

First Indiana Corporation (“First Indiana” or the “Corporation”) is a bank holding company, which has elected to be a financial holding company. First Indiana Bank, N.A. and its subsidiaries (collectively the “Bank”), the principal asset of the Corporation, is a federally chartered national bank insured by the Federal Deposit Insurance Corporation. First Indiana is the largest commercial bank or bank holding company based in Indianapolis. The Bank is engaged primarily in the business of attracting deposits from the general public and originating commercial and consumer loans. The Bank offers a full range of banking services from 33 banking centers located throughout Central Indiana. In addition, the Bank has construction and consumer loan offices in Indiana, Arizona, Florida, Illinois, North Carolina, and Ohio.

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

(A)    Basis of Financial Statement Presentation—The Consolidated Financial Statements include the accounts of the Corporation, the Bank, and Somerset. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the amounts reported for assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, assumptions used to value the loan servicing assets, goodwill, and the determination of the valuation allowance for deferred taxes.

All share and per share data has been restated to reflect the five-for-four stock split declared on January 16, 2002.

(B)    Reclassification—Certain amounts in the 2002 and 2001 Consolidated Financial Statements have been reclassified to conform to the current year presentation.

(C)    Investment Securities—The Bank classifies investments in debt and equity securities (investment securities) as trading, held to maturity, or available for sale. Investment securities classified as held to maturity are stated at cost, as adjusted for amortization of premiums and accretion of discounts using the level-yield method. The Bank has the ability and positive intent to hold these securities to maturity.

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a member of the Federal Home Loan Bank of Indianapolis (“FHLB”) and the Federal Reserve Bank (“FRB”), the Bank is required to own shares of capital stock in the FHLB and the FRB. FHLB stock and FRB stock are carried at their cost since they are restricted investment securities. In connection with the formation of First Indiana Capital Trust I (“Trust I”) and First Indiana Capital Statutory Trust II (“Trust II”), Trust I and Trust II issued Common Securities to the Corporation. The Common Securities are carried at their cost since they are restricted investment securities.

Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as available for sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

(D)    Loans—Loans originated for portfolio are recorded at cost, with any discount or premium amortized to maturity using the level-yield method. Loans are placed on non-accrual status when payments of principal or interest become 90 days or more past due, or earlier when an analysis of a borrower’s creditworthiness indicates that payments could become past due, unless the loan is in process of collection and secured. Interest income on such loans is recognized only to the extent that cash is received and where future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the opinion of management, the loans are estimated to be fully collectible.

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(H)    Other Real Estate Owned—Other real estate owned (“OREO”) is generally acquired by deed in lieu of foreclosure and is initially recorded at the lower of cost or fair market value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, OREO is carried at the lower of cost or fair value. The initial OREO write-down, if required, is charged against the allowance for loan losses, with subsequent write-downs charged to OREO expense. A review of OREO properties occurs in conjunction with the review of the loan portfolios. As of December 31, 2003 and 2002, the balance of OREO included in other assets was $3,780,000 and $8,670,000.

(I)    Allowance for Loan Losses—An allowance has been established for loan losses. The provision for loan losses charged to operations is based on management’s judgment of current economic conditions and the credit risk of the loan portfolio. The allowance for loan losses is maintained at the level deemed adequate to cover losses inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance and may require the Corporation to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

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

(K)    Earnings Per Share—Basic earnings per share for 2003, 2002, and 2001 were computed by dividing net earnings by the weighted average shares of common stock outstanding (15,570,508, 15,537,186, and 15,569,956). Diluted earnings per share for 2003, 2002, and 2001 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (15,720,691, 15,809,380, and 15,998,976). Dilution of the per-share calculation relates to stock options.

(L)    Premises and Equipment—Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the various classes of assets. Estimated useful lives for the various asset classes are as follows: buildings, 40 years; leasehold improvements, the lesser of the remaining lease term or 10 years; furniture, fixtures and equipment, 10 years; computer equipment, 3 years; and computer software, 3 years.

(M)    Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks, and federal funds sold. Generally, federal funds are sold for one-day periods. All cash and cash equivalents mature within 90 days.

(N)    Comprehensive Income—Comprehensive income is the total of net income and all non-owner changes in shareholders’ equity.

(O)    Goodwill and Other Intangible Assets—Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with the new standard, goodwill and intangible assets with indefinite lives are no longer amortized.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill is tested for impairment at the reporting unit level at least annually. Intangible assets with finite useful lives are amortized over their useful lives to their residual values in proportion to the economic benefits consumed. Intangible assets with indefinite useful lives are not amortized until their useful lives are determined to be no longer indefinite. Intangible assets are tested for impairment at least annually.

(P)    Recent Accounting Pronouncements—In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant instruments impacted for the Corporation are standby letters of credit. The disclosure requirements of FIN 45 became effective for the Corporation on December 31, 2002. The recognition requirements of FIN 45 became effective for the Corporation on January 1, 2003, on a prospective basis and are disclosed in Note 14.

In December 2003, FASB issued revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”), which provides guidance with respect to the identification and consolidation of variable interest entities. A variable interest entity exists and is required to be consolidated when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur. FIN 46 was effective immediately for new entities that were created or acquired after January 31, 2003, and is effective on December 31, 2003, for entities in which the Corporation had a variable interest prior to February 1, 2003.

The Corporation formed statutory trusts for the purpose of issuing trust preferred securities. FIN 46 requires the deconsolidation of these statutory trusts. Accordingly, all financial statements and related Notes have been adjusted for this requirement. The deconsolidation did not have a material effect on the Corporation’s consolidated balance sheet or consolidated statement of earnings. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

The Corporation is a limited partner in two low income housing developments that do not meet the FIN 46 criteria for consolidation. As of December 31, 2003, the Corporation’s investment in these partnerships was $674,000, with no future funding commitment. The maximum risk of loss is equal to the Corporation’s recorded investment in these partnerships.

(Q)     Stock-Based Compensation—At December 31, 2003, First Indiana had three stock-based employee compensation plans, which are described more fully in Note 15. First Indiana accounts for those plans under recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost has been recognized in respect to stock option grants under the plans, except for deferred compensation expense in

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with certain Somerset options that was being amortized over the life of the respective options and compensation expense recognized in 2003 in connection with the retirement of an executive officer of the Corporation. The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Years Ended December 31
(Dollars in Thousands, Except Per Share Data)	2003	2002	2001
Net Earnings, As Reported	$2,529	$21,180	$20,009
Add: Stock option employee compensation expense included in reported net income, net of related tax effects	227	109	247
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,026)	(976)	(1,069)

Pro Forma Net Earnings	$1,730	$20,313	$19,187

Basic Earnings Per Share
As Reported	$0.16	$1.36	$1.29
Pro Forma	0.11	1.31	1.23
Diluted Earnings Per Share
As Reported	$0.16	$1.34	$1.25
Pro Forma	0.11	1.28	1.20

The fair value of each option at the date of grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001, respectively: dividend yield of 3.0 percent for all years; expected volatility of 20 percent, 33 percent, and 41 percent; weighted average risk-free interest rates of 3.85 percent, 4.45 percent, and 5.11 percent; and expected lives of seven years for all years.

(2)    Business Combinations

On January 13, 2003, First Indiana acquired Carmel, Indiana-based MetroBanCorp through a merger. MetroBanCorp was the holding company for MetroBank, with assets of $196,000,000 and seven offices in Carmel, Fishers, and Noblesville, Indiana. The acquisition was accounted for using the purchase method of accounting, and accordingly, the financial results of the acquired entity were included in First Indiana’s consolidated financial statements from the January 13, 2003, acquisition date. In the merger, MetroBanCorp shareholders received $17.00 in cash in exchange for each share of MetroBanCorp stock. The cost of the acquisition was approximately $37,500,000. Goodwill of $23,997,000, a core deposit intangible of $4,357,000, and a non-compete agreement intangible of $1,000,000 were recorded in connection with the merger. The goodwill has been assigned to the community bank segment. The weighted average life of the core deposit intangible and the non-compete agreement intangible are 7.2 years and 1.5 years, respectively. The weighted average life of these intangible assets in total is 6.1 years.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    Loan Servicing Rights, Goodwill, and Other Intangible Assets

The following table shows the change in the carrying amount of capitalized loan servicing rights.

	Year Ended December 31
(Dollars in Thousands)	2003	2002	2001
Balance at Beginning of Period	$9,065	$9,819	$8,249
Additions	1,612	2,288	3,962
Amortization of Servicing Rights	(2,306)	(2,585)	(2,320)
Change in Valuation Reserves	(2,386)	(457)	(72)

Balance at End of Period	$5,985	$9,065	$9,819

The following table shows the changes in the valuation allowance for loan servicing rights in 2003, 2002, and 2001.

	Year Ended December 31
(Dollars in Thousands)	2003	2002	2001
Balance at Beginning of Period	$529	$72	$—
Additions	2,386	457	72

Balance at End of Period	$2,915	$529	$72

Consumer loans serviced for others amounted to $298,699,000 and $361,517,000 at December 31, 2003 and 2002, respectively. Residential loans serviced for others amounted to $134,221,000 and $261,463,000 at December 31, 2003 and 2002, respectively.

The estimated fair value of loan servicing rights was $6,786,000 and $9,988,000 at December 31, 2003 and 2002, respectively.

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

The following table shows information relating to the effects of the adoption of SFAS 142.

	Years Ended December 31
(Dollars in Thousands, Except Per Share Data)	2003	2002	2001
Net Earnings	$2,529	$21,180	$20,009
Add Back: Goodwill Amortization	—	—	920

Adjusted Net Earnings	$2,529	$21,180	$20,929

Basic Earnings Per Share	$0.16	$1.36	$1.29
Add Back: Goodwill Amortization	—	—	0.06

Adjusted Basic Earnings Per Share	$0.16	$1.36	$1.35

Diluted Earnings Per Share	$0.16	$1.34	$1.25
Add Back: Goodwill Amortization	—	—	0.06

Adjusted Diluted Earnings Per Share	$0.16	$1.34	$1.31

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002.

(Dollars in Thousands)	Community Bank Segment	Somerset Segment	Total
Balance as of January 1, 2002	$6,685	$6,360	$13,045
Changes during the Year	—	—	—

Balance as of December 31, 2002	6,685	6,360	13,045
Addition Due to MetroBanCorp Acquisition	23,997	—	23,997

Balance as of December 31, 2003	$30,682	$6,360	$37,042

The following table summarizes the carrying amount of other intangible assets at December 31, 2003.

(Dollars in Thousands)	Core Deposit Intangible	Non-compete Agreement Intangible	Total
Gross Carrying Amount	$4,357	$1,000	$5,357
Less: Accumulated Amortization	(403)	(333)	(736)

Net Carrying Amount	$3,954	$667	$4,621

Amortization recognized in 2003	403	333	736

Projected annual intangible amortization for the years 2004 through 2008 is $718,000, $697,000, $342,000, $321,000, and $300,000, respectively.

(4)    Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale and the related unrealized gains and losses were as follows.

	December 31, 2003				December 31, 2002
	Amortized Cost	Gross Unrealized		Fair Value (Book Value)	Amortized Cost	Gross Unrealized		Fair Value (Book Value)
(Dollars in Thousands)		Gains	Losses			Gains	Losses
U.S. Treasuries & Government Agencies	$127,533	$3,466	$456	$130,543	$105,894	$6,452	$—	$112,346
Mortgage-Backed Securities
FHLMC	53,148	307	547	52,908	10,052	555	—	10,607
FNMA	31,872	309	179	32,002	14,770	669	—	15,439
Other Asset-Backed Securities	—	—	—	—	65	—	—	65

Total	$212,553	$4,082	$1,182	$215,453	$130,781	$7,676	$—	$138,457

Securities totaling $199,848,000 were pledged as collateral for repurchase agreements, letters of credit, and the treasury, tax, and loan account on December 31, 2003.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maturity distribution of debt securities is shown below. The distribution of mortgage-backed securities is based on average expected maturities. Actual maturities might differ because issuers may have the right to call or prepay obligations.

	December 31, 2003
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in one year or less	$39,954	$40,879
Due after one year through five years	87,426	89,620
Due after five years through ten years	78,616	78,266
Due after ten years	6,557	6,688

Total	$212,553	$215,453

Realized gains and losses related to securities available for sale for each of the three years ended December 31 were as follows.

(Dollars in Thousands)	2003	2002	2001
Realized Gains	$7	$312	$543
Realized Losses	—	—	—

Net Gains (Losses)	$7	$312	$543

For securities with unrealized losses at December 31, 2003, the following schedule identifies the length of time (in consecutive months) these securities’ fair values have been below their amortized cost.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries & Government Agencies	$26,052	$456	$—	$—	$26,052	$456
Mortgage-Backed Securities
FHLMC	14,920	547	—	—	14,920	547
FNMA	8,781	179	—	—	8,781	179

Total	$49,753	$1,182	$—	$—	$49,753	$1,182

The relative mix of investment securities and loans in the Corporation’s portfolio is dependent upon management’s evaluation of the yields available on loans compared to investment securities. The Board of Directors has established an investment policy, and the Investment Committee of the Board meets quarterly with management to establish more specific investment guidelines about types of investments, relative amounts, and maturities. Credit risk is controlled by limiting the number, size, and type of investments and by approving the brokers and agents through which investments are made. Of the securities held at year-end 2003, none have been downgraded in credit rating by security rating firms. Unrealized losses on available for sale securities at December 31, 2003, reflect changes in market interest rates when compared to interest rates of securities owned.

(5)    Other Investments

Included in other investments are Federal Reserve Bank Stock, Federal Home Loan Bank Stock, and Common Securities in the Corporation’s grantor trusts: First Indiana Capital Trust I and First Indiana Capital

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statutory Trust II. The Bank is required by the Federal Reserve Board to own shares of FRB stock. FRB stock, which is a restricted investment security, is carried at its cost. In addition, as a member of the Federal Home Loan Bank of Indianapolis, the Bank is required to own shares of capital stock in the FHLB. FHLB stock is carried at its cost, since it is a restricted investment security. The Bank is required to hold approximately $13,774,000 of FHLB stock. The Corporation’s holdings in FHLB stock are redeemable only upon five years’ notice to the FHLB. In connection with the formation of the capital trusts, Trust I and Trust II issued Common Securities to the Corporation. The Common Securities for each trust are carried at their cost since they are restricted investment securities. The Common Securities are not redeemable until the related subordinated notes are redeemed (according to the subordinated note terms).

The composition of other investments is summarized as follows.

	December 31
(Dollars in Thousands)	2003	2002
FRB Stock	$1,110	$900
FHLB Stock	23,103	21,591
Capital Trusts Common Securities	744	372

	$24,957	$22,863

(6)    Loans

The composition of loans is summarized as follows.

	December 31
(Dollars in Thousands)	2003	2002
Commercial Loans
Business Loans	$515,316	$501,213
Single-Family Construction Loans	192,450	212,772
Commercial Real Estate Loans	178,378	146,174
Consumer Loans
Home Equity Loans	591,565	654,930
Other Consumer Loans	20,460	11,220
Residential Mortgage Loans	316,822	311,324

	$1,814,991	$1,837,633

Loans are net of deferred costs and net unearned discounts of $8,591,000 and $8,886,000 at December 31, 2003 and 2002.

The weighted average yield on loans was 5.37 percent and 5.86 percent at December 31, 2003 and 2002.

Home equity loans totaling $334,638,000, $269,534,000, and $257,698,000 were sold in 2003, 2002, and 2001, respectively. The Bank had $68,605,000, $50,072,000, and $34,756,000 in home equity loans held for sale at December 31, 2003, 2002, and 2001, respectively. The Bank sold $1,439,000, $314,000, and $2,395,000 of residential loans in 2003, 2002, and 2001. The Bank had $108,000 of residential mortgage loans classified as held for sale at December 31, 2001.

During 2003, 2002, and 2001, the Bank transferred $6,783,000, $15,980,000, and $14,450,000 from loans to other real estate owned.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The geographic distribution of loans at December 31, 2003, is presented below.

Location	Percent
Indiana	47%
Contiguous States	6
North Carolina	9
Florida	6
Arizona	5
California	7
Other States (less than 5%)	20

Total	100%

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

Information relating to the Bank’s impaired loans is outlined in the tables below.

	December 31
(Dollars in Thousands)	2003	2002
Impaired Loans with Related Specific Allowance	$493	$8,676
Impaired Loans with No Related Specific Allowance	20,897	17,903

Total Impaired Loans	$21,390	$26,579

Specific Allowance on Impaired Loans	$493	$1,500

	Years Ended December 31
	2003	2002	2001
Average Balance of Impaired Loans	$22,573	$17,252	$15,330
Interest Income Recognized on Impaired Loans	—	—	—

Non-accrual loans totaled $31,004,000 on December 31, 2003, and $38,458,000 on December 31, 2002. Loans past due 90 days or more and still accruing interest totaled $4,098,000 on December 31, 2003, and $4,628,000 on December 31, 2002.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three years ended December 31, 2003, follows.

(Dollars in Thousands)	2003	2002	2001
Balance at Beginning of Year	$44,469	$37,135	$33,578
Charge-Offs	(33,841)	(14,656)	(12,771)
Recoveries	2,328	1,234	1,100

Net Charge-Offs	(31,513)	(13,422)	(11,671)
Provision for Loan Losses	38,974	20,756	15,228
Addition Related to Bank Acquired	1,709	—	—
Transfer to Reserve for Letters of Credit	(442)	—	—

Balance at End of Year	$53,197	$44,469	$37,135

(8)    Premises and Equipment

	December 31
(Dollars in Thousands)	2003	2002
Land	$6,117	$4,753
Buildings	12,470	9,749
Leasehold Improvements	1,706	1,558
Furniture and Equipment	23,552	29,246
Accumulated Depreciation	(18,172)	(23,778)

	$25,673	$21,528

(9)    Interest-Bearing Deposits

	December 31
(Dollars in Thousands)	2003	2002
Interest-Bearing Demand	$217,353	$179,751
Savings	400,804	398,752
Certificates of Deposit under $100,000	312,051	310,370
Certificates of Deposit $100,000 or Greater	323,953	269,942

	$1,254,161	$1,158,815

Following is a table of maturities for certificates of deposit outstanding at December 31, 2003.

(Dollars in Thousands)	Amount
2004	$456,199
2005	91,667
2006	21,861
2007	59,442
2008	6,640
Thereafter	195

$636,004

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash paid during the year for interest on deposits, advances, and other borrowed money was $37,563,000, $53,658,000, and $86,027,000 for 2003, 2002, and 2001, respectively.

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

Following is a summary of short-term borrowings for each of the three years ended December 31.

(Dollars in Thousands)	2003	2002	2001
Balance at Year-End	$147,074	$170,956	$121,082
Average during the Year	132,886	126,501	112,991
Maximum Month-End Balance	156,912	175,114	132,740
Weighted Average Rate during the Year	1.05%	1.63%	3.81%
Weighted Average Rate at Year-End	0.85	1.16	1.77

At December 31, 2003, the Bank had $54,000,000 in unused lines of credit available from local financial institutions for borrowing federal funds. There are no fees associated with these lines. In addition, at December 31, 2003, the Corporation had a $10,000,000 unused revolving line of credit on which it paid $25,000 in fees in 2003.

(11)    Federal Home Loan Bank Advances and Subordinated Debt

Each Federal Home Loan Bank is authorized to make advances to its member institutions, subject to their regulations and limitations. Scheduled principal repayments of FHLB advances outstanding at December 31, 2003, were as follows.

(Dollars in Thousands)	Amount
2004	$172,000
2005	52,649
2006	211
2007	—
2008	10,000
Thereafter	30,628

$265,488

FHLB advances outstanding at December 31, 2003, mature from February 2004 through May 2019. Of the $265,488,000 in advances, the FHLB has the option to require the Bank to repay $110,000,000 at certain designated dates. The advances bear fixed or floating rates ranging from 1.10 percent to 8.57 percent. The weighted average interest rate at December 31, 2003 and 2002, was 3.30 percent and 3.13 percent, respectively. The FHLB advances are collateralized with FHLB stock and other qualifying assets. As of December 31, 2003 and 2002, the Bank’s FHLB advances were backed by sufficient collateral. Additionally, the Bank maintains an unused $10,000,000 line of credit with the FHLB.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of subordinated debt at December 31.

(Dollars in Thousands)	2003	2002
Subordinated Notes due November 2013	$22,167	$—
Subordinated Notes due October 2032	12,211	12,169
Subordinated Notes due June 2033	12,156	—

	$46,534	$12,169

In November 2003, the Corporation issued $22,500,000 in ten-year subordinated notes with a 7.50 percent fixed rate of interest. Interest is payable semi-annually and the notes qualify as Tier 2 capital for regulatory purposes.

In October 2002, the Corporation formed First Indiana Capital Trust I for the purpose of issuing $12,000,000 of trust preferred securities through a private placement. This unconsolidated grantor trust’s sole assets are junior subordinated notes issued by the Corporation. The notes have a stated term of 30 years (October 30, 2032) but may be redeemed at par in part or in full beginning October 30, 2007, and any calendar quarter end date thereafter, subject to approval by the Federal Reserve Board. The notes have a fixed rate of interest of 6.92 percent through October 30, 2007, and a floating rate of interest, reset quarterly, equal to the London interbank offered rate (“LIBOR”) plus 3.35 percent thereafter to maturity. Interest is payable quarterly and the distribution rate of the trust preferred securities is equal to the interest rate of the notes.

In June 2003, First Indiana formed First Indiana Capital Statutory Trust II for the purpose of issuing $12,000,000 in trust preferred securities through a private placement. The unconsolidated grantor trust invested the proceeds of such trust preferred securities in junior subordinated notes of the Corporation. These trust preferred securities were issued at a discount of $240,000. The sole assets of the grantor trust are the notes held by the grantor trust. The notes have a stated term of 30 years (June 26, 2033) but may be redeemed at par in part or in full beginning June 26, 2008, and quarterly thereafter subject to approval by the Federal Reserve Board. The notes have a fixed rate of interest of 5.55 percent through June 26, 2008, and a floating rate of interest, reset quarterly, equal to LIBOR plus 3.10 percent thereafter to maturity. Interest on the notes is payable quarterly in arrears. The distribution rate on the trust preferred securities equals the interest rate of the notes.

In connection with the notes issued to Trust I and Trust II, the Corporation has the right to defer payment of interest on the notes at any time or from time-to-time for a period not to exceed five years provided that no extension period may extend beyond the stated maturity of the notes. During any such extension period, distributions on the trust preferred securities will also be deferred and First Indiana’s ability to pay dividends on its Common Stock will be restricted.

With respect to Trust I and Trust II, the trust preferred securities are subject to mandatory redemption upon repayment of the notes at their stated maturity dates or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by the Corporation upon concurrent repayment of the notes.

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The trust preferred securities qualify as Tier 1 capital of the Corporation for regulatory capital purposes. The Corporation formed statutory trusts for the purpose of issuing trust preferred securities. In December 2003, FASB issued a revision of FIN 46 that required the deconsolidation of these statutory trusts. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. At December 31, 2003 and 2002, the balance of trust preferred securities, net of discount was $24,367,000 and $12,169,000, respectively.

(12)    Income Taxes

Income tax expense attributable to earnings before income taxes consists of the following.

(Dollars in Thousands)	Current	Deferred	Total
Year Ended December 31, 2003
Federal	$6,478	$(4,943)	$1,535
State and Local	636	(848)	(212)

	$7,114	$(5,791)	$1,323

Year Ended December 31, 2002
Federal	$14,975	$(3,610)	$11,365
State and Local	786	(44)	742

	$15,761	$(3,654)	$12,107

Year Ended December 31, 2001
Federal	$12,839	$(1,582)	$11,257
State and Local	1,606	(589)	1,017

	$14,445	$(2,171)	$12,274

The effective income tax rate differs from the statutory federal corporate tax rate as follows.

	Years Ended December 31
	2003	2002	2001
Statutory Rate	35.0%	35.0%	35.0%
State Income Taxes	(3.6)	1.5	2.2
Goodwill	—	—	0.9
Nondeductible Expenses	3.3	0.3	0.2
Other	(0.4)	(0.4)	(0.3)

Effective Rate	34.3%	36.4%	38.0%

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. The tax effects of temporary differences that give rise to significant portions of net deferred tax assets included in other assets are presented below.

	December 31
(Dollars in Thousands)	2003	2002
Deferred Tax Assets
Allowance for Loan Losses	$21,652	$16,998
Pension and Retirement Benefits	4,294	3,873
Interest Credited	794	800
Premises and Equipment	396	596
Accrued Compensation	671	—
Loans Held for Sale	1,856	982
Non-Accrual of Interest	1,057	720
Deposits	239	—
Other	162	241

	31,121	24,210

Deferred Tax Liabilities
Loan Servicing Rights	2,402	3,642
FHLB Stock Dividends	914	538
Net Deferred Loan Fees	3,752	3,706
Unrealized Gain on Investments	1,143	3,032
Core Deposit Intangible	1,587	—
Other	273	30

	10,071	10,948

Net Deferred Tax Assets	$21,050	$13,262

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

Cash paid during the year for income taxes was $7,173,000, $14,402,000, and $13,725,000 for 2003, 2002, and 2001, respectively.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)    Shareholders’ Equity, Regulatory Capital, and Dividend Restrictions

In April 2003, the Corporation’s Board of Directors authorized the repurchase from time-to-time of up to $10,000,000 in the Corporation’s outstanding common stock. At December 31, 2003, $2,038,000 of outstanding common stock had been repurchased under this authorization.

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

First Indiana Corporation is subject to capital requirements and guidelines imposed on holding companies by the Federal Reserve Board. First Indiana Bank is subject to capital requirements and guidelines imposed on national banks by the Office of the Comptroller of the Currency (“OCC”). The Corporation and the Bank are required by their respective regulators to maintain minimum capital ratios. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Corporation’s or the Bank’s financial statements.

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

The Federal Deposit Insurance Corporation Improvement Act of 1999 (“FDICIA”) established ratios and guidelines for banks to be considered “well-capitalized.” The Bank exceeds the capital levels set by FDICIA to be considered well-capitalized. The following tables show the Corporation’s and the Bank’s compliance with all capital requirements at December 31, 2003, and December 31, 2002.

	December 31, 2003
	Actual		Minimum Capital Adequacy		To be Well-Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$189,034	8.71%	$86,848	4.00%	N/A	N/A
First Indiana Bank, N.A.	172,184	8.06	85,442	4.00	$106,803	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$189,034	10.15%	$74,462	4.00%	N/A	N/A
First Indiana Bank, N.A.	172,184	9.29	74,113	4.00	$111,169	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$234,845	12.62%	$148,924	8.00%	N/A	N/A
First Indiana Bank, N.A.	195,721	10.56	148,226	8.00	$185,282	10.00%

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2002
	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$215,243	10.10%	$85,241	4.00%	N/A	N/A
First Indiana Bank, N.A.	176,597	8.31	84,982	4.00	$106,228	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$215,243	11.26%	$76,470	4.00%	N/A	N/A
First Indiana Bank, N.A.	176,597	9.27	76,218	4.00	$114,327	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$239,394	12.52%	$152,941	8.00%	N/A	N/A
First Indiana Bank, N.A.	200,670	10.53	152,437	8.00	$190,546	10.00%

The Corporation is not subject to any bank regulatory restrictions on the payment of dividends to its shareholders. However, applicable laws and regulations limit the amount of dividends the Bank may pay. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Bank Act) plus retained net profits for the preceding two years. Due to the payment of an $11,000,000 special dividend in January 2003 (to partially fund the acquisition of MetroBanCorp), the Bank sought and received approval from the Office of the Comptroller of the Currency to make its regularly scheduled dividend payments in 2003, not to exceed $28,571,000. The Bank paid dividends of $21,440,000 to the Corporation in 2003. The Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2004, not to exceed $19,000,000. The Bank will likely be required to seek OCC approval prior to making dividend payments in 2005.

(14)    Commitments and Contingencies

At December 31, 2003 and 2002, the Bank had the following outstanding commitments to fund loans.

	December 31
(Dollars in Thousands)	2003	2002
Commitments to Fund:
Business Loans	$165,278	$164,013
Consumer Loans
Home Equity Loans	183,105	170,157
Other	1,350	594
Residential Mortgage Loans	1,548	4,856
Single-Family Construction Loans	182,580	160,551
Commercial Real Estate Loans	89,228	96,852

	$623,089	$597,023

Of the commitments to fund loans at December 31, 2003, substantially all are commitments to fund variable-rate products.

At December 31, 2003, the Bank had approximately $8,836,000 in commitments to repurchase convertible adjustable rate mortgage loans from third-party investors. If the borrower under any of these loans elects to convert the loan to a fixed rate loan, the investor has the option to require the Bank to repurchase the loan. If the investor exercises this option, the Bank sets a purchase price for the loan which equals its market value, and immediately sells the loan in the secondary market. Thus, the Bank incurs minimal interest rate risk upon repurchase because of the immediate resale.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant instruments impacted for the Corporation are standby letters of credit.

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

As of December 31, 2003, the Corporation had issued $51,284,000 in standby letters of credit, predominately with remaining terms of three years or less. Of these commitments, $45,623,000 have been issued or renewed since December 31, 2002, and, in accordance with FIN 45, the Corporation has recognized a liability at December 31, 2003, of $216,000 relating to these commitments.

At December 31, 2003, the Corporation had a reserve of $442,000 for standby letters of credit. Prior to the adoption of FIN 45, commitments related to standby letters of credit were considered by the Corporation in determining the adequacy of the allowance for loan losses.

The Bank maintains back up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit. Due to a return on asset performance target in the back up facilities not being met at June 30, 2003, September 30, 2003, and December 31, 2003, the Bank has pledged collateral totaling $40,763,000 at December 31, 2003.

Rental Obligations—Obligations under non-cancelable operating leases for office space at December 31, 2003, require minimum future payments of $2,486,000 in 2004, $2,308,000 in 2005, $2,221,000 in 2006, $2,188,000 in 2007, $2,178,000 in 2008, and $7,403,000 thereafter. Minimum future payments have not been reduced by minimum sublease rental income of $75,000 receivable in the future non-cancelable subleases. Rental expense on office buildings was $2,815,000, $2,501,000, and $2,384,000 for 2003, 2002, and 2001, respectively.

Other Contingencies—Lawsuits and claims are pending in the ordinary course of business on behalf of and against First Indiana. In the opinion of management, adequate provision has been made for these items in the Consolidated Financial Statements.

(15)    Employee Benefit Plans

Retirement Plans—First Indiana is a participant in the Financial Institutions Retirement Fund (“FIRF”). This is a multi-employer defined benefit pension plan; separate actuarial valuations are not made with respect to each participating employer. Employees of Somerset are excluded from participation in this plan. According to FIRF administrators, plan contributions of $1,793,000 and $1,068,000 are required for the plan years beginning July 1, 2003, and July 1, 2002, respectively. The accrued contribution liability was $117,000 and $530,000 at December 31, 2003, and December 31, 2002 respectively. First Indiana’s pension expense under this plan was $1,437,000, $537,000, and $15,000 for 2003, 2002, and 2001, respectively.

First Indiana has voluntary savings plans for eligible employees which qualify under Section 401(k) of the Internal Revenue Code. The Corporation has one such plan for its employees and the employees of its subsidiaries other than Somerset. Somerset has one such plan for its employees. Employees can participate by designating a portion of their compensation to be contributed to the plan. Their employers in turn match

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee contributions in such uniform amounts or percentages as annually determined by the employer. The Corporation’s expenses under both plans for matching contributions in 2003, 2002, and 2001 were $554,000, $500,000, and $463,000, respectively. In addition, Somerset made discretionary contributions to its plan for the calendar years 2003, 2002, and 2001 of $220,000, $216,000, and $185,000 (equal to three percent of each participant’s compensation up to $200,000 in 2003, $200,000 in 2002, and $170,000 in 2001).

The Corporation and the Bank maintain supplemental pension benefit plans covering certain of their senior officers and certain senior officers of the Bank’s Mooresville and Rushville divisions. These supplemental benefit plans provide benefits for their participants that normally would be paid under FIRF but are precluded from being so paid by limitations under the Internal Revenue Code. In the case of some participants, benefits are provided in excess of those that normally would be paid under FIRF. Additionally, the Bank maintains non-qualified retirement plans for the advisory directors of its Mooresville and Rushville divisions. The funded status of these non-qualified retirement plans and supplemental benefit plans and the amounts relating thereto reflected in the accompanying consolidated balance sheets are as follows.

	Year Ended December 31
(Dollars in Thousands)	2003	2002	2001
Change in Projected Benefit Obligation
Projected Benefit Obligation at the Beginning of the Year	$9,921	$9,434	$8,494
Service Cost	285	236	227
Interest Cost	613	622	624
Actuarial (Gain) or Loss	413	(162)	289
Benefits Paid	(488)	(209)	(200)

Projected Benefit Obligation at the End of the Year	$10,744	$9,921	$9,434

Accumulated Benefit Obligation at the End of the Year	$8,444	$8,143	$7,684

Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$—	$—	$—
Benefits Paid	(488)	(209)	(200)
Employer Contributions	488	209	200

Fair Value of Assets at the End of the Year	$—	$—	$—

Net Amount Recognized
Funded Status	$(10,744)	$(9,921)	$(9,434)
Unrecognized Transition Obligation (Asset)	110	122	134
Unrecognized Prior Service Cost	—	—	—
Unrecognized Net (Gain) or Loss	1,303	890	1,052

Net Amount Recognized	$(9,331)	$(8,909)	$(8,248)

Amounts Recognized in the Statement of Financial Position
Accrued Benefit Cost	$(9,331)	$(8,909)	$(8,248)

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
Projected Benefit Obligation	$10,744	$9,921	$9,434
Accumulated Benefit Obligation	8,444	8,143	7,684
Fair Value of Plan Assets	—	—	—

Weighted Average Assumptions at the End of the Year
Discount Rate	6.00%	6.50%	7.00%
Rate of Compensation Increase	5.00%	5.00%	5.00%

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension cost included in the results of operations is as follows.

	Year Ended December 31
(Dollars in Thousands)	2003	2002	2001
Service Cost	$285	$236	$227
Interest Cost	613	622	624
Expected Return on Plan Assets	—	—	—
Amortization of Net (Gain) or Loss	—	—	—
Amortization of Prior Service Cost	—	—	—
Amortization of Transition Obligation/(Asset)	12	12	12

Total FAS 87 Net Periodic Pension Cost	910	870	863
FAS 88 Charges / (Credits)
Settlement	—	—	—
Curtailment	—	—	—
Special Termination Benefits	—	—	—

Total	—	—	—

Total Net Periodic Pension Cost	$910	$870	$863

Additional Information
Increase in Minimum Liability Included in Other Comprehensive Income	$—	$—	$—
Weighted Average Assumptions
Discount Rate	6.50%	7.00%	7.00%
Expected Return on Plan Assets	N/A	N/A	N/A
Rate of Compensation Increase	5.00%	5.00%	5.00%

Postretirement Benefits Other Than Pension—The projected benefit obligations for postretirement medical, dental, and life insurance programs for Board members and certain officers of acquired institutions are as follows.

	Year Ended December 31
(Dollars in Thousands)	2003	2002	2001
Change in Projected Benefit Obligation
Accumulated Postretirement Benefit Obligation at the Beginning of the Year	$938	$842	$697
Service Cost	12	11	11
Interest Cost	59	57	54
Actuarial (Gain) or Loss	32	27	80
Benefits Paid	—	—	—

Projected Benefit Obligation at the End of the Year	$1,041	$937	$842

Net Amount Recognized
Funded Status	$(1,041)	$(937)	$(842)
Unrecognized Transition Obligation (Asset)	—	—	—
Unrecognized Prior Service Cost	—	—	—
Unrecognized Net (Gain) or Loss	(210)	(271)	(333)

Net Amount Recognized	$(1,251)	$(1,208)	$(1,175)

Amounts Recognized in the Statement of Financial Position
Accrued Benefit Cost	$(1,251)	$(1,208)	$(1,175)

Weighted Average Assumptions at the End of the Year
Discount Rate	6.00%	6.50%	7.00%
Rate of Compensation Increase	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates
Health Care Trend Rate Assumed for Next Year	5.50%	5.50%	5.50%
Ultimate Rate	5.50%	5.50%	5.50%
Year that the Ultimate Rate is Reached	2003	2002	2001

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated postretirement benefit did not take into consideration the effect on these programs of the Medicare Prescription Drug Improvement and Modernization Act of 2003 enacted by Congress and signed into law by the President in late 2003. The Corporation is currently reviewing this legislation and its options to modify benefits provided by these plans. The components of the net periodic benefit cost of postretirement plans are as follows.

	Year Ended December 31
(Dollars in Thousands)	2003	2002	2001
Service Cost	$12	$11	$11
Interest Cost	59	57	54
Expected Return on Plan Assets	—	—	—
Amortization of Net (Gain) or Loss	—	—	—
Amortization of Prior Service Cost	—	—	—
Amortization of Transition Obligation/(Asset)	(28)	(35)	(39)

Total Net Periodic Benefit Cost	$43	$33	$26

Weighted Average Assumptions
Discount Rate	6.50%	7.00%	7.00%
Expected Return on Plan Assets	N/A	N/A	N/A
Rate of Compensation Increase	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates
Health Care Trend Rate Assumed for Current Year	5.50%
Ultimate Rate	5.50%
Year that the Ultimate Rate is Reached	2003

Assumed health care cost trend rates affect amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects.

	One Percentage Point
(Dollars in Thousands)	Increase	Decrease
Effect on total of service and interest cost components	$6	$(5)
Effect on postretirement benefit obligation	67	(62)

Fixed Stock Option Plans—Under the 2002 Stock Incentive Plan, First Indiana is authorized to grant awards (which may be options, restricted stock, or specified other stock-based awards) to its employees, directors, and consultants for up to 2,625,000 shares of common stock. This includes 1,649,771 shares which may be issued only to the extent they are not issued pursuant to grants made before April 30, 2002, under the following plans that were discontinued on that date: the 1991 First Indiana Stock Option and Incentive Plan, the First Indiana 1992 Directors’ Stock Option Plan, the First Indiana Corporation 1998 Stock Incentive Plan, and the Somerset Group, Inc. 1991 and 1998 Stock Incentive Plans. In the case of all options heretofore granted under the 2002 Plan and the prior plans, the option’s maximum term has been five years or ten years and each option has fully vested at the end of a period ranging from one to five years from the date of grant. The 2002 Plan authorizes the issuance of stock options for an exercise price which is less than the market value of the option stock on the date of grant. Under the 2002 Plan and the prior plans, optionees may elect to fund their option exercises with stock they currently own. In that event, the Corporation either cancels the stock certificates received from the optionee in the stock swap transaction or issues a new certificate for the net number of additional shares. Shares exchanged in the swap transaction must have been held by the optionee for a period of at least six months before the swap transaction. In addition to the options outstanding at December 31, 2003, 712,042 shares of common stock were available for future grants or awards under the 2002 Plan.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2003	Weighted Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable at December 31, 2003	Weighted Average Exercise Price
$ 5.01–$10.00	54,130	1.17	$8.03	54,130	$8.03
10.01– 15.00	303,484	2.96	13.19	266,984	12.95
15.01– 20.00	1,053,924	7.43	18.07	408,666	17.92
20.01– 22.00	34,868	5.04	21.35	29,410	21.30

5.01– 22.00	1,446,406	6.20	16.75	759,190	15.60

A summary of the status of First Indiana’s fixed stock option plans as of December 31, 2003, 2002, and 2001, and changes during the years then ended is presented below.

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at Beginning of Year	1,495,738	$16.43	1,276,769	$14.36	1,234,751	$12.48
Granted	180,850	18.14	488,208	18.38	289,283	18.71
Exercised	(82,902)	10.84	(233,773)	9.01	(197,043)	8.56
Surrendered	(147,280)	18.52	(35,466)	17.81	(50,222)	15.91

Outstanding at End of Year	1,446,406	16.75	1,495,738	16.43	1,276,769	14.36

Options Exercisable at Year-End	759,190		715,869		732,751

Weighted Average Fair Value of Options Granted During the Year	$3.38		$5.54		$6.83

The following table summarizes equity compensation plan information.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,446,406	$16.75	712,042
Equity compensation plans not approved by security holders	—	—	—

Total	1,446,406	$16.75	712,042

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance-Based Stock Plans—Under the 2002 Stock Incentive Plan, First Indiana is authorized to grant awards which may be options, restricted stock, or specified other stock-based awards to employees, directors, and consultants. On January 20, 2000, First Indiana awarded 45,000 shares of restricted stock among three executive officers. On April 1, 2001, First Indiana awarded 1,009 shares of restricted stock to an officer. All of these shares were subject to forfeiture in the event certain specified performance objectives were not met by December 31, 2002, and March 31, 2006, respectively. At December 31, 2002, the officer awarded 1,009 shares of restricted stock was no longer employed by First Indiana and the December 31, 2002, performance measures restricting the 45,000 share grants were not met. Consequently 46,009 shares of restricted stock were forfeited and compensation expense in 2002 was reduced by $1,095,000. On January 20, 2003, First Indiana awarded 36,000 shares of restricted stock among three executive officers. During 2003, 12,000 of these restricted stock shares were forfeited. The remaining 24,000 shares are subject to forfeiture in the event certain specified performance objectives are not met by December 31, 2005. On July 23, 2003, First Indiana awarded 90,909 shares of restricted stock to an officer. These restricted shares are subject to forfeiture in the event certain specified performance objectives are not met by July 23, 2011. First Indiana expensed $453,000, $(1,095,000), and $615,000 in 2003, 2002, and 2001, respectively, in connection with restricted stock awards.

Employees’ Stock Purchase Plans—Under the Corporation’s Employees’ Stock Purchase Plans, all full-time employees and directors are eligible to participate after six months’ employment. Approximately 41 percent of eligible employees participated in the plan in 2003. Under the terms of the Plans, employees and directors can choose to have up to 10 percent of their annual base earnings or all of their director’s fees withheld to purchase the Corporation’s common stock. The Corporation matches the employee contribution at rates ranging from 20 percent to 50 percent according to the criteria specified within the plan. The contributions are paid to a trustee, who purchases the Corporation’s stock bi-weekly at the then prevailing market price. First Indiana’s matching contributions were $194,000, $209,000, and $261,000 for the years ended 2003, 2002, and 2001, respectively.

(16)    Parent Company Only Statements

Condensed Balance Sheets	December 31
(Dollars in Thousands)	2003	2002
Assets
Cash and Due from Banks	$2	$1
Certificate of Deposit with the Bank	500	500
Due from the Bank	30,012	29,799
Investment in the Bank	209,348	188,000
Investment in Somerset	12,572	11,871
Investment in Grantor Trusts	744	372
Other Assets	4,264	3,233

Total Assets	$257,442	$233,776

Liabilities
Subordinated Notes	$46,534	$12,169
Other Liabilities	1,975	396

Total Liabilities	48,509	12,565
Shareholders’ Equity	208,933	221,211

Total Liabilities and Shareholders’ Equity	$257,442	$233,776

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Earnings	Years Ended December 31
(Dollars in Thousands)	2003	2002	2001
Income
Dividends from the Bank	$21,440	$22,400	$17,948
Income from Investments	47	13	22
Non-Interest Income	285	82	—

Total Income	21,772	22,495	17,970
Expense
Interest Expense	1,532	150	—
Non-Interest Expense	4,392	1,390	3,651

Total Expense	5,924	1,540	3,651

Earnings Before Income Taxes	15,848	20,955	14,319
Income Tax Benefit	(2,106)	(481)	(1,163)

Earnings Before Equity in Undistributed Net Earnings of Subsidiaries	17,954	21,436	15,482
Equity in Undistributed Net Earnings of the Bank	(16,126)	(698)	4,174
Equity in Undistributed Net Earnings of Somerset	701	442	353

Net Earnings	$2,529	$21,180	$20,009

Condensed Statements of Cash Flows	Years Ended December 31
(Dollars in Thousands)	2003	2002	2001
Cash Flows from Operating Activities
Net Earnings	$2,529	$21,180	$20,009
Adjustments to Reconcile Net Earnings to Net Cash (Used) Provided by Operating Activities
Equity in Undistributed Earnings	15,425	256	(4,527)
Amortization of Restricted Stock Plan	321	—	339
Forfeiture of Restricted Common Stock	—	(603)	—
Tax Benefit of Option Compensation	103	641	652
Option Compensation Related to Executive Retirement	324	—	—
Change in Other Liabilities	1,579	409	(71)
Change in Due from the Bank and Other Assets	(4,645)	(23,914)	(3,417)

Net Cash (Used) Provided by Operating Activities	15,636	(2,031)	12,985

Cash Flows from Investing Activities
Investment in Equity Security	(372)	(372)	—
Acquisition of MetroBanCorp—Net of Cash Acquired Transferred to Bank	(36,805)	—	—
Acquisition of Somerset	(7)	(127)	(279)

Net Cash Used by Investing Activities	(37,184)	(499)	(279)

Cash Flows from Financing Activities
Issuance of Subordinated Notes	34,323	12,169	—
Stock Option Proceeds	542	1,728	1,282
Purchase of Treasury Stock—Net	(3,004)	(1,383)	(6,011)
Payment for Fractional Shares	—	(11)	—
Common Stock Issued under Deferred Compensation Plan	(35)	(17)	—
Dividends Paid	(10,277)	(9,956)	(7,977)

Net Cash (Used) Provided by Financing Activities	21,549	2,530	(12,706)

Net Change in Cash and Cash Equivalents	1	—	—
Cash and Cash Equivalents at the Beginning of the Year	501	501	501

Cash and Cash Equivalents at the End of the Year	$502	$501	$501

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17)    Estimated Fair Value of Financial Instruments

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

Other Investments—Federal Home Loan Bank stock is valued at its cost because it is a restricted investment security that can only be sold to other FHLB member institutions or redeemed by the FHLB. Federal Reserve Bank stock is also valued at its cost because it is a restricted investment security that can only be sold to other FRB member institutions or redeemed by the FRB. Capital securities issued by Trust I and Trust II are valued at cost since they may only be redeemed by the grantor trust that issued them.

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Fair Value of Financial Instruments

	December 31, 2003		December 31, 2002
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and Cash Equivalents	$60,305	$60,305	$76,050	$76,050
Securities Available for Sale	215,453	215,453	138,457	138,457
Other Investments	24,957	24,957	22,863	22,863
Loans
Business	484,867	486,678	484,947	485,527
Consumer	601,562	605,912	648,257	648,420
Residential Mortgage	316,166	318,898	310,768	314,704
Single-Family Construction	186,652	186,652	210,942	210,942
Commercial Real Estate	176,978	179,703	145,542	147,229
Accrued Interest Receivable	9,353	9,353	10,771	10,771
Liabilities
Deposits
Non-Interest-Bearing Demand Deposits	235,811	235,811	180,389	180,389
Interest-Bearing Demand Deposits	217,353	217,353	179,751	179,751
Savings	400,804	400,804	398,752	398,752
Certificates of Deposit under $100,000	312,051	323,625	269,942	273,671
Certificates of Deposit $100,000 or Greater	323,953	326,125	310,370	319,393
Borrowings
Short-Term Borrowings	147,074	147,074	170,956	170,968
FHLB Advances	265,488	271,144	346,532	357,875
Subordinated Notes	46,534	50,190	12,169	12,169

Accrued Interest Payable	2,156	2,156	2,294	2,294
Off-Balance-Sheet Instruments
Commitments to Extend Credit	—	3,338	—	(912)

(18)    Segment Reporting

The Corporation’s business units are primarily organized to operate in the financial services industry and are determined by the products and services offered. The community bank segment includes the Bank’s branch network and investment and insurance subsidiary and encompasses the home equity, installment, and residential loan portfolios. The community bank segment also originates business, single-family construction, and commercial real estate loans; encompasses the portfolio of Community Reinvestment Act loans; and provides traditional cash management services to business customers. The consumer finance segment includes the origination, sale, and servicing activities of home equity, installment, and residential loans. The Somerset segment includes all activities of Somerset, an accounting and consulting firm. FirstTrust Indiana includes the services, fees, and costs of the trust segment. Investment portfolio management is included in the treasury segment. Revenues in the Corporation’s segments are generated from loans, deposits, investments, servicing fees, loan sales, and fee income. There are no foreign operations.

The following segment financial information is based on the internal management reporting used by the Corporation to monitor and manage financial performance. The Corporation evaluates segment performance based on average assets and profit or loss before income taxes and indirect expenses. Indirect expenses include the Corporation’s overhead and support expenses. The Corporation attempts to match fund each business unit by

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reviewing the earning assets and costing liabilities held by each unit and assigning an appropriate expense or income offset based on the external cost of funds. The Corporation accounts for intersegment revenues, expenses, and transfers based on estimates of the actual costs to perform the intersegment services.

Segment Reporting(1)

(Dollars in Thousands)	Community Bank	Consumer Finance Bank	FirstTrust	Somerset	Treasury	Non-Segment	2003 Consolidated Totals
Average Segment Assets	$1,871,390	$65,879	$599	$14,538	$231,685	$33,655	$2,217,746
Net Interest Income (Expense)(2)	67,281	3,580	(28)	42	11,147	(5,122)	76,900
Provision for Loan Losses	(38,974)	—	—	—	—	—	(38,974)
Non-Interest Income	22,114	11,471	3,028	11,946	88	916	49,563
Intangible Amortization	(736)	—	—	—	—	—	(736)
Other Non-Interest Expense	(45,794)	(8,617)	(2,340)	(10,844)	(1,839)	(13,467)	(82,901)
Intersegment Income (Expense)(3)	(8,717)	5,897	—	—	—	2,820	—

Earnings (Loss) before Income Tax	$(4,826)	$12,331	$660	$1,144	$9,396	$(14,853)	$3,852

	Community Bank	Consumer Finance Bank	FirstTrust	Somerset	Treasury	Non-Segment	2002 Consolidated Totals
Average Segment Assets	$1,823,246	$40,103	$528	$13,543	$180,454	$26,418	$2,084,292
Net Interest Income (Expense)(2)	62,228	1,651	(18)	52	12,454	(2,587)	73,780
Provision for Loan Losses	(20,756)	—	—	—	—	—	(20,756)
Non-Interest Income	19,822	12,484	2,614	10,764	404	677	46,765
Other Non-Interest Expense	(37,734)	(8,688)	(1,919)	(10,024)	(1,300)	(6,837)	(66,502)
Intersegment Income (Expense)(3)	(10,236)	10,630	—	—	—	(394)	—

Earnings (Loss) before Income Tax	$13,324	$16,077	$677	$792	$11,558	$(9,141)	$33,287

	Community Bank	Consumer Finance Bank	FirstTrust	Somerset	Treasury	Non-Segment	2001 Consolidated Totals
Average Segment Assets	$1,779,689	$33,156	$714	$12,696	$234,568	$46,631	$2,107,454
Net Interest Income (Expense)(2)	61,418	1,393	—	74	10,361	803	74,049
Provision for Loan Losses	(15,228)	—	—	—	—	—	(15,228)
Non-Interest Income	17,670	13,056	2,284	9,558	597	798	43,963
Goodwill Amortization	(121)	—	—	(450)	—	(349)	(920)
Other Non-Interest Expense	(37,546)	(6,295)	(1,804)	(8,361)	(1,749)	(13,826)	(69,581)
Intersegment Income (Expense)(3)	(4,766)	5,397	—	—	—	(631)	—

Earnings (Loss) before Income Tax	$21,427	$13,551	$480	$821	$9,209	$(13,205)	$32,283

(1)	First Indiana implemented a new management reporting structure in the first quarter of 2003. Amounts shown for 2002 and 2001 have been reclassified to reflect the change in management reporting format.
(2)	The net interest income amounts in the segment results reflect the actual interest income and expense from segment activities and amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.
(3)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are not included in the Corporation’s actual results.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19)    Interim Quarterly Results (Unaudited)

(Dollars in Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Total Interest Income	$30,148	$29,533	$27,651	$26,998
Net Interest Income	19,541	20,250	18,779	18,330
Provision for Loan Losses	6,237	16,091	13,548	3,098
Non-Interest Income	13,919	12,534	12,511	10,599
Non-Interest Expense	19,759	19,661	21,391	22,826
Earnings (Loss) Before Income Taxes	7,464	(2,968)	(3,649)	3,005
Net Earnings (Loss)	4,728	(1,723)	(2,448)	1,972
Basic Earnings (Loss) Per Share	0.30	(0.11)	(0.16)	0.13
Diluted Earnings (Loss) Per Share	0.30	(0.11)	(0.16)	0.13
2002
Total Interest Income	$31,615	$31,869	$32,009	$30,430
Net Interest Income	17,194	18,473	19,401	18,712
Provision for Loan Losses	2,610	4,159	2,982	11,005
Non-Interest Income	12,494	11,955	11,111	11,205
Non-Interest Expense	17,090	15,293	16,767	17,352
Earnings Before Income Taxes	9,988	10,976	10,763	1,560
Net Earnings	6,383	6,896	6,842	1,059
Basic Earnings Per Share	0.41	0.44	0.44	0.07
Diluted Earnings Per Share	0.41	0.43	0.43	0.07

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

of First Indiana Corporation:

We have audited the accompanying Consolidated Balance Sheets of First Indiana Corporation and Subsidiaries as of December 31, 2003 and 2002 and the related Consolidated Statements of Earnings, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Indiana Corporation and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Indianapolis, Indiana

February 27, 2004

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

/s/ Marni McKinney	/s/ William J. Brunner
Marni McKinney Vice Chairman and Chief Executive Officer	William J. Brunner Chief Financial Officer

February 27, 2004

PART I

Item 1. Business

Description of Business

First Indiana Corporation (“First Indiana” or the “Corporation”) is an Indiana corporation formed in 1986. It is the holding company for First Indiana Bank, N.A. (the “Bank”), the largest commercial bank headquartered in Indianapolis, and for Somerset Financial Services, LLC (“Somerset”), an accounting and consulting firm. The Corporation acquired The Somerset Group, Inc. (the parent of Somerset) in a merger completed on September 29, 2000.

The Corporation had total assets of $2.19 billion at December 31, 2003, an increase of $67.5 million from $2.13 billion at December 31, 2002. Loans outstanding were $1.81 billion and deposits were $1.49 billion at December 31, 2003.

Effective August 1, 2001, the Bank was converted from a federal savings bank to a national bank and First Indiana became a bank holding company registered with the Federal Reserve Board. Effective September 25, 2001, the Federal Reserve Board approved the Corporation’s election to become a financial holding company. As a financial holding company, the Corporation may engage in activities that are financial in nature or incidental to a financial activity. Approximately five years prior to becoming a national bank, the Corporation had begun shifting its business plan and asset management, moving away from emphasizing consumer and mortgage lending to a greater emphasis on commercial lending.

The Bank is engaged primarily in the business of attracting deposits from the general public and originating commercial and consumer loans. The Bank offers a full range of banking services through its offices in Central Indiana. The Bank also originates home equity loans in 47 states through Bank loan officers and an independent agent network. The Bank has construction and consumer loan service offices in Indiana, Arizona, Florida, Illinois, North Carolina, and Ohio. One Investment Partners, a subsidiary of the Bank, holds loans originated outside of Indiana.

Through Somerset and FirstTrust Indiana, a division of the Bank, the Corporation offers a full array of financial services, including tax planning and preparation, accounting services, retirement and estate planning, and investment advisory and trust services. Somerset also has an extensive consulting practice spanning construction services, health care, entrepreneurial activities, real estate, information technology, and risk management.

On January 13, 2003, the Corporation acquired Carmel, Indiana-based MetroBanCorp through a merger. MetroBanCorp was the holding company for MetroBank, with assets of approximately $196 million and seven offices in Carmel, Fishers, and Noblesville, Indiana. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the financial results of the acquired entity are included in the consolidated financial statements from the acquisition date. Upon completion of the merger, the Bank had 33 banking centers in Central Indiana. The merger gave the Bank the largest market share of deposits in Hamilton County, which is one of the fastest growing counties in the Midwest.

First Indiana Corporation common stock is traded on the NASDAQ National Market under the ticker symbol FINB. The principal executive offices are located at 135 North Pennsylvania Street, Suite 2800, Indianapolis, Indiana 46204, and the telephone number is (317) 269-1200. The website address is www.firstindiana.com. The information on the website does not constitute part of this Form 10-K.

Business Segments

Information about the Corporation’s business segments is contained in Note 18 of the Notes to the Consolidated Financial Statements.

Competition

The Bank faces substantial competition in originating both commercial and consumer loans. This competition comes principally from other banks, savings institutions, mortgage banking companies, and other lenders. Many of these competitors have competitive advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce the Corporation’s net income by decreasing the number and size of loans that the Bank originates and the interest rates it may charge on these loans.

In attracting business and consumer deposits, the Bank faces substantial competition from other insured depository institutions such as banks, savings institutions, and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of these competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition, and more branch locations. These competitors may offer higher interest rates than the Bank, which could decrease the deposits that it attracts or require the Bank to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the Corporation’s ability to generate the funds necessary for lending operations, which could increase the cost of funds.

The Bank and Somerset also compete with nonbank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance companies, and governmental organizations, which may offer more favorable terms. Some of these nonbank competitors are not subject to the same extensive regulations that govern banks and bank holding companies. As a result, such nonbank competitors may have advantages over the Bank and Somerset in providing certain products and services. This competition may reduce or limit margins on banking and nonbanking services, reduce First Indiana’s market share, and adversely affect the Corporation’s earnings and financial condition.

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

The Bank, the Corporation’s principal subsidiary, is a national bank and is subject to the provisions of the National Bank Act. The Bank is under the supervision of, and subject to periodic examination by, the Office of the Comptroller of the Currency (“OCC”), and is subject to the rules and regulations of the OCC, the Federal Reserve Board, and the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to supervision and examination by the FDIC because the FDIC insures its deposits to the extent provided by law. The Corporation’s ownership of Somerset and any other nonbank subsidiaries is also subject to the regulations of the Federal Reserve Board, and Somerset is supervised and regulated by other federal and state agencies.

Regulations governing First Indiana and the Bank restrict extensions of credit by the Bank to First Indiana Corporation and, with some exceptions, other affiliates of the Corporation. For these purposes, extensions of credit include loans and advances to and guarantees and letters of credit on behalf of First Indiana and such affiliates. These regulations also restrict investments by the Bank in the stock or other securities of First Indiana and the covered affiliates, as well as the acceptance of such stock or other securities as collateral for loans to any borrower, whether or not related to First Indiana.

The Bank is subject to comprehensive federal regulations dealing with a wide variety of subjects, including reserve requirements, loan limitations, restrictions as to interest rates on loans and deposits, restrictions as to dividend payments, requirements governing the establishment of branches, and numerous other aspects of its operations. These regulations generally have been adopted to protect depositors and creditors rather than shareholders or holders of subordinated debt.

Payment of Dividends

Federal Reserve Board policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality, and overall financial condition.

There are various statutory restrictions on the ability of the Bank to pay dividends or make other payments to First Indiana Corporation, which are described below. Prior regulatory approval is required if dividends to be declared by the Bank in any year would exceed net earnings of the current year (as defined under the National Bank Act) plus retained net profits for the preceding two years. Due to the payment of an $11,000,000 special dividend in January 2003 (to partially fund the acquisition of MetroBanCorp), the Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2003, not to exceed $28,571,000. The Bank paid dividends of $21,440,000 to the Corporation in 2003. The Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2004, not to exceed $19,000,000. The Bank will likely be required to seek OCC approval prior to making dividend payments in 2005. In determining whether to grant such approval, the OCC will consider such factors as the reasonableness of the Bank’s request, including the Bank’s historical dividend payout ratio and projected dividend payment; the Bank’s historical trends and current projections for capital growth through earnings retention; the Bank’s overall condition, with particular emphasis on current and projected capital adequacy; the reasons for which the Bank became subject to the dividend restrictions; and any other information the OCC deems pertinent to reviewing its request.

Under federal law, a depository institution is prohibited from paying a dividend if the depository institution would thereafter be “undercapitalized” as determined by the federal bank regulatory agencies. The relevant federal agencies also have the authority to prohibit a bank from engaging in what agencies determine are unsafe or unsound practices in conducting its business. The payment of dividends could, depending upon the financial condition of a bank, be deemed to constitute an unsafe or unsound practice.

Capital Requirements

First Indiana is subject to capital requirements and guidelines imposed on bank holding companies and financial holding companies by the Federal Reserve Board. The OCC and the FDIC impose similar requirements on the Bank. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater risks. For this purpose, a bank holding company’s or bank’s assets and certain off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the credit risk. Total capital, in turn, is divided into two tiers:

•	Tier 1 capital, which includes common equity, certain qualifying cumulative and noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries; and

•	Tier 2 capital, which includes perpetual preferred stock, and related surplus not meeting the Tier 1 definition, hybrid capital instruments, perpetual debt and mandatory convertible securities, certain term subordinated debt, intermediate-term preferred stock, and allowances for loan and lease losses (subject to certain limitations).

Goodwill, certain intangible assets, and certain other assets must be deducted in calculating the sum of the capital elements.

First Indiana, like other bank holding companies, is required to maintain Tier 1 capital and total capital equal to at least 4 percent and 8 percent, respectively, of total risk-weighted assets. As of December 31, 2003, the Corporation met both requirements, with Tier 1 and total capital equal to 10.15 percent and 12.62 percent, respectively, of total risk-weighted assets. The Bank was also in compliance with its applicable minimum capital requirement at December 31, 2003, with Tier 1 capital and total capital equal to 9.29 percent and 10.56 percent, respectively, of its total risk-weighted assets.

The Federal Reserve Board, the FDIC, and the OCC have incorporated market and interest rate risk components into their risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities. The Federal Reserve Board also requires a minimum “leverage ratio” (Tier 1 capital to adjusted average assets) of 3 percent for bank holding companies that have the highest regulatory rating or have implemented the risk-based capital measures for market risk, or 4 percent for holding companies that do not meet either of these requirements. The Bank is subject to similar requirements adopted by the OCC. As of December 31, 2003, the Corporation’s leverage ratio was 8.71 percent, and the Bank’s was 8.06 percent.

While federal regulators may set capital requirements higher than the minimums noted above if circumstances warrant it, no federal banking regulator has imposed any such special capital requirement on the Corporation or the Bank.

Source of Strength Doctrine

Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to its subsidiary bank and to stand prepared to commit resources to support its subsidiary bank. There are no specific quantitative rules on the holding company’s potential liability. If the Bank were to encounter financial difficulty, the Federal Reserve Board could invoke the doctrine and require a capital contribution. In addition, and as a separate legal matter, a holding company is required to guarantee the capital plan of an undercapitalized subsidiary bank. See “FDICIA” below.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. “Well-capitalized” institutions significantly exceed the required minimum level for each capital measure (currently, risk-based and leverage). “Adequately capitalized” institutions include depository institutions that meet the required minimum level for each capital measure. “Undercapitalized” institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. “Significantly undercapitalized” characterizes depository institutions with capital levels significantly below the minimum requirements. “Critically undercapitalized” refers to depository institutions with minimal capital and at serious risk for government seizure.

Under certain circumstances, a well-capitalized, adequately capitalized, or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions, including paying dividends or paying management fees to a holding company, if the institution would thereafter be undercapitalized. Institutions that are adequately but not well-capitalized cannot accept, renew, or rollover brokered deposits except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or rollover brokered deposits.

The banking regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agency’s corrective powers include, among other things:

•	prohibiting the payment of principal and interest on subordinated debt;

•	prohibiting the holding company from making distributions without prior regulatory approval;

•	placing limits on asset growth and restrictions on activities;

•	placing additional restrictions on transactions with affiliates;

•	restricting the interest rate the institution may pay on deposits;

•	prohibiting the institution from accepting deposits from correspondent banks; and

•	in the most severe cases, appointing a conservator or receiver for the institution.

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

FDICIA also contains a variety of other provisions that may affect First Indiana’s operations, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, and the requirement that a depository institution give notice to customers and regulatory authorities before closing any branch. As of December 31, 2003, the Bank exceeded the required capital ratios for classification as “well-capitalized.”

FDIC Insurance and Financing Corporation Assessments

The FDIC’s deposit insurance assessments currently are calculated under a risk-based system. The risk-based system places a bank in one of nine risk categories, principally on the basis of its capital level and an evaluation of the bank’s risk to the relevant deposit insurance fund, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. Under the Federal Deposit Insurance Act, a depository institution may not pay interest on indebtedness, if such interest is required to be paid out of net profits, or distribute any of its capital assets while it remains in default on any assessment due to the FDIC.

In accordance with the Deposit Insurance Funds Act of 1996, the Financing Corporation (“FICO”) debt service assessment became applicable to all insured institutions as of January 1, 1997. The FICO debt service assessment due is based upon a quarterly multiplier which is not tied to the FDIC risk classification. The FICO rates for the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) are determined quarterly.

Transactions with Affiliates

Transactions between the Bank and its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. The affiliates of the Bank include First Indiana Corporation and any entity controlled by First Indiana Corporation. Generally, Sections 23A and 23B (1) limit the extent to which the Bank may engage in “covered transactions” with any one affiliate to an amount equal to 10 percent of the Bank’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20 percent of the Bank’s capital stock and surplus, (2) require that the Bank’s extensions of credit to such affiliates be fully collateralized (with 100 percent to 130 percent collateral coverage, depending on the type of collateral), (3) prohibit the Bank from purchasing or accepting as collateral from an affiliate any “low quality assets” (including non-performing loans), and (4) require that all “covered transactions” be on terms substantially the same, or at least as favorable, to the Bank or its subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee, and other similar types of transactions.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers, and principal stockholders of banks. Under Section 22(h) of the Federal Reserve Act and its implementing regulations, loans to a director, an executive officer, or a principal stockholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one-borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed the bank’s unimpaired capital and unimpaired surplus. Section 22(h) and its implementing regulations also prohibit loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal stockholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. Section 22(h) generally requires that loans to directors, executive officers, and principal stockholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Community Reinvestment Act

Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate income areas, consistent with safe and sound banking practices. The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiary. The most recent Community Reinvestment Act rating the Bank has received was “satisfactory.”

Fair Lending; Consumer Laws

In addition to the Community Reinvestment Act, other federal and state laws regulate various lending and consumer aspects of the banking business. Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission, and the Department of Justice, have become concerned that in some cases prospective borrowers experience unlawful discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against some depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums, short of a full trial.

Recently, these governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act. These factors include evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity.

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of certain loans to customers.

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) was signed into law on November 12, 1999. The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. The following description summarizes some of its significant provisions.

The GLBA repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales, and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating.

The GLBA provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations, or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in specific areas identified under the law. Under the law, the federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising, and disclosures.

The GLBA repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended, and identifies sets of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker” or a “dealer.”

The GLBA also contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The GLBA provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to “opt out” of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLBA also provides that the states may adopt customer privacy protections that are more strict than those contained in the GLBA.

Future Legislation

Because federal and state regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal and state regulation of financial institutions may change in the future and impact the Corporation’s operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, First Indiana fully expects that the financial services industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

Employees

At December 31, 2003, the Corporation and its subsidiaries employed 788 persons, including part-time employees. Management considers its relations with its employees to be excellent. None of these employees is represented by any collective bargaining group.

Reports on Corporation Website

First Indiana Corporation makes available free of charge through its Internet website the Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as practicable after they are electronically filed or furnished pursuant to the Section 13(1) or 15(d) of the Exchange Act. These reports are available by going to the Corporation’s website (www.firstindiana.com) and selecting “Investor Relations” and then “SEC Filings.”

Item 2. Properties

At December 31, 2003, the Corporation operated through 33 full-service banking centers and seven loan origination offices in addition to its headquarters and operations locations. The Corporation leases its headquarters location in downtown Indianapolis and owns its operations facilities in Greenwood, Indiana. The Corporation’s subsidiary, Somerset, and FirstTrust Indiana, the Bank’s investment advisory and trust division, lease their facility on the north side of Indianapolis. The Corporation leases 16 of the branches and the seven origination offices and owns the remaining locations. The aggregate carrying value at December 31, 2003, of the properties owned or leased, including headquarters properties and leasehold improvements at the leased offices, was $16,193,000. See Notes 8 and 14 of the Notes to Consolidated Financial Statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Corporation’s security holders during the three months ended December 31, 2003.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

The Corporation’s stock is traded on the NASDAQ National Market under the ticker symbol FINB. As of February 12, 2004, there were approximately 1,733 holders of record of the Corporation’s common stock. The following table contains high and low bid information as reported by NASDAQ.

	2003			2002
	High	Low	Book Value	High	Low	Book Value
First Quarter	$20.37	$15.32	$14.30	$22.68	$16.44	$13.70
Second Quarter	18.45	15.70	14.00	22.48	19.00	14.01
Third Quarter	20.16	17.40	13.51	23.20	16.74	14.39
Fourth Quarter	19.94	17.74	13.44	20.99	16.51	14.23

For restrictions on the Corporation’s and the Bank’s present or future ability to pay dividends, see “Liquidity and Market Risk Management – Liquidity Management” and Note 13 of the Notes to the Consolidated Financial Statements.

For equity compensation plan information, see Note 15 of the Notes to Consolidated Financial Statements.

The Corporation paid a cash dividend of $0.165 per share outstanding in each quarter of 2003 and $0.160 per share outstanding in each quarter of 2002. All share and per share data has been restated to reflect the five-for-four stock split declared on January 16, 2002.

Item 6. Selected Financial Data

The information required by this item is shown under the heading “Five-Year Summary of Selected Financial Data.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is shown under the following subsections of “Financial Review:”

•	Overview

•	Critical Accounting Policies

•	Statement of Earnings Analysis

•	Financial Condition

•	Asset Quality

•	Liquidity and Market Risk Management

•	Capital

•	Impact of Inflation and Changing Prices

•	Impact of Accounting Standards Not Yet Adopted

•	Fourth Quarter Summary

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is shown under the heading “Liquidity and Market Risk Management.”

Item 8. Financial Statements and Supplementary Data

Information required by this item is shown under the headings “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Independent Auditors’ Report.” The Corporation’s unaudited quarterly financial information for each of the years in the two-year period ended December 31, 2003 is shown in Note 19 of “Notes to Consolidated Financial Statements.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the Corporation’s reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Report on Form 10-K, First Indiana evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of management, including its chief executive officer and chief financial officer. The evaluation of First Indiana’s disclosure controls and procedures included a review of the controls’ objectives and design, First Indiana’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. Included as exhibits to this Annual Report are “Certifications” of First Indiana’s chief executive officer and chief financial officer in accordance with Rule 13a-14 of the Securities Exchange Act of 1934. This Controls and Procedures section of the Annual Report includes the information concerning the controls evaluation referred to in Rule 13a-15, and it should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

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

Based upon their evaluation as of the end of the period covered by this Report on Form 10-K, First Indiana’s chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the Corporation’s disclosure controls and procedures are effective to ensure that material information relating to the Corporation is made known to management, including the chief executive officer and chief financial officer, particularly during the period when the Corporation’s periodic reports are being prepared.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to the directors is incorporated by reference to the Corporation’s Proxy Statement under the heading “Proposal No. 1: Election of Directors” and the information relating to compliance by officers and directors with Section 16(a) is incorporated by reference to the Corporation’s Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this item with respect to the Corporation’s Audit Committee and financial experts is incorporated by reference to the Corporation’s Proxy Statement under the headings “Proposal No. 1: Election of Directors” and “Corporate Governance – Audit Committee.”

The following table sets forth information about the executive officers of the Corporation, the Bank, and Somerset who are not directors of the Corporation or the Bank. All executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name	Position	Age	Year First Elected Officer
William J. Brunner	Vice President, Chief Financial Officer and Treasurer of the Corporation; Chief Financial Officer and Senior Vice President, Financial Management Division of the Bank	44	2000
Patrick J. Early	President, Somerset Financial Services	46	2000
David A. Lindsey	President, Consumer Finance Bank Division of the Bank	53	1983
David L. Maraman	Senior Vice President, Community Bank – Corporate Banking Division of the Bank	55	2003
Ralph G. Nowak	President, FirstTrust Division of the Bank	52	1998
Timothy J. O’Neill	Senior Vice President, Real Estate Lending Department of the Bank	56	1972
Kenneth L. Turchi	Senior Vice President, Community Bank – Retail Banking Division of the Bank	45	1987

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

David A. Lindsey has been with the Bank since 1983, currently serving as president, consumer finance bank division of the Bank. He oversees the Bank’s national consumer lending operations. These include originations, processing and underwriting, secondary marketing, and loan servicing.

David L. Maraman joined the Bank in July 2003 and serves as the Bank’s chief lending officer and senior vice president, community bank – corporate banking division of the Bank. He is responsible for commercial lending and treasury management. In addition, he is acting chief credit officer of the Bank. Prior to joining First Indiana, Mr. Maraman served as chairman and chief executive officer of CIB Bank in Indianapolis, Indiana, since March 1998.

Ralph G. Nowak has been with the bank since November 1998 serving as president of FirstTrust Indiana division of First Indiana Bank. Prior to joining First Indiana, Mr. Nowak served in a number of commercial bank trust investment positions since 1973, including that of chief investment officer at NBD Bank for the state of Indiana from 1992 to 1998.

Timothy J. O’Neill has been with the Bank since 1970 and currently serves as senior vice president of the Bank, real estate lending department. He is responsible for the Bank’s construction and commercial real estate lending.

Kenneth L. Turchi joined First Indiana in 1985 and currently serves as senior vice president, community bank – retail banking division of the Bank. He is responsible for strategic planning, marketing and public relations, First Indiana’s branch system, information technology, community bank operations, the Bank’s call center, and First Indiana Investor Services, the Bank’s investment products and insurance division.

The Corporation’s code of ethics that applies to its principal executive officer, principal accounting officer or controller, or persons performing similar functions, and others is posted on its Internet website (www.firstindiana.com) under Investor Relations, Governance. Disclosures pertaining to amendments to, or waivers from, a provision of this code of ethics will be posted on the Corporation’s Internet website (www.firstindiana.com) under Investor Relations, Governance.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the material under the headings “Executive Compensation” and “Corporate Governance – Compensation of Directors” in the Corporation’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the material under the heading “Stock Ownership by Directors, Officers and Certain Shareholders” in the Corporation’s Proxy Statement and is shown in Note 15 of the Notes to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the material under the heading “Corporate Governance – Certain Transactions” in the Corporation’s Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the material under the headings “Proposal No. 2: Ratification of the Selection of KPMG as Auditors – Fees to Independent Auditors for 2003 and 2002” and “Proposal No. 2: Ratification of the Selection of KPMG as Auditors – Engagement of the Independent Auditors and Approval of Services” in the Corporation’s Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Pages
(a) (1) Financial Statements
	Consolidated Balance Sheets as of December 31, 2003 and 2002	30
	Consolidated Statements of Earnings for the Three Years Ended December 31, 2003	31
	Consolidated Statements of Shareholders’ Equity for the Three Years Ended December 31, 2003	32
	Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2003	33
	Notes to the Consolidated Financial Statements	34-61
	Independent Auditors’ Report	62

(2) Financial Statement Schedules Required by Regulation S-X

None

(3) Exhibits

3(a)	Articles of Incorporation of First Indiana Corporation, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-K filed on March 12, 2001.
3(b)	Amended and Restated Bylaws of First Indiana Corporation, as amended by amendment adopted January 21, 2004. *A
4(a)	Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4(c) of the Registrant’s registration statement on Form S-1, filed as No. 33-46547 on March 20, 1992.
4(b)	Rights Agreement dated as of November 14, 1997, incorporated by reference to Exhibit 4 of the Registrant’s Form 8-A filed December 2, 1997, and Amendment to Rights Agreement, incorporated by reference to Exhibit 4 of the Registrant’s Form 10-Q filed on May 13, 2002.
10(a)	First Indiana Bank 1997 Long-Term Management Performance Incentive Plan, incorporated by reference to Exhibit 10(a) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B
10(b)	First Indiana Corporation 1991 Stock Option and Incentive Plan, incorporated by reference to Exhibit A of the Registrant’s March 20, 1991 Proxy Statement, Pages A-1 to A-8. *B
10(c)	First Indiana Corporation 1998 Stock Incentive Plan, incorporated by reference to Exhibit 10(c) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B
10(d)	First Indiana Corporation 1992 Director Stock Option Plan, incorporated by reference to Exhibit A of the Registrant’s March 13, 1992 Proxy Statement, Pages A-1 to A-3. *B
10(e)	First Indiana Corporation Supplemental Benefit Plan effective May 1, 1997, incorporated by Reference to Exhibit 10(f) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B
10(f)	First Indiana Corporation Supplemental Benefit Plan Agreement effective May 1, 1997 between the Registrant and Robert H. McKinney, incorporated by reference to Exhibit 10(g) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B
10(g)	Form of First Indiana Corporation Supplemental Benefit Plan Agreement effective May 1, 1997 between the Registrant and Marni McKinney, incorporated by reference to Exhibit 10(h) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B
10(h)	Form of Supplemental Benefit Plan Agreement effective May 1, 1997 between the Registrant and each of David A. Lindsey, Timothy J. O’Neill, and Kenneth L. Turchi, and effective May 6, 2000 between the Registrant and William J. Brunner, and effective July 23, 2003 between the Registrant and David L. Maraman, incorporated by reference to Exhibit 10(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B
10(i)	Form of Employment Agreement between the Registrant and each of Robert H. McKinney and Marni McKinney, incorporated by reference to Exhibit 10(j) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B

10(j)	Form of Employment Agreement between First Indiana Bank and each of William J. Brunner, David A. Lindsey, David L. Maraman, Merrill E. Matlock, Timothy J. O’Neill, and Kenneth L. Turchi, incorporated by reference to Exhibit 10(k) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B
10(k)	The Somerset Group, Inc. 1991 Stock Incentive Plan, incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2001. *B
10(l)	The Somerset Group, Inc. 1998 Stock Incentive Plan, incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2001. *B
10(m)	The Somerset Group, Inc. Employee Stock Purchase Plan, incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2001. *B
10(n)	Agreement and Plan of Merger dated September 4, 2002, by and among MetroBanCorp, Inc. and MetroBank and First Indiana Corporation, FIC Acquisition Corp. and First Indiana Bank, National Association, incorporated by reference, to the Registrant’s Form 8-K filed on September 6, 2002.
10(o)	Employment Continuation Agreement dated as of December 29, 2003, between the Registrant and Owen B. Melton, Jr. *A *B
10(p)	Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed its Junior Subordinated Indenture dated as of October 30, 2002 as an exhibit. The Registrant hereby agrees to furnish a copy of this Indenture to the Commission upon request.
10(q)	Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed its Junior Subordinated Indenture dated as of June 26, 2003 as an exhibit. The Registrant hereby agrees to furnish a copy of this Indenture to the Commission upon request.
10(r)	Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed its Subordinated Indenture dated as of November 14, 2003 as an exhibit. The Registrant hereby agrees to furnish a copy of this Indenture to the Commission upon request.
21	Subsidiaries of First Indiana Corporation and First Indiana Bank. *A
23	Consent of KPMG LLP.*A
31(a)	Rule 13a-14(a) Certification of Principal Executive Officer. *A
31(b)	Rule 13a-14(a) Certification of Principal Financial Officer. *A
32(a)	Section 1350 Certification of Chief Executive Officer. *A
32(b)	Section 1350 Certification of Chief Financial Officer. *A

*A	These have been filed as an exhibit to this Form 10-K.
*B	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)	The Corporation filed or furnished the following Current Reports on Form 8-K between October 1, 2003 and February 12, 2004:

Date	Item Reported
October 3, 2003	On October 3, 2003, a Form 8-K was filed related to the announcement of conference call to be held on October 15, 2003.
October 14, 2003	On October 14, 2003, a Form 8-K was furnished related to the third quarter 2003 earnings release.
October 17, 2003	On October 17, 2003, a Form 8-K was furnished related to the October 15, 2003 conference call regarding third quarter 2003 earnings.
November 3, 2003	On November 3, 2003, a form 8-K was filed related to the declaration of a quarterly cash dividend.
December 17, 2003	On December 17, 2003, a form 8-K was furnished related to the announcement of the appointment of an interim CEO.
January 9, 2004	On January 9, 2004, a form 8-K was filed related to the announcement of conference call to be held on January 22, 2004.
January 21, 2004	On January 21, 2004, a form 8-K was furnished related to the fourth quarter 2003 earnings release.
January 21, 2004	On January 21, 2004, a form 8-K was filed related to the declaration of a quarterly cash dividend.
January 26, 2004	On January 26, 2004, a Form 8-K was furnished related to the January 22, 2004 conference call regarding fourth quarter 2003 earnings.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDIANA CORPORATION

/S/ MARNI MCKINNEY
Marni McKinney Vice Chairman and Chief Executive Officer (Principal Executive Officer) Date: March 3, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following officers and directors on behalf of the Registrant and in the capacities indicated on March 3, 2004.

Officers

By:	/S/ MARNI MCKINNEY	By:	/S/ WILLIAM J. BRUNNER
	Marni McKinney Vice Chairman and Chief Executive Officer (Principal Executive Officer)		William J. Brunner Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors

By:	/s/ GERALD L. BEPKO	By:	/s/ MARNI MCKINNEY
	Gerald L. Bepko		Marni McKinney

By:	/s/ ANAT BIRD	By:	/s/ ROBERT H. MCKINNEY

	Anat Bird		Robert H. McKinney

By:	/s/ PEDRO P. GRANADILLO	By:	/s/ PHYLLIS W. MINOTT

	Pedro P. Granadillo		Phyllis W. Minott

By:	/S/ WILLIAM G. MAYS	By:	/s/ MICHAEL L. SMITH

	William G. Mays		Michael L. Smith