Form 10-Q
period 2004-03-31
FIRST INDIANA CORP
filed 2004-05-07
CIK 789670

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ________ to ________ Commission File Number 0-14354

FIRST INDIANA CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-1692825

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

135 North Pennsylvania Street, Indianapolis, IN	46204

(Address of principal executive office)	(Zip Code)

(317) 269-1200 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act). Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares

Common Stock, par value $0.01 per share	Outstanding at 04/30/2004 15,658,459

FIRST INDIANA CORPORATION AND SUBSIDIARIES

FORM 10-Q INDEX

Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries (Dollars in Thousands, Except Per Share Data) (Unaudited)

	March 31 2004	December 31 2003	March 31 2003
Assets
Cash	$ 48,448	$ 58,590	$ 52,187
Interest-Bearing Due from Banks	35,463	1,715	10,359
Federal Funds Sold	—	—	29,000

Cash and Cash Equivalents	83,911	60,305	91,546
Securities Available for Sale	212,220	215,453	156,093
Other Investments	25,248	24,957	23,649
Loans
Business	499,688	515,316	588,086
Consumer	572,546	612,025	665,371
Residential Mortgage	324,709	316,822	306,081
Single-Family Construction	187,381	192,450	206,289
Commercial Real Estate	175,482	178,378	154,490

Total Loans	1,759,806	1,814,991	1,920,317
Allowance for Loan Losses	(53,034)	(53,197)	(48,178)

Net Loans	1,706,772	1,761,794	1,872,139
Premises and Equipment	25,233	25,673	25,798
Accrued Interest Receivable	8,602	9,353	10,286
Loan Servicing Rights	5,716	5,985	8,642
Goodwill	37,042	37,042	36,022
Other Intangible Assets	4,441	4,621	5,173
Other Assets	51,690	47,954	41,744

Total Assets	$2,160,875	$2,193,137	$2,271,092

Liabilities
Non-Interest-Bearing Deposits	$ 261,383	$ 235,811	$ 214,811
Interest-Bearing Deposits
Demand Deposits	176,845	217,353	187,711
Savings Deposits	452,017	400,804	441,080
Certificates of Deposit	595,808	636,004	695,488

Total Interest-Bearing Deposits	1,224,670	1,254,161	1,324,279

Total Deposits	1,486,053	1,489,972	1,539,090
Short-Term Borrowings	123,754	147,074	145,456
Federal Home Loan Bank Advances	250,426	265,488	315,492
Subordinated Notes	46,565	46,534	12,180
Accrued Interest Payable	2,876	2,156	3,156
Advances by Borrowers for Taxes and Insurance	3,070	1,533	3,946
Other Liabilities	35,258	31,486	29,455

Total Liabilities	1,948,002	1,984,243	2,048,775

Shareholders’ Equity
Preferred Stock, $.01 Par Value: 2,000,000 Shares Authorized; None Issued	—	—	—
Common Stock, $.01 Par Value: 33,000,000 Shares Authorized;
Issued: 2004 - 17,576,964 Shares; 2003 - 17,473,764 and 17,359,861 Shares	176	175	174
Capital Surplus	48,106	46,595	44,313
Retained Earnings	187,959	185,012	196,232
Accumulated Other Comprehensive Income	1,251	1,756	4,204
Treasury Stock at Cost: 2004 - 1,923,187 Shares;
2003 - 1,927,017 and 1,812,750 Shares	(24,619)	(24,644)	(22,606)

Total Shareholders’ Equity	212,873	208,894	222,317

Total Liabilities and Shareholders’ Equity	$ 2,160,875	$ 2,193,137	$ 2,271,092

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries (Dollars in Thousands, Except Per Share Data) (Unaudited)

	Three Months Ended March 31
	2004	2003

Interest Income
Interest-Bearing Due from Banks	$ 20	$ 6
Federal Funds Sold	—	3
Securities Available for Sale	2,179	2,043
Dividends on Other Investments	344	338
Loans	23,572	27,758

Total Interest Income	26,115	30,148
Interest Expense
Deposits	5,391	7,391
Short-Term Borrowings	286	387
Federal Home Loan Bank Advances	1,971	2,601
Subordinated Notes	841	228

Total Interest Expense	8,489	10,607

Net Interest Income	17,626	19,541
Provision for Loan Losses	3,000	6,237

Net Interest Income After Provision for Loan Losses	14,626	13,304
Non-Interest Income
Deposit Charges	4,117	4,011
Loan Servicing Income (Expense)	(86)	(97)
Loan Fees	679	589
Trust Fees	876	726
Somerset Fees	4,927	4,699
Investment Product Sales Commissions	633	348
Sale of Loans	2,657	2,473
Sale of Investment Securities	280	7
Other	715	1,163

Total Non-Interest Income	14,798	13,919
Non-Interest Expense
Salaries and Benefits	12,972	12,163
Net Occupancy	1,230	1,149
Equipment	1,621	1,673
Professional Services	1,303	1,089
Marketing	594	617
Telephone, Supplies, and Postage	947	1,044
Other Intangible Asset Amortization	180	184
Other	2,058	1,840

Total Non-Interest Expense	20,905	19,759

Earnings before Income Taxes	8,519	7,464
Income Taxes	3,113	2,736

Net Earnings	$ 5,406	$ 4,728

Basic Earnings Per Share	$ 0.35	$ 0.30

Diluted Earnings Per Share	$ 0.34	$ 0.30

Dividends Per Common Share	$ 0.165	$ 0.165

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Shareholders’ Equity
First Indiana Corporation and Subsidiaries (Dollars in Thousands, Except Per Share Data) (Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2003	15,546,747	$ 175	$ 46,595	$ 185,012	$ 1,756	$ (24,644)	$ 208,894

Comprehensive Income:
Net Earnings	—	—	—	5,406	—	—	5,406
Unrealized Loss on Securities Available for Sale of $835,
Net of Income Taxes and Reclassification Adjustment of $169, Net of Income Taxes	—	—	—	—	(505)	—	(505)

Total Comprehensive Income							4,901
Dividends on Common Stock - $0.165 per share	—	—	—	(2,578)	—	—	(2,578)
Exercise of Stock Options	118,141	1	1,657	—	—	—	1,658
Tax Benefit of Option Compensation	—	—	123	—	—	—	123
Common Stock Issued under Restricted Stock Plans - Net of Amortization	—	—	—	119	—	—	119
Common Stock Issued under Deferred Compensation Plan	—	—	(14)	—	—	—	(14)
Reissuance of Treasury Stock	3,830	—	49	—	—	25	74
Redemption of Common Stock	(14,941)	—	(304)	—	—	—	(304)

Balance at March 31, 2004	15,653,777	$ 176	$ 48,106	$ 187,959	$ 1,251	$ (24,619)	$ 212,873

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries (Dollars in Thousands, Except Per Share Data) (Unaudited)

	Three Months Ended March 31
	2004	2003
Cash Flows from Operating Activities
Net Earnings	$ 5,406	$ 4,728
Adjustments to Reconcile Net Earnings to Net Cash Provided by
Operating Activities
Gain on Sale of Assets, Net	(2,937)	(2,480)
Amortization of Premium, Discount, and Intangibles, Net	(409)	788
Depreciation and Amortization of Premises and Equipment	870	629
Amortization of Net Deferred Loan Fees	514	464
Provision for Loan Losses	3,000	6,237
Origination of Loans Held For Sale, Net of Principal Collected	(72,473)	(80,851)
Proceeds from Sale of Loans Held for Sale	87,482	83,316
Tax Benefit of Option Compensation	123	55
Change In:
Accrued Interest Receivable	751	1,153
Other Assets	(3,760)	(6,476)
Accrued Interest Payable	720	229
Other Liabilities	3,777	(5,209)

Net Cash Provided by Operating Activities	23,064	2,583

Cash Flows from Investing Activities
Proceeds from Sale of Securities Available for Sale	20,280	12,650
Proceeds from Maturities of Securities Available for Sale	13,641	5,310
Purchase of Securities Available for Sale	(30,000)	(10,000)
Purchase of Other Investments	(291)	(136)
Principal Collected on Loans, Net of Originations	63,901	53,481
Purchase of Loans	(24,725)	(25,020)
Purchase of Premises and Equipment	(436)	(3,237)
Acquisition of MetroBanCorp, Net of Cash Acquired	(5)	15,738
Acquisition of Somerset, Net of Cash Acquired	—	(6)
Proceeds from Sale of Premises and Equipment	—	116

Net Cash Provided by Investing Activities	42,365	48,896

Cash Flows from Financing Activities
Net Change in Deposits	(3,847)	38,377
Repayment of Federal Home Loan Bank Advances	(185,043)	(255,040)
Borrowings of Federal Home Loan Bank Advances	170,000	215,000
Net Change in Short-Term Borrowings	(23,320)	(33,144)
Net Change in Advances by Borrowers for Taxes and Insurance	1,537	2,121
Stock Option Proceeds	1,354	189
Deferred Compensation	—	(3)
Purchase of Treasury Stock	—	(998)
Reissuance of Treasury Stock	74	89
Dividends Paid	(2,578)	(2,574)

Net Cash Used by Financing Activities	(41,823)	(35,983)

Net Change in Cash and Cash Equivalents	23,606	15,496
Cash and Cash Equivalents at Beginning of Year	60,305	76,050

Cash and Cash Equivalents at End of Period	$ 83,911	$ 91,546

See Notes to Condensed Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2004 (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements include the accounts of First Indiana Corporation and its subsidiaries (“First Indiana” or “Corporation”). The principal subsidiaries of the Corporation are First Indiana Bank and its subsidiaries (“Bank”) and Somerset Financial Services, LLC (“Somerset”). A summary of the Corporation’s significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts in the Condensed Consolidated Financial Statements relating to prior periods have been reclassified to conform to current reporting presentation.

Note 2 - Earnings Per Share

Basic earnings per share for 2004 and 2003 were computed by dividing net earnings by the weighted average shares of common stock outstanding (15,596,942 and 15,573,638 for the three months ended March 31, 2004 and 2003). Diluted earnings per share for 2004 and 2003 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (15,837,418 and 15,711,282 for the three months ended March 31, 2004 and 2003). Dilution of the per-share calculation relates to stock options.

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

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31
	2004	2003

Net Earnings As Reported	$ 5,406	$ 4,728
Add: Stock option employee compensation expense included in reported net income, net of related tax effects	—	13
Deduct: Total stock option employee compensation expense determined under fair value based method for all awards, net of related tax effects	(172)	(212)

Pro Forma Net Earnings	$ 5,234	$ 4,529

Basic Earnings Per Share
As Reported	$ 0.35	$ 0.30
Pro Forma	0.34	0.29
Diluted Earnings Per Share
As Reported	$ 0.34	$ 0.30
Pro Forma	0.33	0.29

Note 4 - Allowance for Loan Losses

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

Note 5 - Segment Reporting

In 2004, the Corporation changed its segment presentation. Prior year segment information has been reclassified to conform to this new presentation. The Corporation’s business units are primarily organized to operate in the financial services industry and are determined by the products and services offered. The community bank segment includes the Bank’s branch network, investment and insurance subsidiary, the trust division, and home equity, installment, and residential loans originated and purchased for the Bank’s portfolio. The community bank segment also originates business, single-family construction, and commercial real estate loans; encompasses the portfolio of Community Reinvestment Act loans; and provides traditional cash management services to business customers. The consumer finance bank segment originates home equity loans, sells and services home equity, installment, and residential loans, and holds home equity loans originated for sale. The Somerset segment includes all activities of Somerset, an accounting and consulting firm. All Other includes investment portfolio management, the parent company activities and other items not directly attributable to a specific segment. Revenues in the Corporation’s segments are generated from loans, investments, servicing fees, loan sales, and fee income. There are no foreign operations.

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

Segment Reporting (1)
(Dollars in Thousands)

	Community Bank	Consumer Finance Bank	Somerset	All Other	First Quarter 2004 Consolidated Totals
Average Segment Assets	$ 1,778,985	$ 68,065	$ 14,620	$ 277,886	$ 2,139,556

Net Interest Income (Expense) (2)	17,830	874	9	(1,087)	17,626
Provision for Loan Losses	(3,000)	—	—	—	(3,000)
Non-Interest Income	6,630	3,098	4,927	143	14,798
Intangible Amortizationa	(180)	—	—	—	(180)
Other Non-Interest Expense	(12,353)	(1,972)	(3,098)	(3,302)	(20,725)
Intersegment Income (Expense) (3)	(1,379)	714	—	665	—

Earnings (Loss) before Income Tax	$ 7,548	$ 2,714	$ 1,838	$ (3,581)	$ 8,519

	Community Bank	Consumer Finance Bank	Somerset	All Other	First Quarter 2003 Consolidated Totals
Average Segment Assets	$ 1,916,837	$ 72,781	$ 13,225	$ 234,062	$ 2,236,905

Net Interest Income (Expense) (2)	19,009	747	10	(225)	19,541
Provision for Loan Losses	(6,237)	—	—	—	(6,237)
Non-Interest Income	6,260	2,999	4,699	(39)	13,919
Intangible Amortization	(184)	—	—	—	(184)
Other Non-Interest Expense	(11,592)	(2,174)	(2,727)	(3,082)	(19,575)
Intersegment Income (Expense) (3)	(2,263)	1,034	—	1,229	—

Earnings (Loss) before Income Tax	$ 4,993	$ 2,606	$ 1,982	$ (2,117)	$ 7,464

(1)	In 2004, the Corporation changed its segment presentation. Prior year segment information has been reclassified to conform to this new presentation.
(2)	The net interest income amounts in the segment results reflect the actual interest income and expense from segment activities and amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.
(3)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are eliminated from the Corporation’s actual results.

Note 6 - Employee Benefit Plans

The net periodic benefit cost of the supplemental pension benefit plan and the postretirement medical, dental, and life insurance programs included in the results of operations is as follows.

(Dollars in Thousands)

	Supplemental Pension Benefits		Postretirement Benefits

	Three Months Ended March 31		Three Months Ended March 31
	2004	2003	2004	2003
Service Cost	$ 52	$ 71	$ 4	$ 3
Interest Cost	127	153	18	15
Expected Return on Plan Assets	—	—	—	—
Amortization of Net (Gain) or Loss	—	—	—	(7)
Amortization of Prior Service Cost	9	—	—	—
Amortization of Transition Obligation	3	3	—	—

Total Net Periodic Benefit Cost	$ 191	$ 227	$ 22	$ 11

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

Note 7 - Mortgage Servicing Rights, Goodwill, and Other Intangible Assets

The following table shows the change in the carrying amount of capitalized loan servicing rights.

(Dollars in Thousands)

	Three Months Ended March 31
	2004	2003

Balance at Beginning of Period	$ 5,985	$ 9,065
Additions	354	411
Amortization of Servicing Rights	(439)	(623)
Change in Valuation Reserves	(184)	(211)

Balance at End of Period	$ 5,716	$ 8,642

The valuation allowance relating to capitalized loan servicing rights was $2,915,000 at March 31, 2004 compared to $529,000 at March 31, 2003. The amount of loans serviced for others was $416,929,000 at March 31, 2004 compared to $578,251,000 at March 31, 2003.

The following tables show changes in the carrying amount of goodwill for the three months ended March 31, 2004 and 2003.

(Dollars in Thousands)

	Community Bank Segment	Somerset Segment	Total Goodwill

Balance as of January 1, 2004	$ 30,682	$ 6,360	$ 37,042
Change during the period	—	—	—

Balance as of March 31, 2004	$ 30,682	$ 6,360	$ 37,042

	Community Bank Segment	Somerset Segment	Total Goodwill

Balance as of January 1, 2003	$ 6,685	$ 6,360	$ 13,045
Addition due to MetroBanCorp Acquisition	22,977	—	22,977

Balance as of March 31, 2003	$ 29,662	$ 6,360	$ 36,022

The following table summarizes the carrying amount of other intangible assets at March 31, 2004.

(Dollars in Thousands)

	Core Deposit Intangible	Non-compete Agreement Intangible	Total Other Intangible Assets
Gross Carrying Amount	$ 4,357	$ 1,000	$ 5,357
Less: Accumulated Amortization	(499)	(417)	(916)

Net Carrying Amount	$ 3,858	$ 583	$ 4,441

Projected annual intangible amortization for the years 2004 through 2008 is $718,000, $697,000, $342,000, $321,000, and $300,000, respectively.

Note 8 - Obligations under Guarantees and Commitments and Contingencies

As of March 31, 2004, the Corporation had issued $47,636,000 in standby letters of credit, predominately with remaining terms of three years or less. In accordance with Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”), the Corporation has recognized a liability at March 31, 2004, of $199,000 relating to these commitments.

At March 31, 2004, the Corporation had a reserve for losses on standby letters of credit of $442,000. Prior to the adoption of FIN 45, commitments related to standby letters of credit were considered by the Corporation in determining the adequacy of the allowance for loan losses.

The Bank maintains back up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit. Due to a return on asset performance target in the back up facilities not being met at March 31, 2004, the Bank has pledged collateral totaling $39,230,000 at March 31, 2004.

Note 9 - Recently Issued Accounting Pronouncements

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” (“SAB 105”). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB 105 indicates that expected future cash flows related to the associated servicing of the loan and any other internally-developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. At this time, management believes the effect of this pronouncement will not be material to future financial statements.

In the first quarter of 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached consensus on accounting guidance concerning impairment of investment securities. The new guidance effectively codifies the provisions of a Securities and Exchange Commission Staff Accounting Bulletin No. 59. The new guidance prescribes a three-step process to:
•	Identify impairment of investment securities,
•	Classify impairment as either temporary or other than temporary, and
•	Recognize loss in the case of other than temporary impairment of investment securities.

The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004, and related disclosure requirements are effective for annual reporting periods ending after June 15, 2004. Management anticipates this new guidance will not have a material effect on the Corporation’s financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
First Indiana Corporation and Subsidiaries (Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended March 31
	2004	2003
Net Interest Income	$ 17,626	$ 19,541
Provision for Loan Losses	3,000	6,237
Non-Interest Income	14,798	13,919
Non-Interest Expense	20,905	19,759
Net Earnings	5,406	4,728

Basic Earnings Per Share	$ 0.35	$ 0.30
Diluted Earnings Per Share	0.34	0.30
Dividends Per Share	0.165	0.165

Net Interest Margin	3.50%	3.73%
Efficiency Ratio	64.48	59.05
Annualized Return on Average Assets	1.02	0.86
Annualized Return on Average Equity	10.24	8.53

Average Shares Outstanding	15,596,942	15,573,638
Average Diluted Shares Outstanding	15,837,418	15,711,282

	At March 31
	2004	2003
Assets	$ 2,160,875	$ 2,271,092
Loans	1,759,806	1,920,317
Deposits	1,486,053	1,539,090
Shareholders’ Equity	212,873	222,317

Shareholders' Equity/Assets	9.85%	9.79%

Shareholders' Equity Per Share	$ 13.60	$ 14.30
Market Closing Price	20.15	15.80

Shares Outstanding	15,653,777	15,547,111

Summary of Corporation’s Results

First Indiana Corporation and subsidiaries had net earnings of $5,406,000 for the three months ended March 31, 2004, compared with net earnings of $4,728,000 for the same period last year. Diluted earnings per share for the three months ended March 31, 2004 were $0.34, compared with diluted earnings per share of $0.30 for the same period one year ago. The increase in net income in the first quarter of 2004 compared to the first quarter of 2003 was primarily due to a $3,237,000 decrease in the provision for loan losses, partially offset by a $1,915,000 decrease in net interest income.

Annualized return on average total assets was 1.02 percent for the three months ended March 31, 2004, compared with 0.86 percent for the same period one year ago. Annualized return on average total equity was 10.24 percent for the three months ended March 31, 2004, compared with 8.53 percent for the same period one year ago.

Cash dividends for the first quarter of 2004 and 2003 were $0.165 per share of common stock outstanding.

Net Interest Income

Net interest income was $17,626,000 for the three months ended March 31, 2004, compared with $19,541,000 for the three months ended March 31, 2003. The decrease was due to lower loan outstandings and narrowed interest rate spreads. Loans averaged $1,770,918,000 in the first quarter of 2004, compared with $1,912,997,000 for the same quarter in 2003. Net interest margin was 3.50 percent in the first quarter of 2004, compared to 3.55 percent in the fourth quarter of 2003, and 3.73 percent in the first quarter of 2003. Net interest spread declined 21 basis points to 3.14 percent in the first quarter of 2004 from 3.35 percent in the first quarter of 2003.

The following table provides information on the Corporation’s net interest margin.

Net Interest Margin
First Indiana Corporation and Subsidiaries (Dollars in Thousands)

	Three Months Ended
	March 31, 2004			March 31, 2003
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$ 7,779	$ 20	1.05%	$ 1,803	$ 6	1.30%
Federal Funds Sold	—	—	—	728	3	1.71
Securities Available for Sale	214,792	2,179	4.06	162,127	2,043	5.04
Other Investments	25,177	344	5.47	23,509	338	5.76
Loans
Business	500,205	6,175	4.97	566,016	7,231	5.18
Consumer	591,147	9,124	6.18	684,716	11,555	6.76
Residential Mortgage	311,066	3,786	4.87	299,163	4,235	5.66
Single-Family Construction	189,569	2,114	4.49	210,197	2,558	4.93
Commercial Real Estate	178,931	2,373	5.33	152,905	2,179	5.78

Total Loans	1,770,918	23,572	5.34	1,912,997	27,758	5.85

Total Earning Assets	2,018,666	26,115	5.19	2,101,164	30,148	5.77
Other Assets	120,890			135,741

Total Assets	$ 2,139,556			$ 2,236,905

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand Deposits	$ 182,067	$ 158	0.35%	$ 187,783	$ 290	0.63%
Savings Deposits	446,906	698	0.63	436,807	1,007	0.93
Certificates of Deposit	628,950	4,535	2.90	694,975	6,094	3.56

Total Interest-Bearing Deposits	1,257,923	5,391	1.72	1,319,565	7,391	2.27
Short-Term Borrowings	125,634	286	0.92	135,367	387	1.16
Federal Home Loan Bank Advances	239,230	1,971	3.31	310,354	2,601	3.40
Subordinated Notes	46,552	841	7.23	12,175	228	7.52

Total Interest-Bearing Liabilities	1,669,339	8,489	2.05	1,777,461	10,607	2.42
Non-Interest-Bearing Demand Deposits	222,566			193,946
Other Liabilities	35,318			40,627
Shareholders’ Equity	212,333			224,871

Total Liabilities and Shareholders' Equity	$ 2,139,556			$ 2,236,905

Net Interest Income/Spread		$ 17,626	3.14%		$ 19,541	3.35%

Net Interest Margin			3.50%			3.73%

Summary of Loan Loss Experience and Non-Performing Assets

The first quarter 2004 provision for loan losses was $3,000,000, compared to $6,237,000 for the first quarter of 2003.

Net loan charge-offs for the first quarter of 2004 were $3,163,000 compared to $4,237,000 for the first quarter of 2003. Net charge-off activity for the first quarter of 2004 reflects the Corporation’s continued management of credit matters identified last year. Charge-offs of business loans totaled $4,588,000 in the first quarter of 2004 and were primarily on previously identified potential problem loans. Additionally, recoveries on business loans in the first quarter of 2004 totaled $2,608,000. Consumer loan net charge-offs for the three months ended March 31, 2004 were $1,240,000 compared to $1,464,000 for the same period in 2003.

The provision for loan losses for the first quarter of 2003 reflected increased levels of non-performing loans and charge-offs.

The allowance for loan losses is maintained at the level deemed adequate to cover losses inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The determination of the adequacy of the allowance for loan losses is based on projections and estimates concerning portfolio trends and credit losses, national and local economic trends, portfolio management and trends, the assessment of credit risk of performing and non-performing loans, and qualitative management factors. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions and historical loss experience. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance for loan losses and may require the Corporation to recognize additions to the allowance for loan losses based on their judgment about information available to them at the time of their examination.

At March 31, 2004, the allowance for loan losses to total loans was 3.01 percent compared to 2.51 percent at March 31, 2003. The allowance for loan losses to non-performing loans at March 31, 2004 was 153.17 percent compared to 97.97 percent at March 31, 2003.

Loan Charge-Offs and Recoveries
First Indiana Corporation and Subsidiaries (Dollars in Thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
Allowance for Loan Losses at Beginning of Period	$ 53,197	$ 44,469
Charge-Offs
Business	4,588	2,747
Consumer	1,401	1,650
Residential Mortgage	—	81
Single-Family Construction	—	283

Total Charge-Offs	5,989	4,761
Recoveries
Business	2,608	311
Consumer	161	186
Single-Family Construction	57	27

Total Recoveries	2,826	524

Net Charge-Offs	3,163	4,237
Provision for Loan Losses	3,000	6,237
Allowance Related to Bank Acquired	—	1,709

Allowance for Loan Losses at End of Period	$ 53,034	$ 48,178

Net Charge-Offs to Average Loans (Annualized)	0.72%	0.90%
Allowance for Loan Losses to Loans at End of Period	3.01	2.51
Allowance for Loan Losses to Non-Performing Loans at End of Period	153.17	97.97

Non-performing assets at March 31, 2004 were $38,548,000, or 2.19 percent of loans and foreclosed assets, compared with $38,882,000, or 2.14 percent of loans and foreclosed assets at December 31, 2003, and $55,554,000, or 2.88 percent of loans and foreclosed assets at March 31, 2003. The composition of non-performing assets has not changed significantly since December 31, 2003.

Non-Performing Assets
First Indiana Corporation and Subsidiaries (Dollars in Thousands)

	March 31, 2004	December 31, 2003	March 31, 2003
Non-Performing Loans
Non-Accrual Loans
Business	$ 9,588	$ 9,483	$ 14,270
Consumer	7,345	7,402	9,637
Residential Mortgage	2,363	2,211	2,045
Single-Family Construction	7,738	7,165	14,127
Commercial Real Estate	4,479	4,743	6,301

Total Non-Accrual Loans	31,513	31,004	46,380

Accruing Loans Past Due 90 Days or More
Business	1,227	1,053	—
Consumer	1,885	2,691	2,796
Single-Family Construction	—	354	—

Total Accruing Loans Past Due 90 Days or More	3,112	4,098	2,796

Total Non-Performing Loans	34,625	35,102	49,176
Foreclosed Assets	3,923	3,780	6,368

Total Non-Performing Assets	$ 38,548	$ 38,882	$ 55,544

Non-Performing Loans to Loans at End of Period	1.97%	1.93%	2.56%
Non-Performing Assets to Loans and Foreclosed Assets at End of Period	2.19	2.14	2.88

Non-Interest Income

Total non-interest income was $14,798,000 for the three months ended March 31, 2004, compared with $13,919,000 for the same period in 2003, an increase of 6 percent.

Deposit charges increased 3 percent to $4,117,000 in the first quarter of 2004 compared to $4,011,000 in the first quarter of 2003. The growth in 2004 from the three month period ended March 31, 2003 was in returned check and ATM fees.

Loan fees increased 15 percent to $679,000 in the first quarter of 2004 when compared to $589,000 for the same period of 2003. As of January 1, 2003, in accordance with Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”), the Corporation began recognizing standby letters of credit fees over the term of the letter of credit. In the first quarter of 2004, $114,000 in fees was accreted into income compared to $1,000 in the first quarter of 2003.

FirstTrust Indiana’s fees increased 21 percent to $876,000 in the first quarter of 2004 when compared to the same period last year. The Bank’s investment advisory and trust division had assets under management at March 31, 2004 of $919,079,000, compared to $679,262,000 at March 31, 2003. The increase in trust fees reflects the growth in assets under management which is due to new business and market appreciation of assets under management for existing clients.

Somerset fees, which are traditionally strong in the first quarter because of the seasonality of year-end audit and tax preparation services, increased 5 percent over the previous year’s first quarter.

Investment and insurance product sales commissions, generated by the Bank’s subsidiary First Indiana Investor Services, increased 82 percent to $633,000 in the first quarter of 2004 from $348,000 in the first quarter of 2003. Growth in investment product sales commissions is the result of additional experienced sales associates and a mix of products with a higher profit margin.

Gain on the sale of loans in the first quarter of 2004 increased 7 percent to $2,657,000 from $2,473,000 for the same quarter last year. Consumer loans sold in the first quarter of 2004 totaled $83,729,000 compared to $80,204,000 in the first quarter of 2003. Gain on the sale of loans for the first three months of 2004 compared to the same period of 2003 increased due to better pricing along with a higher volume of sales.

Gain on the sale of investment securities in the first quarter of 2004 was $280,000 compared to $7,000 in the first quarter of 2003. A total of $20,000,000 in treasury securities classified as available for sale were sold in the first quarter of 2004.

Other income in the first quarter of 2004 was $715,000 compared to $1,163,000 in the first quarter of 2003. In the first quarter of 2004, the Bank recognized a $134,000 loss on the disposition of fixed assets, primarily within its retail branches. In contrast, the Bank recognized a net gain of $114,000 from the disposition of a branch building and land in the first quarter of 2003. Fees received from the brokering of consumer and residential loans decreased $108,000 in the first quarter of 2004 when compared to the same period one year ago. In the first quarter of 2003, consumer and residential brokered loan volume was significantly higher than in the first quarter of 2004. Late loan payment fees in the first quarter of 2004 decreased $42,000 from the comparable period of 2003, reflecting a reduction in consumer and residential loan delinquencies. Ancillary residential and consumer loan servicing fees decreased by $75,000 in the three months ended March 31, 2004, when compared to the same period of 2003.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2004 was $20,905,000 compared to $19,759,000 for the same period in 2003, an increase of 6 percent.

Salaries and benefits for the first quarter of 2004 were $12,972,000 compared to $12,163,000 for the first quarter of 2003. Salary expense was $10,047,000 in the first quarter of 2004 and $9,845,000 for the first quarter of 2003, an increase of 2 percent. Employee benefits expense was $2,925,000 for the first quarter of 2004 and $2,318,000 for the first quarter of 2003. The increase in 2004 employee benefits expense consisted largely of increased pension and group insurance expense and payroll tax expense associated with certain bonus payments in 2004.

Net occupancy expense in the first quarter of 2004 increased 7 percent to $1,230,000 from $1,149,000 in the first quarter of 2003. These increases were due to normal increases in rental expense and increases in utilities, depreciation, and maintenance expenses, primarily the result of investments to upgrade the Bank’s retail branch facilities.

Professional services expense in the first quarter of 2004 was $1,303,000 compared to $1,089,000 for the first quarter of 2003. These increases are primarily due to increased accounting and legal fees.

Telephone, supplies, and postage expense in the first quarter of 2004 was $947,000 compared to $1,044,000 for the same period of 2003, a decrease of 9 percent. This decrease was largely the result of negotiated reductions in telephone contracts for local and long distance services. In addition, postage and supplies expenses in 2003 reflect one-time expenses associated with the merger with MetroBancorp.

Other non-interest expense in the first quarter of 2004 increased 12 percent to $2,058,000 from $1,840,000 in the first quarter of 2003. Net revenue from other real estate owned (“OREO”) operations in the first quarter of 2004 was $105,000 compared to net expense of $65,000 for the same period of 2003. In the first quarter of 2004, gains on the sale of OREO properties more than offset OREO operating expenses. Operating expenses associated with OREO properties were lower in the first quarter of 2004 compared to the same period of 2003, primarily due to fewer OREO properties in 2004. Increases in ATM expense, Visa expense, checking account losses, and demand deposit promotion expense reflect deposit account growth and usage.

The Corporation’s efficiency ratio was 64.48 percent for the first quarter of 2004, compared to 59.05 percent for the first quarter of 2003. The increase in the efficiency ratio for the 2004 period is primarily due to the decrease in net interest income, which is discussed above.

Income Tax Expense

Income tax expense was $3,113,000 at March 31, 2004 with an effective rate of 36.5 percent compared to $2,736,000 at March 31, 2003 with an effective rate of 36.7 percent.

Financial Condition

Total assets at March 31, 2004 were $2,160,875,000, a decrease of $32,262,000 from $2,193,137,000 at December 31, 2003 and a decrease of $110,217,000 from $2,271,092,000 at March 31, 2003.

Loans outstanding were $1,759,806,000 at March 31, 2004, compared to $1,814,991,000 at December 31, 2003, and $1,920,317,000 one year ago. The decrease of 8 percent from March 31, 2003 is partly the result of lower loan origination volumes caused primarily by the effects of portfolio management and an uncertain economy. However, a portion of this decrease is part of an ongoing overall strategy to manage the relative mix of the various types of loans.

Business loans decreased to $499,688,000 (28 percent of total loans) at March 31, 2004, compared with $588,086,000 (30 percent of total loans) one year ago, a 15 percent decrease. There were two main reasons for this decrease. Business loan demand weakened throughout 2003 and into the first quarter of 2004 because of the uncertain economy in the country in general and in Indiana specifically. In addition, First Indiana’s focus on improving credit quality had a direct effect on business loan volume. As the business portfolio was intentionally repositioned throughout the latter part of 2003, the result was a reduction in business loans outstanding.

Single-family construction loans were $187,381,000 (11 percent of total loans) at March 31, 2004 compared to $206,289,000 (11 percent of total loans) one year ago, a decrease of 9 percent. As was the case with business loans, construction loan demand weakened in 2003 resulting in fewer originations to offset loan repayments.

Consumer loans outstanding totaled $572,546,000 (33 percent of total loans) at March 31, 2004, compared to $665,371,000 (35 percent of total loans) one year earlier. Consumer loans declined 14 percent from March 31, 2003, reflecting prepayment activity and the Corporation’s ongoing strategy to reposition the balance sheet.

Residential mortgage loans outstanding at March 31, 2004 totaled $324,709,000 (18 percent of total loans), compared to $306,081,000 (16 percent of total loans) one year earlier, an increase of 6 percent. In the first quarter of 2004, the Bank originated $2,349,000 and purchased $24,725,000 in fixed and adjustable rate residential mortgage loans. For the full year 2003, the Bank originated $55,876,000 and purchased $109,789,000 in primarily adjustable rate residential mortgage loans.

Commercial real estate loans at March 31, 2004 increased 14 percent to $175,482,000 (10 percent of total loans) from $154,490,000 (8 percent of total loans) one year ago.

The Bank has pursued a strategy of building core deposits (retail and commercial checking and savings accounts) primarily through emphasizing relationship building. First Indiana’s demand and savings deposits increased 4 percent to $890,245,000 on March 31, 2004 from $853,968,000 at December 31, 2003, and increased 6 percent from $843,602,000 at March 31, 2003. Demand deposits were $438,228,000 at March 31, 2004, compared to $453,164,000 at December 31, 2003 and $402,522,000 a year ago (an increase of 9 percent). Savings deposits were $452,017,000 at March 31, 2004 compared to $400,804,000 at December 31, 2003 and $441,080,000 a year ago (an increase of 2 percent). The Bank plans to continue to increase checking and savings accounts in an effort to reduce funding costs and strengthen core deposits, which furthers the Bank’s Trusted Advisor strategy by forming the basis of long-term relationships.

Increased core deposits and a reduction in earning assets reduced the Corporation’s reliance on wholesale funding sources in the first quarter of 2004. Certificates of deposit were $595,808,000 at March 31, 2004, compared to $636,004,000 at December 31, 2003 and $695,488,000 at March 31, 2003. This decline reflected the decreased levels of short-term negotiable certificates of deposit. Borrowed funds totaled $420,745,000 at March 31, 2004, compared to $459,096,000 at December 31, 2003 and $473,128,000 at March 31, 2003.

Capital

At March 31, 2004, shareholders’ equity was $212,873,000, or 9.85 percent of total assets, compared with $208,894,000, or 9.52 percent, at December 31, 2003 and $222,317,000, or 9.79 percent, at March 31, 2003.

The Corporation paid a quarterly dividend of $0.165 per common share on March 16, 2004 to shareholders of record as of March 4, 2004. The quarterly dividend in each of the four quarters of 2003 was $0.165 per share.

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

The following table shows the Corporation’s and the Bank’s capital levels and compliance with all capital requirements at March 31, 2004. Additionally, the Bank exceeds the capital levels set by FDICIA for a bank to be considered well-capitalized.

(Dollars in Thousands)

	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2004
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$ 193,645	9.12%	$ 84,905	4.00%	N/A	N/A
First Indiana Bank	173,033	8.28	83,568	4.00	$ 104,460	5.00%
Tier 1 Capital (to Risk-Weighted Assets)
First Indiana Corporation	$ 193,645	10.95%	$ 70,734	4.00%	N/A	N/A
First Indiana Bank	173,033	9.86	70,163	4.00	$ 105,244	6.00%
Total Capital (to Risk-Weighted Assets)
First Indiana Corporation	$ 238,312	13.48%	$ 141,468	8.00%	N/A	N/A
First Indiana Bank	195,348	11.14	140,326	8.00	$ 175,407	10.00%

The Corporation has formed statutory trusts for the purpose of issuing trust preferred securities. These trust preferred securities are included in the Corporation’s Tier 1 capital and total capital at March 31, 2004. In December 2003, FASB issued revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) that required the deconsolidation of these statutory trusts. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. At March 31, 2004, the balance of trust preferred securities, net of discount, was $24,390,000. First Indiana Corporation’s Tier 1 capital without trust preferred securities would have been $169,999,000 at March 31, 2004. The Corporation’s adjusted ratios of Tier 1 capital to average assets and Tier 1 capital to risk-weighted assets at March 31, 2004 would have been 8.01 percent and 9.61 percent, respectively.

Liquidity

First Indiana Corporation is a financial holding company and conducts substantially all of its operations through the Bank and Somerset. As a result, the ability to finance the Corporation’s activities and fund interest on its debt depends primarily upon the receipt of earnings from the Bank and, to a lesser degree, Somerset, that they pay to the holding company in the form of dividends and other distributions. The Corporation has no significant assets other than its investment in the Bank and Somerset and a receivable of $32,695,000 due from the Bank at March 31, 2004.

The Corporation issued subordinated debt in 2002 and 2003 to fund an acquisition, future growth, and for other general corporate purposes.

The Bank’s primary source of funds is deposits, which were $1,486,053,000 at March 31, 2004, $1,489,972,000 at December 31, 2003, and $1,539,090,000 at March 31, 2003. The Bank also relies on advances from the Federal Home Loan Bank of Indianapolis, repurchase agreements, loan payments, loan payoffs, and sale of loans as sources of funds. Although the Bank continues to rely on core deposits (retail and commercial checking and savings accounts) as its chief source of funds, the use of borrowed funds, including FHLB advances, continues to be an important component of the Bank’s liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

The Bank’s primary use of funds is the funding of loans, which totaled $1,759,806,000 at March 31, 2004, $1,814,991,000 at December 31, 2003, and $1,920,317,000 at March 31, 2003. In addition, the Bank invests in federal funds sold and securities available for sale.

First Indiana Bank maintains back up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit. Due to a return on asset performance target in the back up facilities not being met at March 31, 2004, the Bank has pledged collateral of $39,230,000 in investment securities at March 31, 2004.

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

Based on the information and assumptions in effect at March 31, 2004, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 4.8 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 6.1 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results. However, since First Indiana is in an asset-sensitive position, significant improvement in net interest income and net interest margin is unlikely until market interest rates increase.

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

At March 31, 2004, First Indiana’s six-month and one-year cumulative gap stood at a positive 11.83 percent and a positive 11.98 percent of total interest-earning assets. This means that 11.83 and 11.98 percent of First Indiana’s assets will reprice within six months and one year without a corresponding repricing of funding liabilities. This compares with a positive six-month gap of 10.93 percent and a positive one-year gap of 13.54 percent at December 31, 2003.

The following table shows First Indiana’s interest rate sensitivity at March 31, 2004 and December 31, 2003.

(Dollars in Thousands)

	Rate	Balance	Percent of Total	Within 180 Days	Over 180 Days to One Year	Over One Year to Five Years	Over Five Years
Interest-Earning Assets
Interest-Bearing Due from Banks	0.95%	$ 35,463	1.74%	$ 35,463	$ —	$ —	$ —
Federal Funds Sold	—	—	—	—	—	—	—
Securities Available for Sale	3.73	212,220	10.44	17,684	27,158	137,699	29,679
Other Investments	5.00	25,248	1.24	—	—	—	25,248
Loans (1)
Business	5.00	499,688	24.58	417,360	15,514	66,814	—
Consumer	6.15	572,546	28.18	391,403	29,355	126,659	25,129
Residential Mortgage	4.86	324,709	15.97	108,295	66,666	118,325	31,423
Single-Family Construction	4.50	187,381	9.22	168,643	9,369	9,369	—
Commercial Real Estate	5.33	175,482	8.63	134,258	2,531	24,659	14,034

	5.06	$2,032,737	100.00%	1,273,106	150,593	483,525	125,513

Interest-Bearing Liabilities
Deposits
Demand Deposits (2)	0.39	$ 176,845	10.75%	15,170	—	—	161,675
Savings Deposits (2)	0.64	452,017	27.47	392,293	1,548	12,387	45,789
Certificates of Deposit Under $100,000	3.47	302,886	18.41	141,887	53,403	107,596	—
Certificates of Deposit $100,000 or Greater	1.83	292,922	17.80	202,512	42,518	47,747	145

	1.59	1,224,670	74.43	751,862	97,469	167,730	207,609

Borrowings
Short-Term Borrowings	0.90	123,754	7.52	123,754	—	—	—
FHLB Advances	2.91	250,426	15.22	157,059	50,000	12,739	30,628
Subordinated Notes	7.26	46,565	2.83	—	—	—	46,565

	1.90	1,645,415	100.00%	1,032,675	147,469	180,469	284,802

Net Other (3)		387,322		—	—	—	387,322

Total		$2,032,737		1,032,675	147,469	180,469	672,124

Rate Sensitivity Gap				$ 240,431	$ 3,124	$ 303,056	$ (546,611)

March 31, 2004 Cumulative Rate Sensitivity Gap				$ 240,431	$ 243,555	$ 546,611

Percent of Total Interest-Earning Assets				11.83%	11.98%	26.89%

December 31, 2003 Cumulative Rate Sensitivity Gap				$ 224,777	$ 278,539	$ 489,295

Percent of Total Interest-Earning Assets				10.93%	13.54%	23.79%

(1)	The distribution of fixed-rate loans and mortgage-backed securities is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable-rate loans is based on the earliest repricing date for each loan. Included in loans are $54.4 million of consumer loans and $296,000 of residential loans held for sale.
(2)	A portion of these deposits has been included in the Over Five Years category to reflect management’s assumption that these accounts are not rate-sensitive. This assumption is based upon the historic trends on these types of deposits experienced through periods of significant increases and decreases in interest rates with minimal changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.
(3)	Net - Other is the excess of non-interest-bearing liabilities and shareholders’ equity over non-interest-earning assets.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the Corporation’s reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Report on Form 10-Q, First Indiana evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of management, including its chief executive officer and chief financial officer. The evaluation of First Indiana’s disclosure controls and procedures included a review of the controls’ objectives and design, First Indiana’s implementation of the controls and the effect of the controls on the information generated for use in this Form 10-Q. Included as exhibits to this Form 10-Q are “Certifications” of First Indiana’s chief executive officer and chief financial officer in accordance with Rule 13a-14 of the Securities Exchange Act of 1934. This Controls and Procedures section of the Form 10-Q includes the information concerning the controls evaluation referred to in Rule 13a-15, and it should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

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

Part II Other Information

Items 1 and 3 are not applicable.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

ISSUER PURCHASES OF FIRST INDIANA COMMON STOCK SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2004 to January 31, 2004	0	n/a	0	$ 7,962,000

February 1, 2004 to February 29, 2004	0	n/a	0	$ 7,962,000

March 1, 2004 to March 31, 2004	0	n/a	0	$ 7,962,000

Total	0	n/a	0	$ 7,962,000

(1)	In April 2003, the Corporation’s Board of Directors authorized the repurchase from time-to-time of up to $10,000,000 in the Corporation’s outstanding common stock. The Board’s authorization has no expiration date. At March 31, 2004, $2,038,000 of outstanding common stock had been repurchased under this authorization.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held April 21, 2004.

Proposal No. 1: Election of Directors. The following directors were elected at this meeting:

	Votes For	Votes Withheld

Robert H. McKinney	13,365,491	614,266
Michael L. Smith	12,291,748	1,688,009

Proposal No. 2: Ratification of the Selection of KPMG as Auditors for 2004:

	Votes For	Votes Against

Ratify Selection of KPMG	13,794,666	106,260

Item 5. Other Information

Information on Forward-Looking Statements - Statements contained in this presentation that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) which involve significant risks and uncertainties. The Corporation intends such forward-looking statements to be covered by the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe-harbor provisions. The Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and involves a number of risks and uncertainties. In particular, among the factors that could cause actual results to differ materially are changes in interest rates, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets in general or the loan market in particular, changes in the real estate market, statutory or regulatory changes, or unanticipated results in pending legal proceedings. The fact that there are various risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Corporation undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3(i)	Articles of Incorporation of First Indiana Corporation, incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of First Indiana Corporation for the year ended December 31, 2000.

3(ii)	Amended and Restated Bylaws of First Indiana Corporation, incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K of First Indiana Corporation for the year ended December 31, 2003.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(b)	Reports on Form 8-K

(i)	On January 9, 2004, a Form 8-K was filed related to the announcement of a conference call to be held on January 22, 2004.

(ii)	On January 21, 2004, a Form 8-K was furnished related to the fourth quarter 2003 earnings release.

(iii)	On January 21, 2004, a Form 8-K was filed related to the declaration of a quarterly cash dividend.

(iv)	On January 26, 2004, a Form 8-K was furnished related to the January 22, 2004 conference call regarding fourth quarter 2003 earnings.

(v)	On April 5, 2004, a Form 8-K was filed related to the announcement of a conference call to be held Wednesday, April 21, 2004.

(vi)	On April 20, 2004, a Form 8-K was furnished related to the announcement of earnings and other financial data for the three months ended March 31, 2004.

(vii)	On April 20, 2004, a Form 8-K was filed, related to the election of the new chief executive officer of First Indiana Bank and president of First Indiana Corporation and First Indiana Bank.

(viii)	On April 23, 2004, a Form 8-K was furnished related to the earnings conference call held on April 21, 2004.

(ix)	On April 27, 2004, a Form 8-K was filed related to the announcement of the declaration of a quarterly dividend.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Indiana Corporation

May 7, 2004	/s/ Marni McKinney Marni McKinney Vice Chairman and Chief Executive Officer (Principal Executive Officer)

May 7, 2004	/s/ William J. Brunner William J. Brunner Chief Financial Officer (Principal Financial Officer)