Form 10-Q
period 2004-06-30
FIRST INDIANA CORP
filed 2004-08-06
CIK 789670

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

or

(   ) Transition Report Pursuant to Section 13 or 15(d) of theSecurities
Exchange Act of 1934
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act). Yes (X) No ( )

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares

Common Stock, par value $0.01 per share	Outstanding at 07/30/2004 15,641,244

FIRST INDIANA CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	June 30 2004	December 31 2003	June 30 2003
Assets
Cash	$ 53,983	$ 58,590	$ 68,065
Interest-Bearing Due from Banks	54,495	1,715	8,949

Cash and Cash Equivalents	108,478	60,305	77,014
Securities Available for Sale	216,213	215,453	156,421
Other Investments	25,509	24,957	24,316
Loans
Business	506,353	515,316	594,909
Consumer	542,946	612,025	638,982
Residential Mortgage	295,914	316,822	298,789
Single-Family Construction	183,788	192,450	203,735
Commercial Real Estate	176,283	178,378	167,435

Total Loans	1,705,284	1,814,991	1,903,850
Allowance for Loan Losses	(52,432)	(53,197)	(46,247)

Net Loans	1,652,852	1,761,794	1,857,603
Premises and Equipment	24,874	25,673	26,278
Accrued Interest Receivable	8,403	9,353	10,361
Loan Servicing Rights	5,673	5,985	8,368
Goodwill	37,042	37,042	36,940
Other Intangible Assets	4,262	4,621	4,989
Other Assets	54,373	47,954	48,765

Total Assets	$ 2,137,679	$ 2,193,137	$ 2,251,055

Liabilities
Non-Interest-Bearing Deposits	$ 291,653	$ 235,811	$ 253,571
Interest-Bearing Deposits
Demand Deposits	180,839	217,353	212,023
Savings Deposits	510,566	400,804	427,572
Certificates of Deposit	519,659	636,004	652,418

Total Interest-Bearing Deposits	1,211,064	1,254,161	1,292,013

Total Deposits	1,502,717	1,489,972	1,545,584
Short-Term Borrowings	121,225	147,074	150,832
Federal Home Loan Bank Advances	218,325	265,488	278,550
Subordinated Notes	46,596	46,534	24,322
Accrued Interest Payable	2,152	2,156	2,560
Advances by Borrowers for Taxes and Insurance	1,026	1,533	2,736
Other Liabilities	33,680	31,486	28,970

Total Liabilities	1,925,721	1,984,243	2,033,554

Shareholders' Equity
Preferred Stock, $.01 Par Value: 2,000,000 Shares Authorized; None Issued	—	—	—
Common Stock, $.01 Par Value: 33,000,000 Shares Authorized; Issued: 2004 — 17,584,431 Shares; 2003 — 17,473,764 and 17,372,811 Shares	176	175	174
Capital Surplus	48,270	46,595	44,472
Retained Earnings	190,502	185,012	192,005
Accumulated Other Comprehensive Income (Loss)	(2,010)	1,756	3,755

Treasury Stock at Cost: 2004 — 1,943,187 Shares; 2003 — 1,927,017 and 1,830,750 Shares	(24,980)	(24,644)	(22,905)

Total Shareholders' Equity	211,958	208,894	217,501

Total Liabilities and Shareholders' Equity	$ 2,137,679	$ 2,193,137	$ 2,251,055

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Interest Income
Interest-Bearing Due from Banks	$ 126	$ 23	$ 146	$ 29
Federal Funds Sold	—	—	—	3
Securities Available for Sale	1,933	1,876	4,112	3,919
Dividends on Other Investments	238	316	582	654
Loans	22,780	27,318	46,352	55,076

Total Interest Income	25,077	29,533	51,192	59,681
Interest Expense
Deposits	5,173	6,449	10,565	13,840
Short-Term Borrowings	295	385	581	772
Federal Home Loan Bank Advances	1,644	2,216	3,615	4,817
Subordinated Notes	838	233	1,679	461

Total Interest Expense	7,950	9,283	16,440	19,890

Net Interest Income	17,127	20,250	34,752	39,791
Provision for Loan Losses	3,250	16,091	6,250	22,328

Net Interest Income After Provision for Loan Losses	13,877	4,159	28,502	17,463
Non-Interest Income
Deposit Charges	4,499	4,312	8,616	8,322
Loan Servicing Income (Expense)	371	(168)	285	(265)
Loan Fees	786	630	1,465	1,219
Trust Fees	877	709	1,753	1,435
Somerset Fees	2,709	2,531	7,635	7,230
Investment Product Sales Commissions	552	486	1,185	834
Sale of Loans	3,186	2,895	5,843	5,368
Sale of Investment Securities	—	—	280	7
Other	1,419	1,139	2,135	2,303

Total Non-Interest Income	14,399	12,534	29,197	26,453
Non-Interest Expense
Salaries and Benefits	12,274	11,378	25,246	23,541
Net Occupancy	1,180	1,243	2,411	2,392
Equipment	1,628	1,684	3,249	3,357
Professional Services	1,194	1,374	2,497	2,463
Marketing	584	629	1,178	1,246
Telephone, Supplies, and Postage	915	958	1,863	2,002
Other Intangible Asset Amortization	180	184	359	368
Other	2,429	2,211	4,486	4,051

Total Non-Interest Expense	20,384	19,661	41,289	39,420

Earnings (Loss) before Income Taxes	7,892	(2,968)	16,410	4,496
Income Taxes	2,889	(1,245)	6,002	1,491

Net Earnings (Loss)	$ 5,003	$ (1,723)	$ 10,408	$ 3,005

Basic Earnings (Loss) Per Share	$ 0.32	$ (0.11)	$ 0.67	$ 0.19

Diluted Earnings (Loss) Per Share	$ 0.32	$ (0.11)	$ 0.66	$ 0.19

Dividends Per Common Share	$ 0.165	$ 0.165	$ 0.330	$ 0.330

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Shareholders’ Equity
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2003	15,546,747	$ 175	$ 46,595	$ 185,012	$ 1,756	$ (24,644)	$ 208,894

Comprehensive Income:
Net Earnings	—	—	—	10,408	—	—	10,408
Unrealized Loss on Securities Available for Sale of $6,225, Net of Income Taxes and Reclassification Adjustment of$169, Net of Income Taxes	—	—	—	—	(3,766)	—	(3,766)

Total Comprehensive Income							6,642
Dividends on Common Stock — $0.165 per share	—	—	—	(5,159)	—	—	(5,159)
Exercise of Stock Options	122,823	1	1,688	—	—	—	1,689
Tax Benefit of Option Compensation	—	—	217	—	—	—	217
Amortization of Common Stock Issued under Restricted Stock Plans	—	—	—	241	—	—	241
Common Stock Issued under Deferred Compensation Plan	—	—	(24)	—	—	—	(24)
Common Stock Issued under Stock Incentive Plan	2,785	—	49	—	—	—	49
Purchase of Treasury Stock	(20,000)	—	—	—	—	(361)	(361)
Reissuance of Treasury Stock	3,830	—	49	—	—	25	74
Redemption of Common Stock	(14,941)	—	(304)	—	—	—	(304)

Balance at June 30, 2004	15,641,244	$ 176	$ 48,270	$ 190,502	$ (2,010)	$ (24,980)	$ 211,958

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Six Months Ended June 30
	2004	2003
Cash Flows from Operating Activities
Net Earnings	$ 10,408	$ 3,005
Adjustments to Reconcile Net Earnings to Net Cash Provided by
Operating Activities
Gain on Sale of Loans and Investment Securities, Net	(6,123)	(5,375)
Amortization of Premium, Discount, and Intangibles, Net	173	1,737
Depreciation and Amortization of Premises and Equipment	1,565	1,383
Amortization of Net Deferred Loan Fees	1,323	792
Provision for Loan Losses	6,250	22,328
Origination of Loans Held For Sale, Net of Principal Collected	(179,290)	(175,711)
Proceeds from Sale of Loans Held for Sale	203,151	178,033
Tax Benefit of Option Compensation	217	55
Option Compensation	49	—
Change In:
Accrued Interest Receivable	950	1,078
Other Assets	(5,164)	(13,029)
Accrued Interest Payable	(4)	(368)
Other Liabilities	2,201	(4,993)

Net Cash Provided by Operating Activities	35,706	8,935

Cash Flows from Investing Activities
Proceeds from Sale of Securities Available for Sale	20,280	12,650
Proceeds from Maturities of Securities Available for Sale	19,011	12,161
Purchase of Securities Available for Sale	(45,000)	(17,986)
Purchase of Other Investments	—	(431)
Principal Collected on Loans, Net of Originations	108,117	74,474
Purchase of Loans	(24,725)	(44,588)
Purchase of Premises and Equipment	(1,293)	(4,507)
Acquisition of MetroBanCorp, Net of Cash Acquired	(8)	14,850
Acquisition of Somerset, Net of Cash Acquired	—	(7)
Proceeds from Sale of Premises and Equipment	738	146

Net Cash Provided by Investing Activities	77,120	46,762

Cash Flows from Financing Activities
Net Change in Deposits	12,888	43,481
Repayment of Federal Home Loan Bank Advances	(287,124)	(394,116)
Borrowings of Federal Home Loan Bank Advances	240,000	317,000
Issuance of Subordinated Notes	—	11,760
Net Change in Short-Term Borrowings	(25,849)	(27,768)
Net Change in Advances by Borrowers for Taxes and Insurance	(507)	911
Stock Option Proceeds	1,385	341
Deferred Compensation	—	(7)
Purchase of Treasury Stock	(361)	(1,297)
Reissuance of Treasury Stock	74	100
Dividends Paid	(5,159)	(5,138)

Net Cash Used by Financing Activities	(64,653)	(54,733)

Net Change in Cash and Cash Equivalents	48,173	964
Cash and Cash Equivalents at Beginning of Period	60,305	76,050

Cash and Cash Equivalents at End of Period	$ 108,478	$ 77,014

See Notes to Condensed Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

Note 1 – Basis of Presentation

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

Note 2 – Earnings Per Share

        Basic earnings (loss) per share for 2004 and 2003 were computed by dividing net earnings (loss) by the weighted average shares of common stock outstanding (15,648,153 and 15,540,010 for the three months ended June 30, 2004 and 2003 and 15,622,547 and 15,556,731 for the six months ended June 30, 2004 and 2003). Diluted earnings (loss) per share for 2004 and 2003 were computed by dividing net earnings (loss) by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (15,799,187 and 15,540,010 for the three months ended June 30, 2004 and 2003 and 15,818,322 and 15,682,268 for the six months ended June 30, 2004 and 2003). Dilution of the per-share calculation relates to stock options.

Note 3 – Stock Options

        First Indiana accounts for awards of stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost has been recognized in respect of stock option grants, except for deferred compensation expense in connection with certain Somerset options that was amortized over the life of the respective options through 2003. The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock option compensation.

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net Earnings, As Reported	$ 5,003	$ (1,723)	$ 10,408	$ 3,005
Add: Stock option employee compensation expense included in reported net income, net of related tax effects	—	—	—	14
Deduct: Total stock option employee compensation expense determined under fair value based method for all awards, net of related tax effects	(208)	(178)	(380)	(429)

Pro Forma Net Earnings	$ 4,795	$ (1,901)	$ 10,028	$ 2,590

Basic Earnings Per Share
As Reported	$ 0.32	$ (0.11)	$ 0.67	$ 0.19
Pro Forma	0.31	(0.12)	0.64	0.17
Diluted Earnings Per Share
As Reported	$ 0.32	$ (0.11)	$ 0.66	$ 0.19
Pro Forma	0.30	(0.12)	0.63	0.17

Note 4 – Allowance for Loan Losses

        The allowance for loan losses is maintained at the level deemed adequate to cover losses inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The determination of the adequacy of the allowance for loan losses is based on projections and estimates concerning portfolio trends and credit losses, national and local economic trends, portfolio management and trends, the assessment of credit risk of performing and non-performing loans, and qualitative management factors. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes to one or more of the above noted risk factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance and may require the Corporation to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

Note 5 – Segment Reporting

        In 2004, the Corporation changed its segment presentation. Prior year segment information has been reclassified to conform to this new presentation. The Corporation’s business units are primarily organized to operate in the financial services industry and are determined by the products and services offered. The community bank segment includes the Bank’s branch network, investment and insurance subsidiary, the trust division, and home equity, installment, and residential loans originated and purchased for the Bank’s portfolio. The community bank segment also originates business, single-family construction, and commercial real estate loans; encompasses the portfolio of Community Reinvestment Act loans; and provides traditional cash management services to business customers. The consumer finance bank segment originates home equity loans, sells and services home equity, installment, and residential loans, and holds home equity loans originated for sale. The Somerset segment includes all activities of Somerset, an accounting and consulting firm. Non-segment includes investment portfolio management, the parent company activities and other items not directly attributable to a specific segment. Revenues in the Corporation’s segments are generated from loans, investments, servicing fees, loan sales, and fee income. There are no foreign operations.

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

Segment Reporting (1)
(Dollars in Thousands)

	Community Bank	Consumer Finance Bank	Somerset	Non-Segment	Second Quarter 2004 Consolidated Totals
Average Segment Assets	$ 1,722,861	$ 75,056	$ 16,523	$ 348,370	$ 2,162,810

Net Interest Income (Expense) (2)	17,379	882	(9)	(1,125)	17,127
Provision for Loan Losses	(3,250)	—	—	—	(3,250)
Non-Interest Income	7,196	4,152	2,761	290	14,399
Intangible Amortization	(180)	—	—	—	(180)
Other Non-Interest Expense	(8,933)	(1,144)	(2,799)	(7,328)	(20,204)
Intersegment Income (Expense) (3)	(4,234)	163	(8)	4,079	—

Earnings (Loss) before Income Tax	$ 7,978	$ 4,053	$ (55)	$ (4,084)	$ 7,892

	Community Bank	Consumer Finance Bank	Somerset	Non-Segment	Second Quarter 2003 Consolidated Totals
Average Segment Assets	$ 1,918,396	$ 80,069	$ 15,195	$ 221,881	$ 2,235,541

Net Interest Income (Expense) (2)	20,528	876	11	(1,165)	20,250
Provision for Loan Losses	(16,091)	—	—	—	(16,091)
Non-Interest Income	6,356	3,470	2,565	143	12,534
Intangible Amortization	(184)	—	—	—	(184)
Other Non-Interest Expense	(12,192)	(2,026)	(2,661)	(2,598)	(19,477)
Intersegment Income (Expense) (3)	(2,457)	1,257	—	1,200	—

Earnings (Loss) before Income Tax	$ (4,040)	$ 3,577	$ (85)	$ (2,420)	$ (2,968)

	Community Bank	Consumer Finance Bank	Somerset	Non-Segment	YTD 2004 Consolidated Totals
Average Segment Assets	$ 1,750,922	$ 71,561	$ 15,572	$ 313,128	$ 2,151,183

Net Interest Income (Expense) (2)	35,209	1,756	—	(2,212)	34,753
Provision for Loan Losses	(6,250)	—	—	—	(6,250)
Non-Interest Income	13,826	7,250	7,688	433	29,197
Intangible Amortization	(360)	—	—	—	(360)
Other Non-Interest Expense	(21,287)	(3,116)	(5,897)	(10,630)	(40,930)
Intersegment Income (Expense) (3)	(5,613)	877	(8)	4,744	—

Earnings (Loss) before Income Tax	$ 15,525	$ 6,767	$ 1,783	$ (7,665)	$ 16,410

	Community Bank	Consumer Finance Bank	Somerset	Non-Segment	YTD 2003 Consolidated Totals
Average Segment Assets	$ 1,917,616	$ 76,424	$ 14,209	$ 227,971	$ 2,236,220

Net Interest Income (Expense) (2)	39,537	1,623	21	(1,390)	39,791
Provision for Loan Losses	(22,328)	—	—	—	(22,328)
Non-Interest Income	12,616	6,469	7,264	104	26,453
Intangible Amortization	(368)	—	—	—	(368)
Other Non-Interest Expense	(23,784)	(4,200)	(5,388)	(5,680)	(39,052)
Intersegment Income (Expense) (3)	(4,720)	2,291	—	2,429	—

Earnings (Loss) before Income Tax	$ 953	$ 6,183	$ 1,897	$ (4,537)	$ 4,496

(1)	In 2004, the Corporation changed its segment presentation. Prior year segment information has been reclassified to conform to this new presentation.

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

Note 6 – Employee Benefit Plans

        The net periodic benefit cost of the supplemental pension benefit plan and the postretirement medical, dental, and life insurance programs included in the results of operations is as follows.

(Dollars in Thousands)

	Supplemental Pension Benefits		Postretirement Benefits
	Three Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
Service Cost	$ 52	$ 71	$ 4	$ 3
Interest Cost	184	153	19	15
Expected Return on Plan Assets	—	—	—	—
Amortization of Net (Gain) or Loss	—	—	—	(7)
Amortization of Prior Service Cost	9	—	—	—
Amortization of Transition Obligation	3	3	—	—

Total Net Periodic Benefit Cost	$ 248	$ 227	$ 23	$ 11

	Supplemental Pension Benefits		Postretirement Benefits
	Six Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Service Cost	$ 104	$ 142	$ 8	$ 6
Interest Cost	311	306	37	30
Expected Return on Plan Assets	—	—	—	—
Amortization of Net (Gain) or Loss	—	—	—	(14)
Amortization of Prior Service Cost	18	—	—	—
Amortization of Transition Obligation	6	6	—	—

Total Net Periodic Benefit Cost	$ 439	$ 454	$ 45	$ 22

        The accumulated postretirement benefit did not take into consideration the effect on these programs of the Medicare Prescription Drug Improvement and Modernization Act of 2003 enacted by Congress and signed into law by the President in late 2003. The Corporation is currently reviewing this legislation and its options to modify benefits provided by these plans.

Note 7 – Loan Servicing Rights, Goodwill, and Other Intangible Assets

        The following table shows the change in the carrying amount of loan servicing rights.

(Dollars in Thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Balance at Beginning of Period	$ 5,716	$ 8,642	$ 5,985	$ 9,065
Additions	78	571	432	982
Amortization of Servicing Rights	(461)	(606)	(900)	(1,229)
Change in Valuation Reserves	340	(239)	156	(450)

Balance at End of Period	$ 5,673	$ 8,368	$ 5,673	$ 8,368

        The valuation allowance relating to capitalized loan servicing rights was $2,758,000 at June 30, 2004 compared to $979,000 at June 30, 2003. The amount of loans serviced for others was $383,756,000 at June 30, 2004 compared to $526,152,000 at June 30, 2003. Projected annual servicing rights amortization for the years 2004 through 2008 is $1,683,000, $1,314,000, $1,173,000, $963,000, and $832,000, respectively.

        The following tables show changes in the carrying amount of goodwill for the six months ended June 30, 2004 and 2003.

(Dollars in Thousands)

	Community Bank Segment	Somerset Segment	Total Goodwill
Balance as of January 1, 2004	$ 30,682	$ 6,360	$ 37,042
Change during the period	—	—	—

Balance as of June 30, 2004	$ 30,682	$ 6,360	$ 37,042

	Community Bank Segment	Somerset Segment	Total Goodwill

Balance as of January 1, 2003	$ 6,685	$ 6,360	$ 13,045
Addition due to MetroBanCorp Acquisition	23,895	—	23,895

Balance as of June 30, 2003	$ 30,580	$ 6,360	$ 36,940

        The following table summarizes the carrying amount of other intangible assets at June 30, 2004.

(Dollars in Thousands)

	Core Deposit Intangible	Non-compete Agreement Intangible	Total Other Intangible Assets
Gross Carrying Amount	$ 4,357	$ 1,000	$ 5,357
Less: Accumulated Amortization	(595)	(500)	(1,095)

Net Carrying Amount	$ 3,762	$ 500	$ 4,262

        Projected annual intangible amortization for the years 2004 through 2008 is $718,000, $697,000, $342,000, $321,000, and $300,000, respectively.

Note 8 – Obligations under Guarantees and Commitments and Contingencies

        As of June 30, 2004, the Corporation had issued $33,221,000 in standby letters of credit, predominately with remaining terms of three years or less. In accordance with Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”), the Corporation has recognized a liability at June 30, 2004, of $171,000 relating to these commitments.

        At June 30, 2004, the Corporation had a reserve for losses on standby letters of credit of $442,000. Prior to the adoption of FIN 45, commitments related to standby letters of credit were considered by the Corporation in determining the adequacy of the allowance for loan losses.

        The Bank maintains back up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit. Due to a return on asset performance target in the back up facilities not being met at June 30, 2004, the Bank has pledged collateral totaling $38,637,000 at June 30, 2004.

Note 9 – Recently Issued Accounting Pronouncements

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

        First Indiana Bank issues commitments to originate residential mortgage loans for sale into the secondary market. These commitments are designated as free-standing derivatives and net changes in their fair value are recorded as either assets or liabilities on the balance sheet and income or expense in current earnings. At the time the Bank issues these commitments, it enters into a mandatory agreement to sell residential mortgage loans of similar interest rates and loan terms. These mandatory agreements to sell are also designated as free-standing derivatives and as such, are accounted for as described above. In accordance with SAB 105, the Bank does not include the expected future cash flows related to the associated servicing of the loan nor consider any other internally-developed intangible assets in accounting for these derivatives. While the Bank’s objective for entering into these two types of derivatives is to lock in a gain on the sale of the resulting residential loans, there is no attempt by the Bank to qualify them for hedge accounting treatment. At June 30, 2004, First Indiana had $954,000 in commitments to originate residential mortgage loans for sale and held $954,000 in mandatory commitments to sell residential mortgage loans. The adoption of SAB 105 did not have a material effect on the Corporation’s financial condition or results of operations.

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

        In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for credit losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The impact of this new pronouncement is not expected to be material to First Indiana’s financial condition, results of operations, or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2004	2003	2004	2003
Net Interest Income	$ 17,127	$ 20,250	$ 34,752	$ 39,791
Provision for Loan Losses	3,250	16,091	6,250	22,328
Non-Interest Income	14,399	12,534	29,197	26,453
Non-Interest Expense	20,384	19,661	41,289	39,420
Net Earnings (Loss)	5,003	(1,723)	10,408	3,005

Basic Earnings (Loss) Per Share	$ 0.32	$ (0.11)	$ 0.67	$ 0.19
Diluted Earnings (Loss) Per Share	0.32	(0.11)	0.66	0.19
Dividends Per Share	0.165	0.165	0.330	0.330

Net Interest Margin	3.37%	3.86%	3.43%	3.80%
Efficiency Ratio	64.66	59.97	64.57	59.51
Annualized Return on Average Assets	0.93	(0.31)	0.97	0.27
Annualized Return on Average Equity	9.46	(3.07)	9.82	2.69

Average Shares Outstanding	15,648,153	15,540,010	15,622,547	15,556,731
Average Diluted Shares Outstanding	15,799,187	15,540,010	15,818,322	15,682,268

	At June 30
	2004	2003
Assets	$ 2,137,679	$ 2,251,055
Loans	1,705,284	1,903,850
Deposits	1,502,717	1,545,584
Shareholders’ Equity	211,958	217,501

Shareholders’ Equity/Assets	9.92%	9.66%

Shareholders’ Equity Per Share	$ 13.55	$ 13.99
Market Closing Price	19.06	17.16

Shares Outstanding	15,641,244	15,542,061

Summary of Corporation’s Results

        First Indiana Corporation and subsidiaries had net earnings of $5,003,000 for the three months ended June 30, 2004, compared with a net loss of $1,723,000 for the same period last year. Diluted earnings per share for the three months ended June 30, 2004 were $0.32, compared with a diluted loss per share of $0.11 for the same period one year ago. Performance in the second quarter of 2003 was significantly impacted by an increase in the provision for loan losses primarily due to an increase in commercial loan charge-offs.

        For the first six months of 2004, net earnings were $10,408,000, compared with $3,005,000 for the same period one year ago. For the six months ended June 30, 2004, diluted earnings per share were $0.66, compared with $0.19 for the same period one year ago.

        The provision for loan losses was $3,250,000 for the second quarter of 2004, compared to $16,091,000 for the second quarter of 2003. For the six months ended June 30, 2004, the provision for loan losses was $6,250,000 compared to $22,328,000 for the same period one year ago. The higher level of provision for loan losses for the first six months of 2003 was due primarily to business and construction loan charge-offs. Net charge-offs for the first six months of 2003 were $22,259,000 compared to net charge-offs of $7,015,000 for the same period of 2004.

        Annualized return on average total assets was 0.93 percent for the three months ended June 30, 2004, compared with a negative 0.31 percent for the same period one year ago. For the six months ended June 30, 2004, the Corporation’s annualized return on total average assets was 0.97 percent, compared with 0.27 percent for the same period in 2003.

        Annualized return on average total equity was 9.46 percent for the three months ended June 30, 2004, compared with a negative 3.07 percent for the same period one year ago. For the six months ended June 30, 2004, the Corporation’s annualized return on total average equity was 9.82 percent, compared with 2.69 percent for the same period in 2003.

        Cash dividends for the second quarter of 2004 and 2003 were $0.165 per common share outstanding. Cash dividends for the six months ended June 30, 2004 and 2003 were $0.33 per common share outstanding.

Net Interest Income

        Net interest income for the second quarter of 2004 was $17,127,000 compared to $20,250,000 for the second quarter of 2003. Net interest income for the six months ended June 30, 2004 was $34,752,000 compared with $39,791,000 for the same period of 2003. Net interest margin was 3.37 percent for the second quarter of 2004, compared with 3.86 percent for the second quarter of 2003. For the six months ended June 30, 2004, net interest margin was 3.43 percent compared with 3.80 percent for the same period of 2003.

        The decline in second quarter and year-to-date net interest income and net interest margin was caused by a reduction in loans outstanding and the Federal Reserve Board’s 25 basis point rate cut late in the second quarter of 2003. The decline in loan balances resulted in a shift to lower yielding short-term investments and investment securities and a reduction in earning assets.

        Earning assets averaged $2,034,127,000 in the second quarter of 2004, compared with $2,101,001,000 for the same quarter in 2003. For the first six months of 2004, earning assets averaged $2,026,396,000 compared with $2,101,083,000 for the same period of 2003. The decrease in earning assets for both comparable periods was due to lower loan outstandings. For the three months ended June 30, 2004, loans averaged $1,744,744,000 compared to $1,918,349,000 for the second quarter of 2003. For the six months ended June 30, 2004 loans averaged $1,757,831,000 compared with $1,915,689,000 for the six months ended June 30, 2003.

        The following tables provide information on the Corporation’s net interest margin.

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Three Months Ended
	June 30, 2004			June 30, 2003
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate

Assets
Interest-Bearing Due from Banks	$ 47,492	$ 126	1.07%	$ 6,920	$ 23	1.34%
Federal Funds Sold	-	-	-	77	-	1.23
Securities Available for Sale	216,463	1,933	3.57	151,759	1,876	4.94
Other Investments	25,428	238	3.74	23,896	316	5.28
Loans
Business	498,246	6,044	4.88	588,215	7,610	5.19
Consumer	570,784	8,520	5.97	661,132	10,971	6.65
Residential Mortgage	310,074	3,666	4.73	301,105	4,080	5.42
Single-Family Construction	186,580	2,163	4.66	207,140	2,357	4.56
Commercial Real Estate	179,060	2,387	5.36	160,757	2,300	5.74

Total Loans	1,744,744	22,780	5.24	1,918,349	27,318	5.71

Total Earning Assets	2,034,127	25,077	4.94	2,101,001	29,533	5.63
Other Assets	128,683			134,540

Total Assets	$ 2,162,810			$ 2,235,541

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand Deposits	$ 187,898	$ 158	0.34%	$ 208,028	$ 308	0.59%
Savings Deposits	483,919	908	0.75	429,170	780	0.73
Certificates of Deposit	633,623	4,107	2.61	747,208	5,361	2.88

Total Interest-Bearing Deposits	1,305,440	5,173	1.59	1,384,406	6,449	1.87
Short-Term Borrowings	121,980	295	0.97	137,475	385	1.12
Federal Home Loan Bank Advances	192,269	1,644	3.44	232,077	2,216	3.83
Subordinated Notes	46,585	838	7.20	12,853	233	7.26

Total Interest-Bearing Liabilities	1,666,274	7,950	1.92	1,766,811	9,283	2.11
Non-Interest-Bearing Demand Deposits	243,874			203,461
Other Liabilities	40,059			40,323
Shareholders’ Equity	212,603			224,946

Total Liabilities and Shareholders’ Equity	$ 2,162,810			$ 2,235,541

Net Interest Income/Spread		$ 17,127	3.02%		$ 20,250	3.52%

Net Interest Margin			3.37%			3.86%

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Six Months Ended
	June 30, 2004			June 30, 2003
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$ 27,636	$ 146	1.06%	$ 4,375	$ 29	1.33%
Federal Funds Sold	-	-	-	401	3	1.66
Securities Available for Sale	215,626	4,112	3.81	156,914	3,919	5.00
Other Investments	25,303	582	4.60	23,704	654	5.52
Loans
Business	499,226	12,219	4.92	577,177	14,841	5.19
Consumer	580,965	17,643	6.08	672,860	22,526	6.72
Residential Mortgage	310,570	7,452	4.80	300,140	8,315	5.54
Single-Family Construction	188,074	4,278	4.57	208,660	4,915	4.75
Commercial Real Estate	178,996	4,760	5.35	156,852	4,479	5.76

Total Loans	1,757,831	46,352	5.29	1,915,689	55,076	5.78

Total Earning Assets	2,026,396	51,192	5.07	2,101,083	59,681	5.71
Other Assets	124,787			135,137

Total Assets	$ 2,151,183			$ 2,236,220

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand Deposits	$ 184,982	$ 315	0.34%	$ 197,961	$ 598	0.61%
Savings Deposits	465,413	1,606	0.69	432,967	1,787	0.83
Certificates of Deposit	631,287	8,644	2.75	721,236	11,455	3.20

Total Interest-Bearing Deposits	1,281,682	10,565	1.66	1,352,164	13,840	2.06
Short-Term Borrowings	123,807	581	0.94	136,427	772	1.14
Federal Home Loan Bank Advances	215,749	3,615	3.37	270,999	4,817	3.58
Subordinated Notes	46,569	1,679	7.21	12,516	461	7.38

Total Interest-Bearing Liabilities	1,667,807	16,440	1.98	1,772,106	19,890	2.26
Non-Interest-Bearing Demand Deposits	233,220			198,730
Other Liabilities	37,688			40,476
Shareholders’ Equity	212,468			224,908

Total Liabilities and Shareholders’ Equity	$ 2,151,183			$ 2,236,220

Net Interest Income/Spread		$ 34,752	3.09%		$ 39,791	3.45%

Net Interest Margin			3.43%			3.80%

Summary of Loan Loss Experience and Non-Performing Assets

        The second quarter 2004 provision for loan losses was $3,250,000, compared to $16,091,000 for the second quarter of 2003. For the first six months of 2004, the provision for loan losses was $6,250,000, compared to $22,328,000 for the first six months of 2003.

        Net loan charge-offs for the second quarter of 2004 were $3,852,000 compared to $18,022,000 for the second quarter of 2003. Net loan charge-offs for the six months ended June 30, 2004 were $7,015,000, compared to $22,259,000 for the same period last year. Charge-offs of business loans totaled $3,235,000 and $7,823,000 for the three and six months ended June 30, 2004. Additionally, recoveries on business loans in the first six months of 2004 totaled $2,914,000. Charge-offs on business loans totaled $13,889,000 and $16,636,000 for the three and six months ended June 30, 2003. There were no construction loan charge-offs in the first six months of 2004. Construction loan charge-offs totaled $3,640,000 and $3,923,000 for the three and six months ended June 30, 2003. Consumer loan charge-offs for the three and six months ended June 30, 2004 were $1,053,000 and $2,454,000 compared to $1,135,000 and $2,785,000 for the same periods in 2003.

        The allowance for loan losses is maintained at the level deemed adequate to cover losses inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The determination of the adequacy of the allowance for loan losses is based on projections and estimates concerning portfolio trends and credit losses, national and local economic trends, portfolio management and trends, the assessment of credit risk of performing and non-performing loans, and qualitative management factors. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes to one or more of the above noted risk factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance for loan losses and may require the Corporation to recognize additions to the allowance for loan losses based on their judgment about information available to them at the time of their examination.

        At June 30, 2004, the allowance for loan losses to total loans was 3.07 percent compared to 2.43 percent at June 30, 2003. The allowance for loan losses to non-performing loans at June 30, 2004 increased to 204.35 percent compared to 119.57 percent at June 30, 2003, reflecting a decrease of $13,018,000 in non-performing loans.

Loan Charge-Offs and Recoveries
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Allowance for Loan Losses at Beginning of Period	$ 53,034	$ 48,178	$ 53,197	$ 44,469
Charge-Offs
Business	3,235	13,889	7,823	16,636
Consumer	1,053	1,135	2,454	2,785
Residential Mortgage	55	29	55	110
Single-Family Construction	-	3,640	-	3,923
Commercial Real Estate	-	22	-	22

Total Charge-Offs	4,343	18,715	10,332	23,476
Recoveries
Business	306	328	2,914	639
Consumer	180	234	341	420
Residential Mortgage	-	7	-	7
Single-Family Construction	5	124	62	151
Commercial Real Estate	-	-	-	-

Total Recoveries	491	693	3,317	1,217

Net Charge-Offs	3,852	18,022	7,015	22,259
Provision for Loan Losses	3,250	16,091	6,250	22,328
Allowance Related to Bank Acquired	-	-	-	1,709

Allowance for Loan Losses at End of Period	$ 52,432	$ 46,247	$ 52,432	$ 46,247

Net Charge-Offs to Average Loans (Annualized)	0.89%	3.77%	0.80%	2.34%
Allowance for Loan Losses to Loans at End of Period	3.07	2.43
Allowance for Loan Losses to Non-Performing Loans
at End of Period	204.35	119.57

        Non-performing assets at June 30, 2004 were $33,841,000, or 1.98 percent of loans and foreclosed assets, compared with $38,882,000, or 2.14 percent of loans and foreclosed assets at December 31, 2003, and $44,150,000, or 2.31 percent of loans and foreclosed assets at June 30, 2003. The most significant change in the composition of non-performing loans from December 31, 2003 to June 30, 2004 was a $6,376,000 decrease in non-accrual single-family construction loans. Approximately $5,180,000 of these loans was transferred to foreclosed assets with an additional $1,300,000 paid off. The reduction in non-accrual commercial real estate loans was primarily due to payments received. Accruing loans past due 90 days or more decreased due to continued diligence in credit administration.

Non-Performing Assets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	June 30, 2004	December 31, 2003	June 30, 2003
Non-Performing Loans
Non-Accrual Loans
Business	$ 10,712	$ 9,483	$ 10,966
Consumer	7,515	7,402	8,323
Residential Mortgage	1,990	2,211	2,718
Single-Family Construction	789	7,165	8,833
Commercial Real Estate	3,016	4,743	5,440

Total Non-Accrual Loans	24,022	31,004	36,280

Accruing Loans Past Due 90 Days or More
Business	178	1,053	482
Consumer	1,459	2,691	1,915
Single-Family Construction	-	354	-

Total Accruing Loans Past Due 90 Days or More	1,637	4,098	2,397

Total Non-Performing Loans	25,659	35,102	38,677
Foreclosed Assets	8,182	3,780	5,473

Total Non-Performing Assets	$ 33,841	$ 38,882	$ 44,150

Non-Performing Loans to Loans at End of Period	1.50%	1.93%	2.03%
Non-Performing Assets to Loans
and Foreclosed Assets at End of Period	1.98	2.14	2.31

Non-Interest Income

        Total non-interest income was $14,399,000 for the three months ended June 30, 2004, compared with $12,534,000 for the same period in 2003, an increase of 15 percent. For the six months ended June 30, 2004 and 2003, total non-interest income was $29,197,000 and $26,453,000, an increase of 10 percent.

        Deposit charges increased 4 percent to $4,499,000 in the second quarter of 2004 compared to $4,312,000 in the second quarter of 2003. For the six months ended June 30, 2004, deposit charges increased 4 percent to $8,616,000 compared to $8,322,000 for the same period of 2003. The growth in 2004 from the three and six month periods ended June 30, 2003 was in returned check fees.

        Loan servicing income in the second quarter of 2004 was $371,000 compared to a loss of $168,000 in the second quarter 2003. Loan servicing income for the first six months of 2004 was

$285,000, compared to a loss of $265,000 for the same period in 2003. Rising home equity interest rates reduced the impairment of capitalized loan servicing rights in the second quarter of 2004 compared to the second quarter of 2003.

        Loan fees increased 25 percent to $786,000 in the second quarter of 2004 when compared to $630,000 for the same period of 2003. For the six months ended June 30, 2004, loan fees increased 20 percent to $1,465,000 compared to $1,219,000 for the same period of 2003. As of January 1, 2003, in accordance with Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”), the Corporation began recognizing standby letters of credit fees over the term of the letter of credit. In the second quarter of 2004, $86,000 in standby letters of credit fees were accreted into income compared to $27,000 in the second quarter of 2003. For the six months ended June 30, 2004, $200,000 in standby letters of credit fees were accreted into income compared to $28,000 for the same period of 2003.

        FirstTrust Indiana’s fees increased 24 percent to $877,000 in the second quarter of 2004 when compared to the same period last year. For the first six months of 2004, trust fees increased 22 percent to $1,753,000 compared to $1,435,000 for the same period of 2003. The Bank’s investment advisory and trust division had assets under management at June 30, 2004 of $906,133,000, compared to $808,147,000 at June 30, 2003. The increase in trust fees reflects the growth in assets under management which is due to new business and market appreciation of assets under management for existing clients.

        Somerset fees for the second quarter 2004 were $2,709,000 compared to $2,531,000 for the second quarter 2003. Somerset fees for the first six months of 2004 increased 6 percent to $7,635,000 from $7,230,000 for the same period of 2003. The increase was primarily the result of providing services to new first time clients. Somerset historically generates strong first quarter fees from year-end audit and tax preparation services which accounts for the decrease in fees when comparing first quarter to second quarter in each year.

        Investment and insurance product sales commissions, generated by the Bank’s subsidiary First Indiana Investor Services, increased 14 percent to $552,000 in the second quarter of 2004 from $486,000 in the second quarter of 2003. For the six months ended June 30, 2004, fees were $1,185,000 compared to $834,000 for the same period of 2003, an increase of 42 percent. Growth in investment product sales commissions is the result of additional experienced sales associates, a change in product portfolio offerings, and an improving interest rate environment.

        The demand for non-conforming consumer loans the Corporation originates remains strong resulting in continued growth in the gain on sale of loans. Gain on the sale of loans in the second quarter of 2004 increased 10 percent to $3,186,000 from $2,895,000 for the same quarter last year. Gain on sale of loans was $5,843,000 for the first six months of 2004, compared to $5,368,000 for the first six months of last year, an increase of 9 percent. Consumer loans sold in the second quarter of 2004 totaled $110,090,000 compared to $91,022,000 in the second quarter of 2003. For the six months ended June 30, 2004 and 2003, consumer loans sold totaled $193,819,000 and $171,226,000. Gain on the sale of loans for the first six months of 2004 compared to the same period of 2003 increased due to a higher volume of sales.

        Other income in the second quarter of 2004 was $1,419,000 compared to $1,139,000 in the second quarter of 2003. For the first six months of 2004 other income was $2,135,000 compared to $2,303,000 for the first six months of 2003. In the second quarter of 2004, the Corporation recognized a net gain on the disposition of premises and equipment of $313,000 compared to a net loss of $6,000 in the second quarter of 2003. For the six months ended June 30, 2004, the net gain of the disposition of premises and equipment was $179,000 compared to $107,000 for the same period of 2003. Fees received from the brokering of consumer and residential loans decreased $205,000 in the first half of 2004 when compared to the same period one year ago. In the first half of 2003, consumer and residential brokered loan volume was significantly higher than in the same periods of 2004. Loan payment late fees in the first six months of 2004 decreased $105,000 from the comparable period of 2003, reflecting a reduction in consumer and residential loan delinquencies due to improved loan collection techniques implemented late in 2003.

Non-Interest Expense

        Non-interest expense for the three months ended June 30, 2004 was $20,384,000 compared to $19,661,000 for the same period in 2003, an increase of 4 percent. For the six months ended June 30, 2004, non-interest expense was $41,289,000 compared to $39,420,000 for the same period in 2003, an increase of 5 percent.

        Salaries and benefits expense for the second quarter of 2004 was $12,274,000 compared to $11,378,000 for the second quarter of 2003. For the six months ended June 30, 2004, salaries and benefits expense was $25,246,000 compared to $23,541,000 for the same period of 2003. Salary expense was $9,816,000 in the second quarter of 2004 and $9,201,000 for the second quarter of 2003, an increase of 7 percent. For the six months ended June 30, 2004, salary expense was $19,863,000 compared to $19,046,000 for the same period of 2003, an increase of 4 percent. Employee benefits expense was $2,458,000 for the second quarter of 2004 and $2,177,000 for the second quarter of 2003, an increase of 13 percent. For the six months ended June 30, 2004, employee benefits expense was $5,383,000 compared to $4,495,000 for the same period of 2003, an increase of 20 percent. The increase in 2004 employee benefits expense for both the quarter and year-to-date periods consisted largely of increased pension and group insurance expense.

        Net occupancy expense in the second quarter of 2004 decreased 5 percent to $1,180,000 from $1,243,000 in the second quarter of 2003. For the six months ended June 30, 2004, net occupancy expense was $2,411,000 compared to $2,392,000 for the same period of 2003, an increase of 1 percent. The decrease for the quarter was due to lower depreciation and repairs and maintenance expense partially offset by normal increases in rental expense.

        Equipment expense in the second quarter of 2004 decreased 3 percent to $1,628,000 from $1,684,000 in the second quarter of 2003. For the six months ended June 30, 2004, equipment expense was $3,249,000 compared to $3,357,000 for the same period of 2003, a decrease of 3 percent. These decreases reflect one-time expenses incurred in 2003 for the conversion of the data processing systems acquired in the merger with MetroBancorp.

        Professional services expense in the second quarter of 2004 decreased 13 percent to $1,194,000 from $1,374,000 in the second quarter of 2003. For the six months ended June 30, 2004, professional services expense was $2,497,000 compared to $2,463,000 for the same period of 2003, an increase of 1 percent. A reduction in legal fees due to lower loan delinquencies and foreclosures, partially offset by executive search fees, accounts for the net decrease in professional services expense in the second quarter 2004 compared to the second quarter 2003.

        Telephone, supplies, and postage expense in the second quarter of 2004 decreased 4 percent to $915,000 from $958,000 in the second quarter of 2003. For the six months ended June 30, 2004, telephone, supplies, and postage expense was $1,863,000 compared to $2,002,000 for the same period of 2003, a decrease of 7 percent. Postage and supplies expenses in 2003 reflect one-time expenses associated with the merger with MetroBancorp and explain the decreases in both the second quarter and year-to-date periods.

        Other expense was $2,429,000 in the second quarter of 2004 and $2,211,000 for the second quarter of 2003, an increase of 10 percent. For the six months ended June 30, 2004, other expense was $4,486,000 compared to $4,051,000 for the same period of 2003, an increase of 11 percent. Net revenue from other real estate owned (“OREO”) operations in the second quarter of 2004 was $24,000 compared to net expense of $118,000 for the same period of 2003. For the six months ended June 30, 2004 net revenue from OREO was $129,000 compared to net expense of $183,000 for the same period of 2003. In 2004, gains on the sale of OREO properties more than offset OREO operating expenses. Operating expenses associated with OREO properties were lower in the second quarter and first half of 2004 compared to the same periods of 2003, primarily due to fewer OREO properties in 2004. Insurance expense increased in the three and six month periods ended June 30, 2004 compared to the same periods of 2003 reflecting premium increases for various liability and casualty insurance policies. Increases in armored car delivery expense, Visa expense, checking account losses, and demand deposit promotion expense reflect deposit account growth and usage.

        The Corporation’s efficiency ratio was 64.66 percent for the second quarter of 2004, compared to 59.97 percent for the second quarter of 2003. For the six months ended June 30, 2004, the Corporation’s efficiency ratio was 64.57 percent compared to 59.51 percent for the same period of 2003. The Bank’s efficiency ratio was 60.00 percent for the second quarter of 2004, compared to 53.81 percent for the second quarter of 2003. For the six months ended June 30, 2004, the Bank’s efficiency ratio was 61.53 percent compared to 54.86 percent for the same period of 2003. The increases in the Corporation’s and the Bank’s efficiency ratios for the 2004 periods when compared to the same periods of 2003 are primarily due to the decrease in net interest income, which is discussed above.

Income Tax Expense

        Income tax expense for the second quarter of 2004 was $2,889,000 compared to second quarter 2003 income tax credit of $1,245,000. The income tax credit for 2003 was due to the loss before income taxes for the three-month period ended June 30, 2003. For the six months ended June 30, 2004, income tax expense was $6,002,000 compared to $1,491,000 for the same period of 2003. The effective tax rate was 36.6 percent for the first six months of 2004 compared to 33.2 percent for the first six months of 2003.

Financial Condition

        Total assets at June 30, 2004 were $2,137,679,000, a decrease of $55,458,000 from $2,193,137,000 at December 31, 2003 and a decrease of $113,376,000 from $2,251,055,000 at June 30, 2003.

        Loans outstanding were $1,705,284,000 at June 30, 2004, compared to $1,814,991,000 at December 31, 2003, and $1,903,850,000 one year ago.

        Business loans decreased to $506,353,000 at June 30, 2004, compared with $594,909,000 one year ago, a 15 percent decrease. Business loans were down as a result of the Corporation’s realignment of credit and limited demand in the central Indiana market due to the economic environment.

        Single-family construction loans were $183,788,000 at June 30, 2004 compared to $203,735,000 one year ago, a decrease of 10 percent. As was the case with business loans, construction loan demand weakened in 2003 resulting in fewer originations to offset loan repayments.

        Consumer loans outstanding totaled $542,946,000 at June 30, 2004, compared to $638,982,000 one year earlier. Demand for non-conforming consumer loans that the Corporation offers remains strong. Home equity loans totaling $204,641,000 were originated in the first six months of 2004 compared to $230,922,000 in the same period last year. Consumer loans declined 15 percent from June 30, 2003, reflecting prepayment activity and the Corporation’s ongoing strategy to reposition the balance sheet. Sales of home equity loans totaled $193,819,000 in the first six months of 2004, or 95 percent of loans originated compared to $171,226,000 for the same period last year, or 74 percent of loans originated.

        Residential mortgage loans outstanding at June 30, 2004 totaled $295,914,000 compared to $298,789,000 one year earlier, a decrease of 1 percent. In the first six months of 2004, the Bank originated $9,398,000 and purchased $24,725,000 in fixed and adjustable rate residential mortgage loans. For the full year 2003, the Bank originated $55,876,000 and purchased $109,789,000 in primarily adjustable rate residential mortgage loans.

        Commercial real estate loans at June 30, 2004 increased 5 percent to $176,283,000 from $167,435,000 one year ago.

        The Bank has pursued a strategy of building core deposits (retail and commercial checking and savings accounts) primarily through emphasizing relationship building. First Indiana’s demand and savings deposits increased 15 percent to $983,058,000 on June 30, 2004 from $853,968,000 at December 31, 2003, and increased 10 percent from $893,166,000 at June 30, 2003. Demand deposits were $472,492,000 at June 30, 2004, compared to $453,164,000 at December 31, 2003 and $465,594,000 a year ago (an increase of 1 percent). Savings deposits were $510,566,000 at June 30, 2004 compared to $400,804,000 at December 31, 2003 and $427,572,000 a year ago (an increase of 19 percent). The Bank plans to continue to increase checking and savings accounts in an effort to reduce funding costs and strengthen core deposits, which furthers the Bank’s Trusted Advisor strategy by forming the basis of long-term relationships.

        Increased core deposits and a reduction in earning assets reduced the Corporation’s reliance on wholesale funding sources in the first six months of 2004. Certificates of deposit were $519,659,000 at June 30, 2004, compared to $636,004,000 at December 31, 2003 and $652,418,000 at June 30, 2003. This decline reflected the decreased levels of short-term negotiable and medium-term retail certificates of deposit. Borrowed funds totaled $386,146,000 at June 30, 2004, compared to $459,096,000 at December 31, 2003 and $453,704,000 at June 30, 2003.

Capital

        At June 30, 2004, shareholders’ equity was $211,958,000, or 9.92 percent of total assets, compared with $208,894,000, or 9.52 percent, at December 31, 2003 and $217,501,000, or 9.66 percent, at June 30, 2003.

        The Corporation paid a quarterly dividend of $0.165 per common share on June 15, 2004 to shareholders of record as of June 4, 2004. The quarterly dividend in the first quarter of 2004 was also $0.165. The quarterly dividend in each of the four quarters of 2003 was $0.165 per share.

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

        The following table shows the Corporation’s and the Bank’s capital levels and compliance with all capital requirements at June 30, 2004, December 31 and June 30, 2003. Additionally, the Bank exceeds the capital levels set by FDICIA for a bank to be considered well-capitalized.

(Dollars in Thousands)

	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2004
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$ 196,333	9.15%	$ 85,850	4.00%	N/A	N/A
First Indiana Bank	174,793	8.28	84,450	4.00	$ 105,562	5.00%
Tier 1 Capital (to Risk-Weighted Assets)
First Indiana Corporation	$ 196,333	11.33%	$ 69,342	4.00%	N/A	N/A
First Indiana Bank	174,793	10.14	68,982	4.00	$ 103,474	6.00%
Total Capital (to Risk-Weighted Assets)
First Indiana Corporation	$ 240,572	13.88%	$ 138,683	8.00%	N/A	N/A
First Indiana Bank	196,737	11.41	137,965	8.00	$ 172,456	10.00%

	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$ 189,034	8.71%	$ 86,848	4.00%	N/A	N/A
First Indiana Bank	172,184	8.06	85,442	4.00	$ 106,803	5.00%
Tier 1 Capital (to Risk-Weighted Assets)
First Indiana Corporation	$ 189,034	10.15%	$ 74,462	4.00%	N/A	N/A
First Indiana Bank	172,184	9.29	74,113	4.00	$ 111,169	6.00%
Total Capital (to Risk-Weighted Assets)
First Indiana Corporation	$ 234,845	12.62%	$ 148,924	8.00%	N/A	N/A
First Indiana Bank	195,721	10.56	148,226	8.00	$ 185,282	10.00%

	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2003
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$ 195,341	8.90%	$ 87,750	4.00%	N/A	N/A
First Indiana Bank	174,720	8.00	87,340	4.00	$ 109,175	5.00%
Tier 1 Capital (to Risk-Weighted Assets)
First Indiana Corporation	$ 195,341	9.80%	$ 79,699	4.00%	N/A	N/A
First Indiana Bank	174,720	8.81	79,341	4.00	$ 119,012	6.00%
Total Capital (to Risk-Weighted Assets)
First Indiana Corporation	$ 220,516	11.07%	$ 159,398	8.00%	N/A	N/A
First Indiana Bank	199,779	10.07	158,683	8.00	$ 198,354	10.00%

        The Corporation has formed statutory trusts for the purpose of issuing trust preferred securities. These trust preferred securities are included in the Corporation’s Tier 1 capital and total capital at June 30, 2003, December 31, 2003, and June 30, 2004. In December 2003, FASB issued revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) that required the deconsolidation of these statutory trusts. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve issued a proposal to allow the continued inclusion of trust preferred securities in Tier 1 capital.

Liquidity

        First Indiana Corporation is a financial holding company and conducts substantially all of its operations through the Bank and Somerset. As a result, the ability to finance the Corporation’s activities and fund interest on its debt depends primarily upon the receipt of earnings from the Bank and, to a lesser degree, Somerset, that they pay to the holding company in the form of dividends and other distributions. The Corporation has no significant assets other than its investment in the Bank and Somerset and a receivable of $32,952,000 due from the Bank at June 30, 2004.

        The Corporation issued subordinated debt in 2002 and 2003 to fund an acquisition and future growth and for other general corporate purposes.

        The Bank’s primary source of funds is deposits, which were $1,502,717,000 at June 30, 2004, $1,489,972,000 at December 31, 2003, and $1,545,584,000 at June 30, 2003. The Bank also relies on advances from the Federal Home Loan Bank of Indianapolis, repurchase agreements, loan payments, loan payoffs, and sale of loans as sources of funds. Although the Bank continues to rely on core deposits (retail and commercial checking and savings accounts) as its chief source of funds, the use of borrowed funds, including FHLB advances, continues to be an important component of the Bank’s liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

        The Bank’s primary use of funds is the funding of loans, which totaled $1,705,284,000 at June 30, 2004, $1,814,991,000 at December 31, 2003, and $1,903,850,000 at June 30, 2003. In addition, the Bank invests in interest-bearing instruments due from banks, federal funds sold and securities available for sale.

        First Indiana Bank maintains back up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit. Due to a return on asset performance target in the back up facilities not being met at June 30, 2004, the Bank has pledged collateral of $38,637,000 in investment securities at June 30, 2004.

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

        Based on the information and assumptions in effect at June 30, 2004, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 4.4 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 5.9 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results. Since First Indiana is in an asset-sensitive position, net interest income and net interest margin are expected to improve with rising interest rates.

        The Corporation also monitors interest rate sensitivity using traditional gap analysis. Gap analysis is a static management tool used to identify mismatches in the repricing of assets and liabilities within specified periods of time. Since it is a static indicator it does not attempt to predict the net interest income of a dynamic business in a rapidly changing environment. Significant adjustments may be made when the rate outlook changes.

        At June 30, 2004, First Indiana’s six-month and one-year cumulative gap stood at a positive 14.56 percent and a positive 13.75 percent of total interest-earning assets. This means that 14.56 and 13.75 percent of First Indiana’s assets will reprice within six months and one year without a corresponding repricing of funding liabilities. This compares with a positive six-month gap of 10.93 percent and a positive one-year gap of 13.54 percent at December 31, 2003.

        The following table shows First Indiana’s interest rate sensitivity at June 30, 2004 and December 31, 2003.

(Dollars in Thousands)

	Rate	Balance	Percent of Total	Within 180 Days	Over 180 Days to One Year	Over One Year to Five Years	Over Five Years
Interest-Earning Assets
Interest-Bearing Due from Banks	1.10%	$ 54,495	2.72%	$ 54,495	$ -	$ -	$ -
Federal Funds Sold	-	-	-	-	-	-	-
Securities Available for Sale	3.54	216,213	10.80	17,101	26,690	132,707	39,715
Other Investments	4.50	25,509	1.27	-	-	-	25,509
Loans (1)
Business	4.81	506,353	25.30	408,613	18,412	79,328	-
Consumer	5.92	542,946	27.13	374,781	27,199	117,376	23,590
Residential Mortgage	4.71	295,914	14.79	92,877	62,752	105,096	35,189
Single-Family Construction	4.62	183,788	9.18	183,788	-	-	-
Commercial Real Estate	5.24	176,283	8.81	139,456	2,351	23,158	11,318

	4.84	$ 2,001,501	100.00%	1,271,111	137,404	457,665	135,321

Interest-Bearing Liabilities
Deposits
Demand Deposits (2)	0.36	$ 180,839	11.32%	15,193	-	-	165,646
Savings Deposits (2)	0.90	510,566	31.97	452,365	1,505	12,037	44,659
Certificates of Deposit Under $100,000	3.07	276,709	17.32	110,312	50,762	115,635	-
Certificates of Deposit $100,000 or Greater	2.06	242,950	15.21	155,578	49,308	37,919	145

	1.55	1,211,064	75.82	733,448	101,575	165,591	210,450
Borrowings
Short-Term Borrowings	1.05	121,225	7.59	121,225	-	-	-
FHLB Advances	3.20	218,325	13.67	125,000	52,000	10,779	30,546
Subordinated Notes	7.26	46,596	2.92	-	-	24,412	22,184

	1.90	1,597,210	100.00%	979,673	153,575	200,782	263,180

Net - Other (3)		404,291		-	-	-	404,291

Total		$ 2,001,501		979,673	153,575	200,782	667,471

Rate Sensitivity Gap				$ 291,438	$ (16,171)	$ 256,883	$ (532,150)

June 30, 2004 - Cumulative Rate Sensitivity Gap				$ 291,438	$ 275,267	$ 532,150

Percent of Total Interest-Earning Assets				14.56%	13.75%	26.59%

December 31, 2003 - Cumulative Rate Sensitivity Gap				$ 224,777	$ 278,539	$ 489,295

Percent of Total Interest-Earning Assets				10.93%	13.54%	23.79%

(1)

The distribution of fixed-rate loans and mortgage-backed securities is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable-rate loans is based on the earliest repricing date for each loan. Included in loans are $50.3 million of consumer loans and $302,000 of residential loans held for sale.

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

(3)	Net — Other is the excess of non-interest-bearing liabilities and shareholders’ equity over non-interest-earning assets.

Item 4. Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Corporation’s reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II Other Information

Items 1, 3, and 4 are not applicable.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

ISSUER PURCHASES OF FIRST INDIANA COMMON STOCK SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)

April 1, 2004 to April 30, 2004	0	n/a	0	$7,962,000

May 1, 2004 to May 31, 2004	20,403(1)	$18.046	20,000	$7,601,000

June 1, 2004 to June 30, 2004	0	n/a	0	$7,601,000

Total	20,403(1)	$18.046	20,000	$7,601,000

(1)

Includes 403 shares of common stock purchased by the Corporation in the open market and held in trust for certain of the Corporation’s Directors under the Director’s Deferred Fee Plan described in the Corporation’s Proxy Statement. At June 30, 2004, $77,000 of outstanding common stock had been repurchased under this plan.

(2)

The Board of Directors has authorized the repurchase from time-to-time of the Corporation’s common stock as part of a continuous program which was publicly announced by a press release on April 16, 1999. As noted in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 3, 2004, the program currently provides for the repurchase of up to $10,000,000 of the Corporation’s common stock. The Board’s authorization has no expiration date. At June 30, 2004, $2,399,000 of common stock had been repurchased under this authorization.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3(i)	Articles of Incorporation of First Indiana Corporation, incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of First Indiana Corporation for the year ended December 31, 2000.

3(ii)	Amended and Restated Bylaws of First Indiana Corporation, incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K of First Indiana Corporation for the year ended December 31, 2003.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(b)	Reports on Form 8-K

(i)	On April 5, 2004, a Form 8-K was filed related to the announcement of a conference call to be held Wednesday, April 21, 2004.

(ii)	On April 20, 2004, a Form 8-K was furnished related to the announcement of earnings and other financial data for the three months ended March 31, 2004.

(iii)	On April 20, 2004, a Form 8-K was filed, related to the election of the new chief executive officer of First Indiana Bank and president of First Indiana Corporation and First Indiana Bank.

(iv)	On April 23, 2004, a Form 8-K was furnished related to the earnings conference call held on April 21, 2004.

(v)	On April 27, 2004, a Form 8-K was filed related to the announcement of the declaration of a quarterly dividend.

(vi)	On May 10, 2004, a Form 8-K was furnished related to the change in principal accountant for the First Indiana 401 (k) Plan from KPMG LLP to Grant Thornton LLP.

(vii)	On May 10, 2004, a Form 8-K was furnished related to the change in principal accountant for the Somerset Financial Services, A Subsidiary of First Indiana Corporation, Profit Sharing and 401 (k) Savings Plan from KPMG LLP to Grant Thornton LLP.

(viii)	On July 1, 2004, a Form 8-K was furnished related to the announcement of a conference call to be held Thursday, July 22, 2004.

(ix)	On July 21, 2004, a Form 8-K was filed related to the announcement of earnings and other financial data for the three and six months ended June 30, 2004.

(x)	On July 26, 2004, a Form 8-K was furnished related to the earnings conference call held on July 22, 2004.

(xi)	On July 27, 2004, a Form 8-K was filed related to the announcement of the declaration of a quarterly dividend.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Indiana Corporation

August 6, 2004	/s/ Marni McKinney
Marni McKinney Vice Chairman and and Chief Executive Officer (Principal Executive Officer)

August 6, 2004	/s/ William J. Brunner
William J. Brunner Chief Financial Officer (Principal Financial Officer)