Form 10-Q
period 2004-09-30
FIRST INDIANA CORP
filed 2004-11-15
CIK 789670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act). Yes (X) No (   )

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares

Common Stock, par value $0.01 per share	Outstanding at 10/29/2004 15,679,356

FIRST INDIANA CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	September 30 2004	December 31 2003	September 30 2003

Assets
Cash	$ 58,268	$ 58,589	$ 63,109
Interest-Bearing Due from Banks	21,267	1,715	7,346

Cash and Cash Equivalents	79,535	60,304	70,455
Securities Available for Sale	213,388	215,453	209,489
Other Investments	25,772	24,957	24,596
Loans
Business	482,881	515,316	551,399
Consumer	519,535	612,025	624,287
Residential Mortgage	277,215	316,822	289,034
Single-Family Construction	185,448	192,450	196,728
Commercial Real Estate	179,525	178,378	163,860

Total Loans	1,644,604	1,814,991	1,825,308
Allowance for Loan Losses	(52,511)	(53,197)	(57,498)

Net Loans	1,592,093	1,761,794	1,767,810
Premises and Equipment	24,083	24,732	24,911
Accrued Interest Receivable	8,427	9,353	9,072
Loan Servicing Rights	5,049	5,985	7,913
Goodwill	30,682	30,682	30,647
Other Intangible Assets	4,082	4,621	4,805
Assets of Discontinued Operations	7,608	9,579	9,729
Other Assets	43,060	45,677	46,609

Total Assets	$ 2,033,779	$ 2,193,137	$ 2,206,036

Liabilities
Non-Interest-Bearing Deposits	$ 291,875	$ 235,811	$ 231,649
Interest-Bearing Deposits
Demand Deposits	180,532	217,353	223,055
Savings Deposits	472,453	400,804	407,217
Certificates of Deposit	504,084	636,004	655,685

Total Interest-Bearing Deposits	1,157,069	1,254,161	1,285,957

Total Deposits	1,448,944	1,489,972	1,517,606
Short-Term Borrowings	152,185	147,074	156,912
Federal Home Loan Bank Advances	143,309	265,488	256,511
Subordinated Notes	46,627	46,534	24,345
Accrued Interest Payable	2,369	2,156	1,962
Advances by Borrowers for Taxes and Insurance	2,693	1,533	3,467
Liabilities of Discontinued Operations	1,653	2,602	2,330
Other Liabilities	26,579	28,884	32,158

Total Liabilities	1,824,359	1,984,243	1,995,291

Shareholders' Equity
Preferred Stock, $.01 Par Value: 2,000,000 Shares Authorized; None Issued	-	-	-
Common Stock, $.01 Par Value: 33,000,000 Shares Authorized;
Issued: 2004 - 17,585,943 Shares; 2003 - 17,473,764 and 17,473,675 Shares	176	175	175
Capital Surplus	48,292	46,595	46,402
Retained Earnings	186,823	185,012	185,306
Accumulated Other Comprehensive Income (Loss)	(780)	1,756	2,593
Treasury Stock at Cost: 2004 - 1,949,087 Shares;
2003 - 1,927,017 and 1,877,017 Shares	(25,091)	(24,644)	(23,731)

Total Shareholders' Equity	209,420	208,894	210,745

Total Liabilities and Shareholders' Equity	$ 2,033,779	$ 2,193,137	$ 2,206,036

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Interest Income
Interest-Bearing Due from Banks	$ 14	$ 14	$ 161	$ 43
Federal Funds Sold	-	-	-	3
Securities Available for Sale	1,900	1,985	6,012	5,905
Dividends on Other Investments	301	277	883	931
Loans	23,377	25,375	69,729	80,450

Total Interest Income	25,592	27,651	76,785	87,332
Interest Expense
Deposits	4,821	5,796	15,385	19,636
Short-Term Borrowings	417	313	998	1,085
Federal Home Loan Bank Advances	1,738	2,348	5,354	7,167
Subordinated Notes	847	415	2,526	874

Total Interest Expense	7,823	8,872	24,263	28,762

Net Interest Income	17,769	18,779	52,522	58,570
Provision for Loan Losses	5,300	13,548	11,550	35,876

Net Interest Income After Provision for Loan Losses	12,469	5,231	40,972	22,694
Non-Interest Income
Deposit Charges	4,470	4,388	13,086	12,710
Loan Servicing Income (Expense)	(174)	(55)	111	(320)
Loan Fees	887	785	2,351	2,004
Trust Fees	898	777	2,651	2,212
Investment Product Sales Commissions	374	473	1,559	1,307
Sale of Loans	2,663	2,865	8,506	8,233
Sale of Investment Securities	-	-	280	7
Other	729	1,030	2,864	3,333

Total Non-Interest Income	9,847	10,263	31,408	29,486
Non-Interest Expense
Salaries and Benefits	11,120	10,645	31,806	29,880
Net Occupancy	1,008	975	3,042	3,009
Equipment	1,533	1,471	4,560	4,613
Professional Services	1,468	1,588	3,764	4,007
Marketing	547	643	1,641	1,826
Telephone, Supplies, and Postage	915	921	2,616	2,774
Other Intangible Asset Amortization	180	184	539	552
OREO Expenses	1,400	131	1,271	315
Other	2,208	2,084	6,572	5,687

Total Non-Interest Expense	20,379	18,642	55,811	52,663

Earnings (Loss) from Continuing Operations	1,937	(3,148)	16,569	(483)
Income Taxes (Benefit)	630	(1,026)	5,943	(257)

Earnings (Loss) from Continuing Operations, Net of Taxes	1,307	(2,122)	10,626	(226)
Discontinued Operations
Earnings (Loss) from Discontinued Operations	(2,713)	(501)	(936)	1,330
Income Taxes (Benefit)	(187)	(175)	500	547

Earnings (Loss) from Discontinued Operations, Net of Taxes	(2,526)	(326)	(1,436)	783

Net Earnings (Loss)	$ (1,219)	$ (2,448)	$ 9,190	$ 557

Basic Earnings (Loss) Per Share
Earnings (Loss) from Continuing Operations, Net of Taxes	$ 0.08	$ (0.14)	$ 0.68	$ (0.01)
Earnings (Loss) from Discontinued Operations, Net of Taxes	(0.16)	(0.02)	(0.09)	0.05

Basic Net Earnings (Loss) Per Share	$ (0.08)	$ (0.16)	$ 0.59	$ 0.04

Diluted Earnings (Loss) Per Share
Earnings (Loss) from Continuing Operations, Net of Taxes	$ 0.08	$ (0.14)	$ 0.67	$ (0.01)
Earnings (Loss) from Discontinued Operations, Net of Taxes	(0.16)	(0.02)	(0.09)	0.05

Diluted Net Earnings (Loss) Per Share	$ (0.08)	$ (0.16)	$ 0.58	$ 0.04

Dividends Per Common Share	$ 0.165	$ 0.165	$ 0.495	$ 0.495

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Shareholders’ Equity
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2003	15,546,747	$ 175	$ 46,595	$ 185,012	$ 1,756	$ (24,644)	$ 208,894

Comprehensive Income:
Net Earnings	-	-	-	9,190	-	-	9,190

Unrealized Loss on Securities Available for Sale of $2,900, Net of Income Taxes and Reclassification Adjustment of $203, Net of Income Taxes	-	-	-	-	(2,536)	-	(2,536)

Total Comprehensive Income							6,654
Dividends on Common Stock - $0.495 per share	-	-	-	(7,739)	-	-	(7,739)
Exercise of Stock Options	124,335	1	1,710	-	-	-	1,711
Tax Benefit of Option Compensation	-	-	217	-	-	-	217
Amortization of Common Stock Issued under Restricted Stock Plans	-	-	-	360	-	-	360
Common Stock Issued under Deferred Compensation Plan	-	-	(24)	-	-	-	(24)
Common Stock Issued under Stock Incentive Plan	2,785	-	49	-	-	-	49
Purchase of Treasury Stock	(25,900)	-	-	-	-	(472)	(472)
Reissuance of Treasury Stock	3,830	-	48	-	-	25	73
Redemption of Common Stock	(14,941)	-	(303)	-	-	-	(303)

Balance at September 30, 2004	15,636,856	$ 176	$ 48,292	$ 186,823	$ (780)	$ (25,091)	$ 209,420

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Nine Months Ended September 30
	2004	2003
Cash Flows from Operating Activities
Net Earnings	$ 9,190	$ 557
Earnings (Loss) from Discontinued Operations, Net of Taxes	(1,436)	783

Earnings (Loss) from Continuing Operations, Net of Taxes	10,626	(226)
Adjustments to Reconcile Net Earnings to Net Cash Provided by
Operating Activities
Gain on Sale of Loans and Investment Securities, Net	(8,786)	(8,240)
Amortization of Premium, Discount, and Intangibles, Net	1,288	2,565
Depreciation and Amortization of Premises and Equipment	2,081	1,931
Amortization of Net Deferred Loan Fees	1,648	1,076
Provision for Loan Losses	11,550	35,876
Origination of Loans Held For Sale, Net of Principal Collected	(255,356)	(278,284)
Proceeds from Sale of Loans Held for Sale	292,859	270,767
Tax Benefit of Option Compensation	217	86
Option Compensation	49	-
Change In:
Accrued Interest Receivable	926	2,367
Other Assets	3,908	(11,972)
Accrued Interest Payable	213	(960)
Other Liabilities	(3,747)	(178)

Net Cash Provided by Operating Activities	57,476	14,808

Cash Flows from Investing Activities
Proceeds from Sale of Securities Available for Sale	20,280	12,650
Proceeds from Maturities of Securities Available for Sale	33,611	20,148
Purchase of Securities Available for Sale	(55,000)	(80,044)
Purchase of Other Investments	-	(508)
Principal Collected on Loans, Net of Originations	145,008	183,546
Proceeds from Sale of Loans	7,284	-
Purchase of Loans	(24,725)	(64,989)
Purchase of Premises and Equipment	(2,031)	(4,720)
Acquisition of MetroBanCorp, Net of Cash Acquired	(8)	14,699
Acquisition of Somerset, Net of Cash Acquired	-	(7)
Proceeds from Sale of Premises and Equipment	738	219

Net Cash Provided by Investing Activities	125,157	80,994

Cash Flows from Financing Activities
Net Change in Deposits	(40,813)	15,702
Repayment of Federal Home Loan Bank Advances	(477,130)	(646,122)
Borrowings of Federal Home Loan Bank Advances	355,000	547,000
Issuance of Subordinated Notes	-	11,388
Net Change in Short-Term Borrowings	5,111	(21,688)
Net Change in Advances by Borrowers for Taxes and Insurance	1,160	1,642
Stock Option Proceeds	1,408	434
Deferred Compensation	-	(18)
Purchase of Treasury Stock	(472)	(2,123)
Reissuance of Treasury Stock	73	100
Dividends Paid	(7,739)	(7,711)

Net Cash Used by Financing Activities	(163,402)	(101,396)

Net Change in Cash and Cash Equivalents	19,231	(5,594)
Cash and Cash Equivalents at Beginning of Period	60,304	76,049

Cash and Cash Equivalents at End of Period	$ 79,535	$ 70,455

See Notes to Condensed Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

Note 1 - Basis of Presentation

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (comprising normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements include the accounts of First Indiana Corporation and its subsidiaries (“First Indiana” or “Corporation”). The principal subsidiaries of the Corporation are First Indiana Bank and its subsidiaries (“Bank”) and Somerset Financial Services, LLC (“Somerset”). A summary of the Corporation’s significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

        Certain amounts in the Condensed Consolidated Financial Statements relating to prior periods have been reclassified to conform to current reporting presentation.

        In preparing the Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the amounts reported for assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, assumptions used to value loan servicing assets, goodwill, and the determination of the valuation allowance for deferred taxes.

Note 2 - Earnings Per Share

        Basic earnings (loss) per share for 2004 and 2003 were computed by dividing net earnings (loss) by the weighted average shares of common stock outstanding (15,638,446 and 15,590,021 for the three months ended September 30, 2004 and 2003 and 15,627,885 and 15,567,949 for the nine months ended September 30, 2004 and 2003). Diluted earnings (loss) per share for 2004 and 2003 were computed by dividing net earnings (loss) by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (15,638,446 and 15,590,021 for the three months ended September 30, 2004 and 2003 and 15,808,056 and 15,709,462 for the nine months ended September 30, 2004 and 2003). Dilution of the per-share calculation relates to stock options.

Note 3 - Stock Options

        First Indiana accounts for awards of stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Amortization of restricted stock grants and deferred compensation expense associated with certain Somerset options is reflected in net earnings. Amortization for restricted stock grants has been included in stock-based employee compensation expense in 2003 and 2004. Deferred compensation expense in connection with certain Somerset options was amortized over the life of the respective options through 2003. The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock option compensation.

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Net Earnings (Loss), As Reported	$ (1,219)	$ (2,448)	$ 9,190	$ 557
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	103	127	295	282
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects
	(319)	(326)	(874)	(864)

Pro Forma Net Earnings (Loss)	$ (1,435)	$ (2,647)	$ 8,611	$ (25)

Basic Earnings (Loss) Per Share
As Reported	$ (0.08)	$ (0.16)	$ 0.59	$ 0.04
Pro Forma	(0.09)	(0.17)	0.55	0.00
Diluted Earnings (Loss) Per Share
As Reported	$ (0.08)	$ (0.16)	$ 0.58	$ 0.04
Pro Forma	(0.09)	(0.17)	0.55	0.00

Note 4 - Allowance for Loan Losses

        The allowance for loan losses is maintained at the level deemed adequate to cover losses inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The determination of the adequacy of the allowance for loan losses is based on projections and estimates concerning portfolio trends and credit losses, national and local economic trends, portfolio management trends, the assessment of credit risk of performing and non-performing loans, and qualitative management factors. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes to one or more of the above noted risk factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance and may require the Corporation to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

Note 5 - Segment Reporting

        In 2004, the Corporation changed its segment presentation. Prior period segment information has been reclassified to conform to this new presentation. The Corporation’s business units are primarily organized to operate in the financial services industry and are determined by the products and services offered. The community bank segment includes the Bank’s branch network, investment and insurance subsidiary, the trust division, and home equity, installment, and residential loans originated and purchased for the Bank’s portfolio. The community bank segment also originates business, single-family construction, and commercial real estate loans; encompasses the portfolio of Community Reinvestment Act loans; and provides traditional cash management services to business customers. The consumer finance bank segment originates and sells home equity loans, and holds home equity loans originated for sale. Non-segment includes investment portfolio management, the servicing of all loans and deposits, the parent company activities and other items not directly attributable to a specific segment. Revenues in the Corporation’s segments are generated from loans, loan sales, and fee income. There are no foreign operations.

        The following segment financial information is based on the internal management reporting used by the Corporation to monitor and manage financial performance. The Corporation evaluates segment performance based on average assets and profit or loss before income taxes and indirect expenses. Indirect expenses include the Corporation’s overhead and support expenses. The Corporation attempts to match fund each business unit by reviewing the earning assets and interest-bearing liabilities held by each unit and assigning an appropriate expense or income offset based on the external cost of funds. The Corporation accounts for intersegment revenues, expenses, and transfers based on estimates of the actual costs to perform the intersegment services.

Segment Reporting (1)
(Dollars in Thousands)

	Community Bank	Consumer Finance Bank	Non-Segment	Third Quarter 2004 Consolidated Totals

Average Segment Assets	$ 1,625,596	$ 60,370	$ 363,688	$ 2,049,654

Net Interest Income (Expense) (2)	17,874	782	(887)	17,769
Provision for Loan Losses	(5,300)	-	-	(5,300)
Non-Interest Income	6,766	2,639	442	9,847
Intangible Amortization	(180)	-	-	(180)
Other Non-Interest Expense	(9,571)	(928)	(9,700)	(20,199)
Intersegment Income (Expense) (3)	(4,638)	(107)	4,745	-

Earnings (Loss) from Continuing Operations, Before Income Taxes	$ 4,951	$ 2,386	$ (5,400)	$ 1,937

	Community Bank	Consumer Finance Bank	Non-Segment	Third Quarter 2003 Consolidated Totals

Average Segment Assets	$ 1,804,030	$ 77,517	$ 329,411	$ 2,210,958

Net Interest Income (Expense) (2)	21,866	1,058	(4,145)	18,779
Provision for Loan Losses	(13,548)	-	-	(13,548)
Non-Interest Income	6,520	2,785	958	10,263
Intangible Amortization	(184)	-	-	(184)
Other Non-Interest Expense	(7,295)	(941)	(10,222)	(18,458)
Intersegment Income (Expense) (3)	(3,757)	(318)	4,075	-

Earnings (Loss) from Continuing Operations, Before Income Taxes	$ 3,602	$ 2,584	$ (9,334)	$ (3,148)

	Community Bank	Consumer Finance Bank	Non-Segment	YTD 2004 Consolidated Totals

Average Segment Assets	$ 1,676,281	$ 66,973	$ 371,833	$ 2,115,087

Net Interest Income (Expense) (2)	52,492	2,544	(2,514)	52,522
Provision for Loan Losses	(11,550)	-	-	(11,550)
Non-Interest Income	20,555	8,433	2,420	31,408
Intangible Amortization	(539)	-	-	(539)
Other Non-Interest Expense	(25,462)	(2,830)	(26,980)	(55,272)
Intersegment Income (Expense) (3)	(13,330)	27	13,303	-

Earnings (Loss) from Continuing Operations, Before Income Taxes	$ 22,166	$ 8,174	$ (13,771)	$ 16,569

	Community Bank	Consumer Finance Bank	Non-Segment	YTD 2003 Consolidated Totals

Average Segment Assets	$ 1,830,906	$ 85,179	$ 311,621	$ 2,227,706

Net Interest Income (Expense) (2)	65,275	2,862	(9,567)	58,570
Provision for Loan Losses	(35,876)	-	-	(35,876)
Non-Interest Income	18,710	7,998	2,778	29,486
Intangible Amortization	(552)	-	-	(552)
Other Non-Interest Expense	(21,675)	(2,717)	(27,719)	(52,111)
Intersegment Income (Expense) (3)	(10,905)	(902)	11,807	-

Earnings (Loss) from Continuing Operations, Before Income Taxes	$ 14,977	$ 7,241	$ (22,701)	$ (483)

(1)	In 2004, the Corporation changed its segment presentation. Prior period segment information has been reclassified to conform to this new presentation.

(2)	The net interest income amounts in the segment results reflect the actual interest income and expense from segment activities and amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.

(3)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are eliminated from the Corporation’s actual results.

Note 6 - Employee Benefit Plans

        The net periodic benefit cost of the supplemental pension benefit plan and the postretirement medical, dental, and life insurance programs included in the results of operations is as follows.

(Dollars in Thousands)

	Supplemental Pension Benefits		Postretirement Benefits

	Three Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
Service Cost	$ 52	$ 71	$ 4	$ 3
Interest Cost	156	153	18	15
Expected Return on Plan Assets	-	-	-	-
Amortization of Net (Gain) or Loss	-	-	-	(7)
Amortization of Prior Service Cost	9	-	-	-
Amortization of Transition Obligation	3	3	-	-

Total Net Periodic Benefit Cost	$ 220	$ 227	$ 22	$ 11

	Supplemental Pension Benefits		Postretirement Benefits

	Nine Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Service Cost	$ 156	$ 213	$ 12	$ 9
Interest Cost	467	459	55	45
Expected Return on Plan Assets	-	-	-	-
Amortization of Net (Gain) or Loss	-	-	-	(21)
Amortization of Prior Service Cost	27	-	-	-
Amortization of Transition Obligation	9	9	-	-

Total Net Periodic Benefit Cost	$ 659	$ 681	$ 67	$ 33

        In May 2004, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP provides guidance on accounting for the effects of the Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D, and the subsidy is expected to offset or reduce the Company’s costs for prescription drug coverage. The FSP is effective for the first interim period beginning after June 15, 2004. The FSP also provides guidance for disclosures concerning the effects of the subsidy for employers when the employer has not yet determined actuarial equivalency. Because of the limited number of persons provided postretirement medical coverage by the Corporation, the impact of this FSP on the Corporation’s financial condition or results of operations is not material.

Note 7 - Loan Servicing Rights, Goodwill, and Other Intangible Assets

        The following table shows the change in the carrying amount of loan servicing rights.

(Dollars in Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Balance at Beginning of Period	$ 5,673	$ 8,368	$ 5,985	$ 9,065
Additions	-	233	432	1,215
Amortization of Servicing Rights	(455)	(587)	(1,355)	(1,816)
Change in Valuation Allowance	(169)	(101)	(13)	(551)

Balance at End of Period	$ 5,049	$ 7,913	$ 5,049	$ 7,913

        The valuation allowance relating to capitalized loan servicing rights was $2,928,000 at September 30, 2004 compared to $1,080,000 at September 30, 2003. The amount of loans serviced for others was $348,417,000 at September 30, 2004 compared to $461,198,000 at September 30, 2003. Projected annual servicing rights amortization for the years 2004 through 2008 is $1,741,000, $1,329,000, $1,178,000, $960,000, and $824,000, respectively.

        The following tables show changes in the carrying amount of goodwill for the nine months ended September 30, 2004 and 2003.

(Dollars in Thousands)

	Community Bank Segment	Total Goodwill

Balance as of January 1, 2004	$ 30,682	$ 30,682
Change during the period	-	-

Balance as of September 30, 2004	$ 30,682	$ 30,682

	Community Bank Segment	Total Goodwill

Balance as of January 1, 2003	$ 6,685	$ 6,685
Addition due to MetroBanCorp Acquisition	23,962	23,962

Balance as of September 30, 2003	$ 30,647	$ 30,647

Additional goodwill is included in assets of discontinued operations as reflected in Note 9.

        The following table summarizes the carrying amount of other intangible assets at September 30, 2004.

(Dollars in Thousands)

	Core Deposit Intangible	Non-compete Agreement Intangible	Total Other Intangible Assets

Gross Carrying Amount	$ 4,357	$ 1,000	$ 5,357
Less: Accumulated Amortization	(692)	(583)	(1,275)

Net Carrying Amount	$ 3,665	$ 417	$ 4,082

        Projected annual intangible amortization for the years 2004 through 2008 is $718,000, $697,000, $342,000, $321,000, and $300,000, respectively.

Note 8 - Obligations under Guarantees and Commitments and Contingencies

        As of September 30, 2004, the Corporation had issued $34,841,000 in standby letters of credit, predominately with remaining terms of three years or less. In accordance with Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”), the Corporation has recognized a liability at September 30, 2004, of $107,000 relating to these commitments.

        At September 30, 2004, the Corporation had a reserve for losses on standby letters of credit of $442,000. Prior to the adoption of FIN 45, commitments related to standby letters of credit were considered by the Corporation in determining the adequacy of the allowance for loan losses.

        The Bank maintains back up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit. Due to a return on asset performance target in the back up facilities not being met at September 30, 2004, the Bank has pledged collateral totaling $25,343,000 at September 30, 2004.

Note 9 - Discontinued Operations

        On October 25, 2004 First Indiana Corporation sold substantially all the assets of Somerset Financial Services, LLC, to Somerset CPAs, P.C. Somerset Financial Services, LLC, is a subsidiary of the Corporation and represented a majority of the operations of The Somerset Group, Inc., which was acquired by the Corporation in September, 2000. Somerset CPAs was recently formed by a management group from Somerset Financial and has assumed substantially all the liabilities of Somerset Financial. The sales price was $6,000,000 excluding $5,405,000 of existing cash at Somerset Financial which was paid to the Corporation as a dividend. First Indiana Bank provided the buyers a loan of $6,000,000 to fund the purchase price. Subsequently, the Bank participated $5,500,000 of the loan to a third-party financial institution. Somerset Financial was classified as held for sale in the third quarter of 2004 and accordingly its results of operations are reported as discontinued operations, and the results of operations and cash flows have been removed from the Corporation’s results of continuing operations for all periods presented in the Condensed Consolidated Statements of Earnings, Condensed Consolidated Statements of Cash Flows and Notes to Condensed Consolidated Financial Statements. Likewise, the assets and liabilities of Somerset Financial have been reclassified to assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets. The third quarter net of tax loss of $2,526,000 from discontinued operations includes a $1,900,000 goodwill impairment loss and $300,000 in costs incurred to sell the business. The Corporation did not accrue a tax benefit for the goodwill impairment or the cost to sell the business as the transaction results in a taxable gain. The estimated tax expense associated with the sale of approximately $1,200,000 will be recorded when the transaction closes. Prior to the announced sale, Somerset Financial Services, LLC was included in the Somerset operating segment.

        Results of operations for Somerset Financial Services, LLC were as follows:

(Dollars in Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Non-Interest Income
Somerset Fees	$ 2,170	$ 2,248	$ 9,804	$ 9,478

Total Non-Interest Income	2,170	2,248	9,804	9,478

Non-Interest Expense
Salaries and Benefits	2,133	2,196	6,693	6,501
Net Occupancy	189	189	565	546
Equipment	119	114	341	330
Professional Services	323	46	524	91
Marketing	39	41	122	104
Telephone, Supplies, and Postage	60	49	222	199
Goodwill Impairment Loss	1,900	-	1,900	-
Other	120	114	373	377

Total Non-Interest Expense	4,883	2,749	10,740	8,148

Earnings (Loss) Before Tax	(2,713)	(501)	(936)	1,330

Income Tax (Benefit)	(187)	(175)	500	547

Net Earnings (Loss)	$ (2,526)	$ (326)	$ (1,436)	$ 783

        The following is summarized financial information for Somerset Financial Services, LLC:

(Dollars in Thousands)

	September 30 2004	December 31 2003	September 30 2003
Assets
Cash	$ 1	$ 1	$ 1
Premises and Equipment	857	941	973
Goodwill	4,460	6,360	6,360
Other Assets	2,290	2,277	2,395

Total Assets	$ 7,608	$ 9,579	$ 9,729

Liabilities
Other Liabilities	$ 1,653	$ 2,602	$ 2,330

Total Liabilities	$ 1,653	$ 2,602	$ 2,330

Note 10 - Recently Issued Accounting Pronouncements

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

        First Indiana Bank issues commitments to originate residential mortgage loans for sale into the secondary market. These commitments are designated as free-standing derivatives and net changes in their fair value are recorded as either assets or liabilities on the balance sheet and income or expense in current earnings. At the time the Bank issues these commitments, it enters into a mandatory agreement to sell residential mortgage loans of similar interest rates and loan terms. These mandatory agreements to sell are also designated as free-standing derivatives and as such, are accounted for as described above. In accordance with SAB 105, the Bank does not include the expected future cash flows related to the associated servicing of the loan nor consider any other internally-developed intangible assets in accounting for these derivatives. While the Bank’s objective for entering into these two types of derivatives is to lock in a gain on the sale of the resulting residential loans, there is no attempt by the Bank to qualify them for hedge accounting treatment. At September 30, 2004, First Indiana had $122,000 in commitments to originate residential mortgage loans for sale and held $122,000 in mandatory commitments to sell residential mortgage loans. The adoption of SAB 105 did not have a material effect on the Corporation’s financial condition or results of operations.

        In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method investments. The new guidance prescribes a three-step process to identify impairment of investment securities, classify impairment as either temporary or other-than-temporary, and recognize loss in the case of other-than-temporary impairment of investment securities. In September 2004 FASB issued a proposed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. FASB has delayed the effective date for the measurement and recognition guidance contained in paragraphs 10 - 20 of Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10 - 20 of Issue 03-1 will be superceded concurrent with the final issuance of FSP EITF Issue 03-1-a. The disclosure guidance in paragraphs 21 and 22 of Issue 03-1 remains effective. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and the Corporation’s intent to hold the impaired investments at the time of the valuation.

        In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer when those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for credit losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The impact of this new pronouncement is not expected to be material to First Indiana’s financial condition, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended September 30		For the Nine Months Ended September 30

	2004	2003	2004	2003
Net Interest Income	$ 17,769	$ 18,779	$ 52,522	$ 58,570
Provision for Loan Losses	5,300	13,548	11,550	35,876
Non-Interest Income	9,847	10,263	31,408	29,486
Non-Interest Expense	20,379	18,642	55,811	52,663
Earnings (Loss) from Continuing Operations, Net of Taxes	1,307	(2,122)	10,626	(226)
Earnings (Loss) from Discontinued Operations, Net of Taxes	(2,526)	(326)	(1,437)	783
Net Earnings (Loss), Net of Taxes	(1,219)	(2,448)	9,190	557

Basic Earnings (Loss) Per Share
Earnings (Loss) from Continuing Operations, Net of Taxes	$ 0.08	$ (0.14)	$ 0.68	$ (0.01)
Earnings (Loss) from Discontinued Operations, Net of Taxes	(0.16)	(0.02)	(0.09)	0.05

Net Earnings (Loss), Net of Taxes	$ (0.08)	$ (0.16)	$ 0.59	$ 0.04

Diluted Earnings (Loss) Per Share
Earnings (Loss) from Continuing Operations, Net of Taxes	$ 0.08	$ (0.14)	$ 0.67	$ (0.01)
Earnings (Loss) from Discontinued Operations, Net of Taxes	(0.16)	(0.02)	(0.09)	0.05

Net Earnings (Loss), Net of Taxes	$ (0.08)	$ (0.16)	$ 0.58	$ 0.04

Dividends Per Share	$ 0.165	$ 0.165	$ 0.495	$ 0.495

Net Interest Margin	3.69%	3.62%	3.52%	3.74%
Efficiency Ratio (1)	73.79	64.19	66.50	59.81
Annualized Return on Average Assets	(0.24)	(0.44)	0.58	0.03
Annualized Return on Average Equity	(2.27)	(4.43)	5.75	0.33

Average Shares Outstanding	15,638,446	15,590,021	15,627,885	15,567,949
Average Diluted Shares Outstanding	15,638,446	15,590,021	15,808,056	15,709,462

	At September 30
	2004	2003
Assets	$ 2,033,779	$ 2,206,036
Loans	1,644,604	1,825,308
Deposits	1,448,944	1,517,606
Shareholders' Equity	209,420	210,745

Shareholders' Equity/Assets	10.30%	9.55%

Shareholders' Equity Per Share	$ 13.39	$ 13.51
Market Closing Price	20.10	18.51

Shares Outstanding	15,636,856	15,596,658

(1) Based on continuing operations.

Summary of Corporation’s Results

        First Indiana Corporation and subsidiaries had a net loss of $1,219,000 for the three months ended September 30, 2004, compared with a net loss of $2,448,000 for the same period last year. Diluted loss per share for the three months ended September 30, 2004 was $0.08, compared with a diluted loss per share of $0.16 for the same period one year ago. Performance in the third quarter of 2004 was significantly impacted by a $2,200,000 loss related to the sale of Somerset Financial Services, LLC (completed in the fourth quarter 2004) and $1,197,000 in expense associated with the implementation of a cost reduction plan. The provision for loan losses was $5,300,000 in the third quarter of 2004 compared to $13,548,000 in the third quarter of 2003.

        For the three months ended September 30, 2004, earnings from continuing operations, net of taxes, was $1,307,000 compared to a loss of $2,122,000 for the same period of 2003. For the three months ended September 30, 2004, diluted earnings per share from continuing operations was $0.08, compared to a loss of $0.14 for the same period of 2003.

        For the three months ended September 30, 2004, loss from discontinued operations, net of taxes, was $2,526,000 compared to a loss of $326,000 for the same period of 2003. For the three months ended September 30, 2004, diluted loss per share from discontinued operations was $0.16, compared to a loss of $0.02 for the same period of 2003.

        For the nine months ended September 30, 2004, net earnings were $9,190,000, compared with $557,000 for the same period one year ago. For the nine months ended September 30, 2004, diluted earnings per share were $0.58, compared with $0.04 for the same period one year ago.

        For the nine months ended September 30, 2004, earnings from continuing operations, net of taxes, was $10,626,000 compared to a loss of $226,000 for the same period of 2003. For the nine months ended September 30, 2004, diluted earnings per share from continuing operations was $0.67, compared to a loss of $0.01 for the same period of 2003.

        For the nine months ended September 30, 2004, loss from discontinued operations, net of taxes, was $1,436,000 compared to earnings of $783,000 for the same period of 2003. For the nine months ended September 30, 2004, diluted loss per share from discontinued operations was $0.09, compared to earnings of $0.05 for the same period of 2003.

        Annualized return on average total assets was a negative 0.24 percent for the three months ended September 30, 2004, compared with a negative 0.44 percent for the same period one year ago. For the nine months ended September 30, 2004, the Corporation’s annualized return on total average assets was 0.58 percent, compared with 0.03 percent for the same period in 2003.

        Annualized return on average total equity was a negative 2.27 percent for the three months ended September 30, 2004, compared with a negative 4.43 percent for the same period one year ago. For the nine months ended September 30, 2004, the Corporation’s annualized return on total average equity was 5.77 percent, compared with 0.33 percent for the same period in 2003.

        Cash dividends for the third quarter of 2004 and 2003 were $0.165 per common share outstanding. Cash dividends for the nine months ended September 30, 2004 and 2003 were $0.495 per common share outstanding.

Net Interest Income

        Net interest income for the third quarter of 2004 was $17,769,000 compared to $18,779,000 for the third quarter of 2003. Net interest income for the nine months ended September 30, 2004 was $52,522,000 compared with $58,570,000 for the same period of 2003. The decline in third quarter and year-to-date net interest income was caused primarily by a reduction in loans outstanding. Net interest margin was 3.69 percent for the third quarter of 2004, compared with 3.37 percent for the second quarter of 2004 and 3.62 percent for the third quarter of 2003. Due to the Corporation’s asset-sensitive position, recent rate increases by the Federal Reserve Board are beginning to be reflected in an increase in the net interest margin in the third quarter of 2004. For the nine months ended September 30, 2004, net interest margin was 3.52 percent compared with 3.74 percent for the same period of 2003.

        Earning assets averaged $1,924,083,000 in the third quarter of 2004, compared with $2,069,038,000 for the same quarter in 2003. For the first nine months of 2004, earning assets averaged $1,992,043,000 compared with $2,090,283,000 for the same period of 2003. The decrease in earning assets for both comparable periods was due to lower loans outstanding. For the three months ended September 30, 2004, loans averaged $1,677,883,000 compared to $1,854,315,000 for the third quarter of 2003. For the nine months ended September 30, 2004 loans averaged $1,730,987,000 compared with $1,895,005,000 for the nine months ended September 30, 2003.

        The following tables provide information on the Corporation’s net interest margin.

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Three Months Ended
	September 30, 2004			September 30, 2003
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate

Assets
Interest-Bearing Due from Banks	$ 4,319	$ 14	1.32%	$ 4,844	$ 14	1.12%
Federal Funds Sold	-	-	-	96	-	-
Securities Available for Sale	216,169	1,900	3.52	185,254	1,985	4.29
Other Investments	25,712	301	4.68	24,529	277	4.53
Loans
Business	492,756	6,466	5.22	565,204	7,070	4.96
Consumer	536,646	8,290	6.18	633,053	10,201	6.42
Residential Mortgage	286,504	3,393	4.74	290,705	3,685	5.07
Single-Family Construction	188,452	2,437	5.15	199,421	2,218	4.41
Commercial Real Estate	173,525	2,791	6.40	165,932	2,201	5.28

Total Loans	1,677,883	23,377	5.56	1,854,315	25,375	5.45

Total Earning Assets	1,924,083	25,592	5.31	2,069,038	27,651	5.32
Other Assets	125,562			141,920

Total Assets	$ 2,049,645			$ 2,210,958

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand Deposits	$ 183,903	$ 158	0.34%	$ 220,487	$ 254	0.46%
Savings Deposits	487,772	1,097	0.89	422,011	679	0.64
Certificates of Deposit	508,428	3,566	2.79	675,267	4,863	2.86

Total Interest-Bearing Deposits	1,180,103	4,821	1.63	1,317,765	5,796	1.75
Short-Term Borrowings	131,871	417	1.26	130,170	313	0.95
Federal Home Loan Bank Advances	192,395	1,738	3.59	261,203	2,348	3.57
Subordinated Notes	46,616	847	7.27	24,336	415	6.82

Total Interest-Bearing Liabilities	1,550,985	7,823	2.01	1,733,474	8,872	2.03
Non-Interest-Bearing Demand Deposits	248,908			218,144
Other Liabilities	35,958			40,230
Shareholders' Equity	213,794			219,110

Total Liabilities and Shareholders' Equity	$ 2,049,645			$ 2,210,958

Net Interest Income/Spread		$ 17,769	3.30%		$ 18,779	3.29%

Net Interest Margin			3.69%			3.62%

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2004			September 30, 2003
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$ 19,807	$ 161	1.09%	$ 4,533	$ 43	1.26%
Federal Funds Sold	—	—	—	298	3	1.17
Securities Available for Sale	215,809	6,012	3.71	166,465	5,905	4.73
Other Investments	25,440	883	4.63	23,982	931	5.18
Loans
Business	497,053	18,685	5.02	573,142	21,911	5.11
Consumer	566,084	25,933	6.11	659,445	32,726	6.62
Residential Mortgage	302,490	10,846	4.78	296,960	12,000	5.39
Single-Family Construction	188,201	6,715	4.77	205,546	7,133	4.64
Commercial Real Estate	177,159	7,550	5.69	159,912	6,680	5.58

Total Loans	1,730,987	69,729	5.38	1,895,005	80,450	5.67

Total Earning Assets	1,992,043	76,785	5.14	2,090,283	87,332	5.58
Other Assets	123,041			137,423

Total Assets	$2,115,084			$2,227,706

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand Deposits	$ 184,620	$ 473	0.34%	$ 205,552	$ 851	0.55%
Savings Deposits	472,920	2,703	0.76	429,275	2,467	0.77
Certificates of Deposit	590,035	12,209	2.76	705,745	16,318	3.09

Total Interest-Bearing Deposits	1,247,575	15,385	1.65	1,340,572	19,636	1.96
Short-Term Borrowings	126,515	998	1.05	134,318	1,085	1.08
Federal Home Loan Bank Advances	207,907	5,354	3.44	267,698	7,167	3.58
Subordinated Notes	46,585	2,526	7.23	16,499	874	7.10

Total Interest-Bearing Liabilities	1,628,582	24,263	1.99	1,759,087	28,762	2.19
Non-Interest-Bearing Demand Deposits	238,488			205,272
Other Liabilities	35,101			40,392
Shareholders' Equity	212,913			222,955

Total Liabilities and Shareholders' Equity	$2,115,084			$2,227,706

Net Interest Income/Spread		$52,522	3.15%		$58,570	3.39%

Net Interest Margin			3.52%			3.74%

Summary of Loan Loss Experience and Non-Performing Assets

        The third quarter 2004 provision for loan losses was $5,300,000, compared to $13,548,000 for the third quarter of 2003. For the first nine months of 2004, the provision for loan losses was $11,550,000, compared to $35,876,000 for the first nine months of 2003.

        The provision for loan losses of $13,548,000 in the third quarter of 2003 resulted from the findings of an independent evaluation of the commercial loan portfolio, the continued evaluation of the risks in the portfolio, and the factors contained in the revised approach for calculating the allowance for loan losses. The provision for loan losses of $35,876,000 for the first nine months of 2003 reflected an increase in business and construction loan charge-offs in the first and second quarters of 2003 as well as the additional third quarter provision discussed above.

        Net loan charge-offs for the third quarter of 2004 were $5,221,000 compared to $2,297,000 for the third quarter of 2003. Net loan charge-offs for the nine months ended September 30, 2004 were $12,236,000, compared to $24,556,000 for the same period last year. Charge-offs of business loans totaled $1,946,000 for the three months ended September 30, 2004 which included a charge-off of $873,000 related to a $3 million loan that was previously reserved for and has been fully resolved. Charge-offs on construction loans totaled $1,923,000 in the third quarter 2004 which included a charge-off of $1,541,000 on an under-collateralized loan to an out-of-state builder which had been previously reserved for. Additionally, a loss of $1,128,000 is reflected in OREO expense as the Corporation positions these properties for disposal in the near term. Consumer loan charge-offs for the third quarter and nine months ended September 30, 2004 were $1,313,000 and $3,767,000 compared to $1,479,000 and $4,264,000 for the same periods in 2003. Consumer loan charge-offs in the third quarter of 2004 included $515,000 related to non-performing consumer loans sold in the third quarter.

        The allowance for loan losses is maintained at the level deemed adequate to cover losses inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The determination of the adequacy of the allowance for loan losses is based on projections and estimates concerning portfolio trends and credit losses, national and local economic trends, portfolio management trends, the assessment of credit risk of performing and non-performing loans, and qualitative management factors. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes to one or more of the above noted risk factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance for loan losses and may require the Corporation to recognize additions to the allowance for loan losses based on their judgment about information available to them at the time of their examination.

        At September 30, 2004, the allowance for loan losses to total loans was 3.19 percent compared to 3.15 percent at September 30, 2003. The allowance for loan losses to non-performing loans at September 30, 2004 increased to 218.16 percent compared to 137.97 percent at September 30, 2003, reflecting a decrease of $17,603,000 in non-performing loans.

Loan Charge-Offs and Recoveries
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Allowance for Loan Losses at Beginning of Period	$52,432	$46,247	$53,197	$44,469
Charge-Offs
Business	1,946	1,298	9,769	17,934
Consumer	1,313	1,479	3,767	4,264
Residential Mortgage	135	40	190	150
Single-Family Construction	1,923	—	1,923	3,923
Commercial Real Estate	630	—	630	22

Total Charge-Offs	5,947	2,817	16,279	26,293
Recoveries
Business	526	42	3,440	681
Consumer	200	351	541	771
Residential Mortgage	—	—	—	7
Single-Family Construction	—	93	62	244
Commercial Real Estate	—	34	—	34

Total Recoveries	726	520	4,043	1,737

Net Charge-Offs	5,221	2,297	12,236	24,556
Provision for Loan Losses	5,300	13,548	11,550	35,876
Allowance Related to Bank Acquired	—	—	—	1,709

Allowance for Loan Losses at End of Period	$52,511	$57,498	$52,511	$57,498

Net Charge-Offs to Average Loans (Annualized)	1.24%	0.49%	0.94%	1.73%
Allowance for Loan Losses to Loans at End of Period	3.19	3.15
Allowance for Loan Losses to Non-Performing Loans
at End of Period	218.16	137.97

        Non-performing assets at September 30, 2004 were $28,565,000, or 1.73 percent of loans and foreclosed assets, compared with $38,882,000, or 2.14 percent of loans and foreclosed assets at December 31, 2003, and $45,550,000, or 2.49 percent of loans and foreclosed assets at September 30, 2003. The increase in non-accrual business loans at September 30, 2004 over December 31, 2003 is primarily the result of moving a closely monitored relationship into non-accrual status. The decrease in residential and consumer non-accrual loans at September 30, 2004 from year-end 2003 is largely due to the sale of $7,925,000 in non-performing assets in the third quarter. In the second quarter of 2004, approximately $5,180,000 of single-family construction loans was transferred to foreclosed assets with an additional $1,300,000 paid off which accounts for the year-to-date decrease in non-performing single-family construction loans. The year-to-date reduction in non-accrual commercial real estate loans was primarily due to the receipt of payments.

Non-Performing Assets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	September 30, 2004	December 31, 2003	September 30, 2003
Non-Performing Loans
Non-Accrual Loans
Business	$15,854	$ 9,483	$13,659
Consumer	1,988	7,402	7,654
Residential Mortgage	144	2,211	2,481
Single-Family Construction	180	7,165	9,296
Commercial Real Estate	1,184	4,743	5,150

Total Non-Accrual Loans	19,350	31,004	38,240

Accruing Loans Past Due 90 Days or More
Business	—	1,053	1,178
Consumer	1,803	2,691	1,847
Commercial Real Estate	2,917	—	—
Single-Family Construction	—	354	408

Total Accruing Loans Past Due 90 Days or More	4,720	4,098	3,433

Total Non-Performing Loans	24,070	35,102	41,673
Foreclosed Assets	4,495	3,780	3,877

Total Non-Performing Assets	$28,565	$38,882	$45,550

Non-Performing Loans to Loans at End of Period	1.46%	1.93%	2.28%
Non-Performing Assets to Loans
and Foreclosed Assets at End of Period	1.73	2.14	2.49

Non-Interest Income

        Total non-interest income was $9,847,000 for the three months ended September 30, 2004, compared with $10,263,000 for the same period in 2003, a decrease of 4 percent. For the nine months ended September 30, 2004 and 2003, total non-interest income was $31,408,000 and $29,486,000, an increase of 7 percent.

        Deposit charges increased 2 percent to $4,470,000 in the third quarter of 2004 compared to $4,388,000 in the third quarter of 2003. For the nine months ended September 30, 2004, deposit charges increased 3 percent to $13,086,000 compared to $12,710,000 for the same period of 2003. The growth in 2004 from the three and nine month periods ended September 30, 2003 was in returned check fees partially offset by a decrease in account analysis fees.

        Loan servicing loss in the third quarter of 2004 was $174,000 compared to a loss of $55,000 in the third quarter 2003. A primary factor in the quarter to quarter loss increase was an increase in servicing rights impairment charges. Loan servicing income for the first nine months of 2004 was $111,000, compared to a loss of $320,000 for the same period in 2003. Servicing rights impairment charges were significantly lower in the first nine months of 2004 when compared to the same period of 2003.

        Loan fees increased 13 percent to $887,000 in the third quarter of 2004 when compared to $785,000 for the same period of 2003. For the nine months ended September 30, 2004, loan fees increased 17 percent to $2,351,000 compared to $2,004,000 for the same period of 2003. An increase in standby letter of credit fees accreted into income accounted for the majority of the increase in loan fees for the third quarter and year-to-date periods.

        FirstTrust Indiana’s fees increased 16 percent to $898,000 in the third quarter of 2004 compared to $777,000 for the same period of 2003. For the first nine months of 2004, trust fees increased 20 percent to $2,651,000 compared to $2,212,000 for the same period of 2003. The Bank’s investment advisory and trust division had assets under management at September 30, 2004 of $912,775,000, compared to $810,876,000 at September 30, 2003. The increase in trust fees reflects the growth in assets under management which is due to new business and market appreciation of assets under management for existing clients.

        Investment and insurance product sales commissions, generated by the Bank’s subsidiary First Indiana Investor Services, decreased 21 percent to $374,000 in the third quarter of 2004 from $473,000 in the third quarter of 2003. The volume of annuity sales in the third quarter of 2004 was substantially less than third quarter 2003 annuity sales. For the nine months ended September 30, 2004, fees were $1,559,000 compared to $1,307,000 for the same period of 2003, an increase of 19 percent. Despite lower annuity sales in the third quarter 2004, annuity sales for the first nine months of 2004 exceeded comparable sales volumes for the same period of 2003.

        Gain on sale of loans was down in the third quarter of 2004 due to a decline in loan origination and sales volumes. Gain on the sale of loans in the third quarter of 2004 decreased 7 percent to $2,663,000 from $2,865,000 for the same quarter last year. Gain on sale of loans was $8,506,000 for the first nine months of 2004, compared to $8,233,000 for the first nine months of last year, an increase of 3 percent. Home equity loans originated in the third quarter of 2004 totaled $108,062,000 compared to third quarter 2003 home equity loan originations of $135,740,000. Home equity loans sold in the third quarter of 2004 totaled $84,773,000 compared to $89,869,000 in the third quarter of 2003. Gain on the sale of loans for the first nine months of 2004 compared to the same period of 2003 increased primarily due to a higher volume of sales. For the first nine months of 2004, home equity loan originations totaled $312,704,000 compared to $366,661,000 for the same period of 2003. For the nine months ended September 30, 2004 and 2003, home equity loans sold totaled $278,593,000 and $261,095,000.

        Other income in the third quarter of 2004 was $729,000 compared to $1,030,000 in the third quarter of 2003. For the first nine months of 2004 other income was $2,864,000 compared to $3,333,000 for the first nine months of 2003. Loan payment late fees in the third quarter and first nine months of 2004 decreased from the comparable periods of 2003, reflecting the contraction in the consumer loan portfolio, coupled with a reduction in consumer and residential loan delinquencies due to improved loan collection techniques implemented late in 2003. Ancillary consumer and residential loan servicing and payoff fees for the third quarter and first nine months of 2004 decreased from the comparable periods of 2003 due to a decrease in loans serviced and a decrease in loan payoffs. Fees received from the brokering of consumer and residential loans decreased in the third quarter and first nine months of 2004 when compared to the same periods one year ago. Consumer and residential brokered loan volume was significantly higher in the third quarter and first nine months of 2003 than in the same periods of 2004.

Non-Interest Expense

        Non-interest expense for the three months ended September 30, 2004 was $20,379,000 compared to $18,642,000 for the same period in 2003, an increase of 9 percent. For the nine months ended September 30, 2004, non-interest expense was $55,811,000 compared to $52,663,000 for the same period in 2003, an increase of 6 percent.

        Salaries and benefits expense for the third quarter of 2004 was $11,120,000 compared to $10,645,000 for the third quarter of 2003. For the nine months ended September 30, 2004, salaries and benefits expense was $31,806,000 compared to $29,880,000 for the same period of 2003. Salary expense was $8,872,000 in the third quarter of 2004, an increase of 4 percent when compared to $8,506,000 for the third quarter of 2003. For the nine months ended September 30, 2004, salary expense was $24,810,000 compared to $23,786,000 for the same period of 2003, an increase of 4 percent. Included in salary expense for the third quarter of 2004 were severance agreement accruals of $931,000 related to the plan to reduce operating expenses. Included in third quarter 2003 salary expense was a $1,053,000 increase in salary expense resulting from an adjustment in the accrual for salaries. Employee benefits expense was $2,246,000 for the third quarter of 2004 and $2,139,000 for the third quarter of 2003, an increase of 5 percent. For the nine months ended September 30, 2004, employee benefits expense was $6,995,000 compared to $6,094,000 for the same period of 2003, an increase of 15 percent. The increase in 2004 employee benefits expense for both the quarter and year-to-date periods consisted largely of increased pension and group insurance expense.

        Net occupancy expense in the third quarter of 2004 increased 3 percent to $1,008,000 from $975,000 in the third quarter of 2003. For the nine months ended September 30, 2004, net occupancy expense was $3,042,000 compared to $3,009,000 for the same period of 2003, an increase of 1 percent. The increase for the quarter was due primarily to normal increases in rent expense.

        Equipment expense in the third quarter of 2004 increased 4 percent to $1,533,000 from $1,471,000 in the third quarter of 2003. For the nine months ended September 30, 2004, equipment expense was $4,560,000 compared to $4,613,000 for the same period of 2003, a decrease of 1 percent. The year-to-date decrease primarily reflects one-time expenses incurred in 2003 for the merger with MetroBanCorp.

        Professional services expense in the third quarter of 2004 decreased 8 percent to $1,468,000 from $1,588,000 in the third quarter of 2003. For the nine months ended September 30, 2004, professional services expense was $3,764,000 compared to

$4,007,000 for the same period of 2003, a decrease of 6 percent. For both the third quarter and first nine months of 2003, the Bank incurred higher legal fees when compared to expenses for the same periods of 2004. Partially offsetting this decrease in expense is a one-time $296,000 charge recognized in the third quarter of 2004 for the cancellation of a consulting contract (related to the expense reduction plan).

        Telephone, supplies, and postage expense in the third quarter of 2004 decreased 1 percent to $915,000 from $921,000 in the third quarter of 2003. For the nine months ended September 30, 2004, telephone, supplies, and postage expense was $2,616,000 compared to $2,774,000 for the same period of 2003, a decrease of 6 percent. Postage and supplies expenses in 2003 reflect $44,000 in one-time expenses associated with the merger with MetroBanCorp. The decrease between years also reflects expense reduction efforts.

        Net expense from other real estate owned (“OREO”) operations in the third quarter of 2004 was $1,400,000 compared to $131,000 for the same period of 2003. For the nine months ended September 30, 2004 net expense from OREO operations was $1,271,000 compared to $315,000 for the same period of 2003. In the third quarter of 2004, First Indiana expensed $1,128,000 as a fair value adjustment on a group of OREO properties associated with one credit relationship. Also in the third quarter the Bank recognized a $59,000 loss on the sale of $641,000 of residential OREO properties that were included in the $7,925,000 sale of non-performing assets.

        Other expense was $2,208,000 in the third quarter of 2004 and $2,084,000 for the third quarter of 2003, an increase of 6 percent. For the nine months ended September 30, 2004, other expense was $6,572,000 compared to $5,687,000 for the same period of 2003, an increase of 15 percent. Insurance expense increased in the three and nine month periods ended September 30, 2004 compared to the same periods of 2003 reflecting premium increases for various liability and casualty insurance policies. Increases in armored car delivery expense, Visa expense, checking account losses, and demand deposit promotion expense reflect deposit account growth and usage.

        The Corporation’s efficiency ratio (based on continuing operations) was 73.79 percent for the third quarter of 2004, compared to 64.19 percent for the third quarter of 2003. For the nine months ended September 30, 2004, the Corporation’s efficiency ratio was 66.50 percent compared to 59.81 percent for the same period of 2003. The Bank’s efficiency ratio was 71.54 percent for the third quarter of 2004, compared to 60.88 percent for the third quarter of 2003. For the nine months ended September 30, 2004, the Bank’s efficiency ratio was 64.83 percent compared to 56.85 percent for the same period of 2003. The increases in the Corporation’s and the Bank’s efficiency ratios for the 2004 periods when compared to the same periods of 2003 are primarily due to the decrease in net interest income (which is discussed above) and the impact of the charges incurred in 2004 as part of the expense reduction plan. The goal of this plan is to reduce future operating expenses through personnel reductions, operations consolidation, and other activities, all focused on improving operational efficiency.

Income Tax Expense (Benefit) from Continuing Operations

        Income tax expense for the third quarter of 2004 was $630,000 compared to third quarter 2003 income tax benefit of $1,026,000. For the nine months ended September 30, 2004, income tax expense was $5,943,000 compared to a benefit of $257,000 for the same period of 2003. The income tax credit for the third quarter and first nine month periods of 2003 was due to the loss before income taxes for the these periods.

Discontinued Operations

        On October 25, 2004 First Indiana Corporation sold substantially all the assets of Somerset Financial Services, LLC, to Somerset CPAs, P.C. Somerset Financial Services, LLC, is a subsidiary of the Corporation and represented a majority of the operations of The Somerset Group, Inc., which was acquired by the Corporation in September, 2000. Somerset CPAs was recently formed by a management group from Somerset Financial and has assumed substantially all the liabilities of Somerset Financial. The sales price was $6,000,000 excluding $5,405,000 of existing cash at Somerset Financial which was paid to the Corporation as a dividend. First Indiana Bank provided the buyers a loan of $6,000,000 to fund the purchase price. Subsequently, the Bank participated $5,500,000 of the loan to a third-party financial institution. Somerset Financial was classified as held for sale in the third quarter of 2004 and accordingly its results of operations are reported as discontinued operations, and the results of operations and cash flows have been removed from the Corporation’s results of continuing operations for all periods presented in the Condensed Consolidated Statements of Earnings, Condensed Consolidated Statements of Cash Flows and Notes to Condensed Consolidated Financial Statements. Likewise, the assets and liabilities of Somerset Financial have been reclassified to assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets. Prior to the announced sale, Somerset Financial Services, LLC was included in the Somerset operating segment.

        First Indiana Corporation and subsidiaries had a net loss from discontinued operations of $2,526,000 for the three months ended September 30, 2004, compared with a net loss of $326,000 for the same period last year. Diluted loss per share from discontinued operations for the three months ended September 30, 2004 was $0.16, compared with a diluted loss per share of $0.02 for the same period one year ago. For the nine months ended September 30, 2004, First Indiana’s net loss from discontinued operations was $1,436,000 or $0.09 loss per diluted share. For the nine months ended September 30, 2003, First Indiana had net earnings from discontinued operations of $783,000 or $0.05 per diluted share. The third quarter net of tax loss of $2,526,000 from discontinued operations includes a $1,900,000 goodwill impairment loss and $300,000 in costs incurred to sell the business. The Corporation did not accrue a tax benefit for the goodwill impairment or the costs to sell the business as the transaction results in a taxable gain. The estimated tax expense associated with the sale of approximately $1,200,000 will be recorded when the transaction closes.

Financial Condition

        Total assets at September 30, 2004 were $2,033,779,000, a decrease of $159,358,000 from $2,193,137,000 at December 31, 2003 and a decrease of $172,257,000 from $2,206,036,000 at September 30, 2003.

        Loans outstanding were $1,644,604,000 at September 30, 2004, compared to $1,814,991,000 at December 31, 2003, and $1,825,308,000 at September 30, 2003.

        Business loans decreased to $482,881,000 at September 30, 2004, compared with $551,399,000 at September 30, 2003, a 12 percent decrease. The decrease in business loans is primarily due to the deliberate and continuing shift in mix of loans in the Bank’s portfolios to emphasize credits that match the Corporation’s targeted risk profile and the reduction of non-performing and under-performing loans.

        Single-family construction loans were $185,448,000 at September 30, 2004 compared to $196,728,000 at September 30, 2003, a decrease of 6 percent. Single family construction lending has slowed due to reduced new business development efforts in anticipation of the sale of the Bank’s out-of-state offices. In September 2004, First Indiana announced that it entered into a definitive asset purchase agreement with TierOne Bank in Lincoln, Nebraska, to sell a portion of First Indiana’s active residential construction loan business. The transaction, which closed November 1, 2004, includes $132,172,000 of outstanding residential construction loans with total commitments of $258,589,000. The transaction includes construction loan offices in Phoenix, Arizona; Orlando, Florida; and Charlotte and Raleigh, North Carolina.

        Consumer loans outstanding totaled $519,535,000 at September 30, 2004, compared to $624,287,000 at September 30, 2003. Consumer loans declined 17 percent from September 30, 2003, reflecting prepayment activity and the Corporation’s ongoing strategy to reposition the balance sheet. Home equity loans totaling $312,704,000 were originated in the first nine months of 2004 compared to $366,662,000 in the same period last year. Sales of home equity loans totaled $278,593,000 in the first nine months of 2004, or 88 percent of loans originated compared to $261,095,000 for the same period last year, or 71 percent of loans originated.

        Residential mortgage loans outstanding at September 30, 2004 totaled $277,215,000 compared to $289,034,000 at September 30, 2003, a decrease of 4 percent. In the first nine months of 2004, the Bank originated $13,386,000 and purchased $24,725,000 in fixed and adjustable rate residential mortgage loans. For the first nine months of 2003, the Bank originated $48,543,000 and purchased $64,325,000 in primarily adjustable rate residential mortgage loans.

        Commercial real estate loans at September 30, 2004 increased 10 percent to $179,525,000 from $163,860,000 one year ago. This growth is due to increased marketing efforts in the Indianapolis market.

        The Bank has pursued a strategy of building core deposits (retail and commercial checking and savings accounts) primarily through emphasizing relationship building. First Indiana’s demand and savings deposits increased 11 percent to $944,860,000 on September 30, 2004 from $853,968,000 at December 31, 2003, and increased 10 percent from $861,921,000 at September 30, 2003. Demand deposits were $472,407,000 at September 30, 2004, compared to $453,164,000 at December 31, 2003 and $454,704,000 a year ago (an increase of 4 percent). Savings deposits were $472,453,000 at September 30, 2004 compared to $400,804,000 at December 31, 2003 and $407,217,000 a year ago (an increase of 16 percent). The increases in deposits are reflective of the Bank’s strong emphasis on developing relationships with business and consumer clients, improving liquidity, and securing low cost funding sources.

        Increased core deposits and a reduction in earning assets reduced the Corporation’s reliance on wholesale funding sources in the first nine months of 2004. Certificates of deposit were $504,084,000 at September 30, 2004, compared to $636,004,000 at December 31, 2003 and $655,685,000 at September 30, 2003. This decline reflected decreased levels of short-term negotiable and medium-term retail certificates of deposit. Borrowed funds totaled $342,121,000 at September 30, 2004, compared to $459,096,000 at December 31, 2003 and $437,768,000 at September 30, 2003.

Capital

        At September 30, 2004, shareholders’ equity was $209,420,000, or 10.30 percent of total assets, compared with $208,894,000, or 9.52 percent of total assets, at December 31, 2003 and $210,745,000, or 9.55 percent of total assets, at September 30, 2003.

        The Corporation paid a quarterly dividend of $0.165 per common share on September 16, 2004 to shareholders of record as of September 7, 2004. The quarterly dividend in the first and second quarter of 2004 was also $0.165. The quarterly dividend in each of the four quarters of 2003 was $0.165 per share. On October 27, 2004, the board of directors of First Indiana Corporation announced a nine percent increase in the Corporation’s quarterly cash dividend to $0.18 from $0.165. The dividend will be paid on December 16, 2004 to shareholders of record as of December 7, 2004. This is the 72nd consecutive quarter First Indiana has paid a cash dividend and the 13th dividend increase in as many years.

        On November 1,2004, the Corporation commenced a tender offer for up to 1,600,000 of its common shares, or approximately ten percent of its outstanding common shares, at a purchase price of $23.50 per share. The tender offer and withdrawal rights will expire at 5:00 pm, Eastern Standard Time, on or about December 13, 2004, unless extended.

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

        Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Indiana and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. First Indiana’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require First Indiana and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).

        The following table shows the Corporation’s and the Bank’s capital levels and compliance with all capital requirements at September 30, 2004, December 31 and September 30, 2003. Additionally, the Bank exceeds the capital levels set by FDICIA for a bank to be considered well-capitalized.

(Dollars in Thousands)

	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2004
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$194,372	9.67%	$ 80,408	4.00%	N/A	N/A
First Indiana Bank	172,515	8.61	80,102	4.00	$100,127	5.00%
Tier 1 Capital (to Risk-Weighted Assets)
First Indiana Corporation	$194,372	11.62%	$ 66,935	4.00%	N/A	N/A
First Indiana Bank	172,515	10.34	66,751	4.00	$100,127	6.00%
Total Capital (to Risk-Weighted Assets)
First Indiana Corporation	$237,877	14.22%	$133,870	8.00%	N/A	N/A
First Indiana Bank	193,771	11.61	133,503	8.00	$166,878	10.00%

	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$189,034	8.71%	$ 86,848	4.00%	N/A	N/A
First Indiana Bank	172,184	8.06	85,442	4.00	$106,803	5.00%
Tier 1 Capital (to Risk-Weighted Assets)
First Indiana Corporation	$189,034	10.15%	$ 74,462	4.00%	N/A	N/A
First Indiana Bank	172,184	9.29	74,113	4.00	$111,169	6.00%
Total Capital (to Risk-Weighted Assets)
First Indiana Corporation	$234,845	12.62%	$148,924	8.00%	N/A	N/A
First Indiana Bank	195,721	10.56	148,226	8.00	$185,282	10.00%

	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2003
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$189,980	8.76%	$ 86,759	4.00%	N/A	N/A
First Indiana Bank	173,500	8.03	86,393	4.00	$107,991	5.00%
Tier 1 Capital (to Risk-Weighted Assets)
First Indiana Corporation	$189,980	9.87%	$ 77,004	4.00%	N/A	N/A
First Indiana Bank	173,500	9.06	76,601	4.00	$114,901	6.00%
Total Capital (to Risk-Weighted Assets)
First Indiana Corporation	$214,457	11.14%	$154,008	8.00%	N/A	N/A
First Indiana Bank	197,852	10.33	153,201	8.00	$191,501	10.00%

       The Corporation has formed statutory trusts for the purpose of issuing trust preferred securities. These trust preferred securities are included in the Corporation’s Tier 1 capital and total capital at September 30, 2003, December 31, 2003, and September 30, 2004. In December 2003, FASB issued revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46R”) that required the deconsolidation of these statutory trusts by March 31, 2004. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve issued a proposal to allow the continued inclusion of trust preferred securities in Tier 1 capital.

Liquidity

        First Indiana Corporation is a financial holding company and has conducted substantially all of its operations through the Bank and Somerset. As a result, the ability to finance the Corporation’s activities and fund interest on its debt depends primarily upon the receipt of earnings from the Bank that it pays to the holding company in the form of dividends and other distributions. As part of the sale of Somerset, the Corporation received $4,400,000 in dividends from Somerset in the third quarter of 2004. An additional $1,005,000 in dividends and $6,000,000 in sales proceeds were paid at the completion of the sale in October, 2004. The Corporation had no significant assets other than its investment in the Bank and Somerset and a receivable of $39,998,000 due from the Bank at September 30, 2004.

        The Corporation issued subordinated debt in 2002 and 2003 to fund an acquisition and future growth and for other general corporate purposes.

        The Bank’s primary source of funds is deposits, which were $1,448,944,000 at September 30, 2004, $1,489,972,000 at December 31, 2003, and $1,517,606,000 at September 30, 2003. The Bank also relies on advances from the Federal Home Loan Bank of Indianapolis, repurchase agreements, loan payments, loan payoffs, and sale of loans as sources of funds. Although the Bank continues to rely on core deposits (retail and commercial checking and savings accounts) as its chief source of funds, the use of certificates of deposit and borrowed funds, including FHLB advances, continue to be an important component of the Bank’s liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

        The Bank’s primary use of funds is the funding of loans, which totaled $1,644,604,000 at September 30, 2004, $1,814,991,000 at December 31, 2003, and $1,825,308,000 at September 30, 2003. In addition, the Bank invests in interest-bearing instruments due from banks, federal funds sold and securities available for sale.

        First Indiana Bank maintains back up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit. Due to a return on asset performance target in the back up facilities not being met at September 30, 2004, the Bank has pledged collateral of $25,343,000 in investment securities at September 30, 2004.

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

        Based on the information and assumptions in effect at September 30, 2004, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 4.9 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 6.0 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results. Since First Indiana is in an asset-sensitive position, net interest income and net interest margin are expected to improve with rising interest rates.

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

        At September 30, 2004, First Indiana’s six-month and one-year cumulative gap stood at a positive 14.79 percent and a positive 17.24 percent of total interest-earning assets. This means that 14.79 and 17.24 percent of First Indiana’s assets will reprice within six months and one year without a corresponding repricing of funding liabilities. This compares with a positive six-month gap of 10.93 percent and a positive one-year gap of 13.54 percent at December 31, 2003.

        The following table shows First Indiana’s interest rate sensitivity at September 30, 2004 and December 31, 2003.

(Dollars in Thousands)

	Rate	Balance	Percent of Total	Within 180 Days	Over 180 Days to One Year	Over One Year to Five Years	Over Five Years
Interest-Earning Assets
Interest-Bearing Due from Banks	1.20%	$ 21,267	1.12%	$ 21,267	$ —	$ —	$ —
Federal Funds Sold	—	—	—	—	—	—	—
Securities Available for Sale	3.49	213,388	11.20	28,241	27,507	123,539	34,101
Other Investments	4.50	25,772	1.35	—	—	—	25,772
Loans (1)
Business	5.38	482,881	25.35	392,329	16,703	73,849	—
Consumer	6.33	519,535	27.27	367,169	30,667	111,908	9,791
Residential Mortgage	4.74	277,215	14.55	80,407	70,342	104,620	21,846
Single-Family Construction	5.42	185,448	9.74	185,448	—	—	—
Commercial Real Estate	5.65	179,525	9.42	142,961	2,347	23,134	11,083

	5.29	$1,905,031	100.00%	1,217,822	147,566	437,050	102,593

Interest-Bearing Liabilities
Deposits
Demand Deposits (2)	0.36	$ 180,532	12.04%	15,634	—	—	164,898
Savings Deposits (2)	0.98	472,453	31.51	416,137	1,444	11,552	43,320
Certificates of Deposit Under $100,000	3.15	273,249	18.23	93,245	62,680	117,324	—
Certificates of Deposit $100,000 or Greater	2.23	230,835	15.40	158,938	34,699	37,053	145

	1.65	1,157,069	77.18	683,954	98,823	165,929	208,363
Borrowings
Short-Term Borrowings	1.28	152,185	10.15	152,185	—	—	—
FHLB Advances	4.10	143,309	9.56	100,000	2,000	10,770	30,539
Subordinated Notes	7.28	46,627	3.11	—	—	24,435	22,192

	2.02	1,499,190	100.00%	936,139	100,823	201,134	261,094

Net - Other (3)		405,841		—	—	—	405,841

Total		$1,905,031		936,139	100,823	201,134	666,935

Rate Sensitivity Gap				$ 281,683	$ 46,743	$235,916	$(564,342)

September 30, 2004 - Cumulative Rate Sensitivity Gap				$ 281,683	$328,426	$564,342

Percent of Total Interest-Earning Assets				14.79%	17.24%	29.62%

December 31, 2003 - Cumulative Rate Sensitivity Gap				$ 224,777	$278,539	$489,295

Percent of Total Interest-Earning Assets				10.93%	13.54%	23.79%

(1)	The distribution of fixed-rate loans and mortgage-backed securities is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable-rate loans is based on the earliest repricing date for each loan. Included in loans are $132.2 million of single-family construction loans, $39.6 million of consumer loans and $40,000 of residential loans held for sale.

(2)	A portion of these deposits has been included in the Over Five Years category to reflect management’s assumption that these accounts are not rate-sensitive. This assumption is based upon the historical trends on these types of deposits experienced through periods of significant increases and decreases in interest rates with minimal changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.

(3)	Net - Other is the excess of non-interest-bearing liabilities and shareholders’ equity over non-interest-earning assets.

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

Part II Other Information

Items 1, 3, and 4 are not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        There were no equity securities of the Corporation sold by the Corporation during the period covered by the report that were not registered under the Securities Act.

ISSUER PURCHASES OF FIRST INDIANA COMMON STOCK SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)

July 1, 2004 to July 31, 2004	—	n/a	—	$7,601,000

August 1, 2004 to August 31, 2004	5,900	$18.80	5,900	$7,490,000

September 1, 2004 to September 30, 2004	—	n/a	—	$7,490,000

Total	5,900	$18.80	5,900	$7,490,000

(1)	Shares of common stock are purchased by the Corporation in the open market and held in trust for certain of the Corporation’s Directors under the Director’s Deferred Fee Plan described in the Corporation’s Proxy Statement. No shares were purchased under this plan in the third quarter of 2004. At September 30, 2004, $77,000 of outstanding common stock had been repurchased under this plan.

(2)	The Board of Directors has authorized the repurchase from time-to-time of the Corporation’s common stock as part of a continuous program which was publicly announced by a press release on April 16, 1999. As noted in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 3, 2004, the program currently provides for the repurchase of up to $10,000,000 of the Corporation’s common stock. The Board’s authorization has no expiration date. At September 30, 2004, $2,510,000 of common stock had been repurchased under this authorization.

Item 5. Other Information

Information on Forward-Looking Statements - This Quarterly Report contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans, including strategic initiatives designed to grow revenues and/or manage expenses; inaccurate or erroneous assumptions made in connection with various modeling techniques; a final determination of the taxable gain for the Somerset sale, which may impact the amount of tax relating to this sale; the ability of the Corporation to attract deposits and continue to access wholesale funding sources; declines or disruptions in the bond market; changes in the Indiana and/or national economies; the retention of key employees and customers; new litigation; losses, customer bankruptcy, claims, and assessments; and changes in accounting, tax, legislative, banking regulatory, or other regulatory policies, practices, or requirements affecting the Corporation’s business. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements is available in the Corporation’s annual report on Form 10-K for the year ended December 31, 2003, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s web site at www.sec.gov or on the Corporation’s web site at www.firstindiana.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

Item 6. Exhibits

3.1	Articles of Incorporation of First Indiana Corporation, incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of First Indiana Corporation for the year ended December 31, 2000.

3.2	Amended and Restated Bylaws of First Indiana Corporation, incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K of First Indiana Corporation for the year ended December 31, 2003.

10.1	Form of Employment Agreement with Robert H. McKinney and Marni McKinney, incorporated by reference to Exhibit 10.1 to the First Indiana Corporation Form 8-K filed October 22, 2004.

10.2	Form of Employment Agreement with Robert H. Warrington, incorporated by reference to Exhibit 10.2 to the First Indiana Corporation Form 8-K filed October 22, 2004.

10.3	Form of Employment Agreement with William J. Brunner, David L. Maraman and David A. Lindsey, incorporated by reference to Exhibit 10.3 to the First Indiana Corporation Form 8-K filed October 22, 2004.

10.4	Form of Supplemental Benefit Plan Agreement with Robert H. McKinney and Marni McKinney, incorporated by reference to Exhibit 10.4 to the First Indiana Corporation Form 8-K filed October 22, 2004.

10.5	Form of Supplemental Benefit Plan Agreement with Robert H. Warrington, incorporated by reference to Exhibit 10.5 to the First Indiana Corporation Form 8-K filed October 22, 2004.

10.6	First Indiana Corporation 2004 Executive Compensation Plan, incorporated by reference to Exhibit 10.6 to the First Indiana Corporation Form 8-K filed October 22, 2004.

10.7	Form of Revised 2003-2005 Incentive Program, incorporated by reference to Exhibit 10.7 to the First Indiana Corporation Form 8-K filed October 22, 2004.

10.8	Form of 2004-2006 Incentive Program for Robert H. Warrington, incorporated by reference to Exhibit 10.8 to the First Indiana Corporation Form 8-K filed October 22, 2004.

10.9	Form of Restricted Stock Agreement for Revised 2003-2005 Incentive Program, incorporated by reference to Exhibit 10.9 to the First Indiana Corporation Form 8-K filed October 22, 2004.

10.10	Form of Deferred Stock Agreement, incorporated by reference to Exhibit 10.10 to the First Indiana Corporation Form 8-K filed October 22, 2004.

10.11	Form of Restricted Stock Agreement for 2004-2006 Incentive Program, incorporated by reference to Exhibit 10.11 to the First Indiana Corporation Form 8-K filed October 22, 2004.

10.12	Asset Purchase Agreement dated October 25, 2004 between Somerset CPAs, P.C. and Somerset Financial Services, L.L.C., incorporated by reference to Exhibit 10.1 to the First Indiana Corporation Form 8-K filed October 26, 2004.

10.13	Asset Purchase Agreement dated September 15, 2004 between First Indiana Bank, N.A. and TierOne Bank, incorporated by reference to Exhibit 10.13 to the First Indiana Corporation Form 8-K filed November 3, 2004.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Indiana Corporation

November 15, 2004	/s/ Marni McKinney Marni McKinney Vice Chairman and Chief Executive Officer (Principal Executive Officer)

November 15, 2004	/s/ Robert H. Warrington Robert H. Warrington President and Chief Operating Officer

November 15, 2004	/s/ William J. Brunner William J. Brunner Chief Financial Officer (Principal Financial Officer)

