Form 10-K
period 2004-12-31
FIRST INDIANA CORP
filed 2005-03-11
CIK 789670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                    to

Commission File No. 0-14354

(Exact name of registrant as specified in its charter)

Indiana

(State of Incorporation)

35-1692825

(IRS Employer Identification No.)

135 N. Pennsylvania St.

Indianapolis, Indiana

(Address of principal executive offices)

46204

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

State the aggregate market value of the common stock held by non-affiliates of the registrant: $247.4 million as of June 30, 2004.

On February 15, 2005, the registrant had 14,038,031 shares of common stock outstanding, $0.01 par value.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2005 Annual Meeting of Shareholders (Part III).

FIRST INDIANA CORPORATION

Form 10-K

FINANCIAL REVIEW

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s current expectations, but actual results may differ materially due to various factors. Forward-looking statements by their nature are subject to assumptions, risks, and uncertainties. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: changes in interest rates; failure of the Indiana and/or national economies to continue to improve, which could materially impact credit quality and the ability to generate acceptable loans; failure to attract and retain a sufficient amount of deposits and/or failure to receive a sufficient amount of Federal Home Loan Bank advances, which could adversely impact the ability to meet customer and regulatory demands for liquidity; failure to achieve sufficient net income, which could adversely impact the ability to declare and/or pay dividends; declines or disruptions in the stock or bond markets; delay in or inability to execute strategic initiatives designed to grow revenues and/or reduce expenses; inaccurate or erroneous assumptions made in connection with various modeling techniques, which could adversely impact pricing on deposits and loans and the ability to generate adequate net interest margins; the retention of key employees and customers; new legal obligations or restrictions; and changes in accounting, tax, or regulatory practices or requirements. For additional information about the factors that affect First Indiana’s business, please see the periodic filings with the Securities and Exchange Commission. The fact that there are various risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. First Indiana undertakes no duty to update forward-looking statements.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Data)	2004	2003	2002	2001	2000
Year-End Balance Sheet Data
Total Assets	$1,898,263	$2,193,137	$2,125,590	$2,046,657	$2,085,997
Investment Securities	243,296	240,410	161,320	170,354	180,375
Loans	1,500,190	1,814,991	1,837,633	1,756,486	1,784,475
Commercial	700,528	886,144	860,159	788,872	570,059
Consumer	520,611	612,025	666,150	675,111	748,291
Residential Mortgage	279,051	316,822	311,324	292,503	466,125
Deposits	1,370,697	1,489,972	1,339,204	1,379,478	1,399,983
Non-Interest-Bearing Demand	265,203	235,811	180,389	165,023	123,836
Interest-Bearing Demand	189,911	217,353	179,751	140,175	115,651
Savings	463,679	400,804	398,752	447,832	375,331
Certificates of Deposit	451,904	636,004	580,312	626,448	785,165
Short-Term Borrowings	162,208	147,074	170,956	121,082	117,725
Federal Home Loan Bank Advances	114,499	265,488	346,532	296,647	336,754
Subordinated Notes	46,657	46,534	12,169	—	—
Shareholders’ Equity	172,143	208,894	221,211	209,031	198,812
Selected Operations Data
Net Interest Income	$69,441	$76,900	$73,780	$74,049	$77,768
Provision for Loan Losses	11,550	38,974	20,756	15,228	9,756
Non-Interest Income	40,435	37,663	36,038	34,403	23,586
Non-Interest Expense	71,478	72,757	56,475	61,691	51,547
Earnings from Continuing Operations, Net of Taxes	17,183	1,952	20,829	19,728	24,947
Earnings (Loss) from Discontinued Operations, Net of Taxes	(2,505)	577	351	281	(130)
Net Earnings	14,678	2,529	21,180	20,009	24,817
Basic Earnings (Loss) Per Share
Earnings from Continuing Operations, Net of Taxes	1.10	0.12	1.34	1.27	1.59
Earnings (Loss) from Discontinued Operations, Net of Taxes	(0.16)	0.04	0.02	0.02	(0.01)

Basic Net Earnings Per Share	0.94	0.16	1.36	1.29	1.58

Diluted Earnings Per Share
Earnings from Continuing Operations, Net of Taxes	1.09	0.12	1.32	1.23	1.56
Earnings (Loss) from Discontinued Operations, Net of Taxes	(0.16)	0.04	0.02	0.02	(0.01)

Diluted Net Earnings Per Share	0.93	0.16	1.34	1.25	1.55

Dividends Declared Per Common Share	0.675	0.660	0.640	0.512	0.448
Selected Ratios
Net Interest Margin	3.55%	3.69%	3.73%	3.69%	3.90%
Return on Average Total Assets	0.71	0.11	1.02	0.95	1.20
Return on Average Shareholders’ Equity	6.94	1.15	9.66	9.60	13.28
Average Shareholders’ Equity to Average
Total Assets	10.19	9.91	10.51	9.89	9.04
Dividend Payout Ratio	71.81	412.50	47.06	39.69	28.35
Selected Value
Book Value Per Share	$12.28	$13.44	$14.32	$13.54	$12.77
Average Common Shares Outstanding
Basic	15,587,541	15,570,508	15,537,186	15,569,956	15,716,234
Diluted	15,788,362	15,720,691	15,809,380	15,998,976	15,997,179

OVERVIEW

First Indiana Corporation (“First Indiana” or the “Corporation”) is the holding company for First Indiana Bank, N.A. (the “Bank”), the largest commercial bank headquartered in Indianapolis. First Indiana Bank is a community bank offering a full range of banking services in central Indiana. The Bank attracts deposits and originates commercial and consumer loans and offers cash management and trust / investment advisory services through 31 banking centers. Additionally, the Bank originates home equity loans on a national basis through a network of agents and brokers. These loans are primarily sold to investors.

In October 2004, First Indiana sold substantially all the assets of Somerset Financial Services, LLC (“Somerset Financial”), an accounting and consulting firm. Somerset Financial’s results of operations are reported as discontinued operations, and the results of operations and cash flows have been removed from the Corporation’s results of continuing operations for all periods presented in the Consolidated Statements of Earnings, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements. Likewise, the assets and liabilities of Somerset Financial have been reclassified to assets and liabilities of discontinued operations on the Consolidated Balance Sheets.

The Corporation’s success is largely dependent on its ability to manage credit risk and interest rate risk. Making loans is an essential element of the Bank’s business, and there is a risk that loans will not be repaid. The risk of loss on a loan is affected by a number of factors, including credit risks of a particular borrower; changes in economic or industry conditions; the duration of the loan; and, in the case of a collateralized loan, uncertainties about the future value of the collateral. An economic downturn could contribute to deterioration in the quality of the loan portfolio. Loans made up 79 percent of the Corporation’s assets at year-end 2004. If an economic downturn occurs in the economy as a whole, or in Indiana where First Indiana has approximately 61 percent of its loans, borrowers may be unable to repay their loans as scheduled and the value of real estate or other collateral that may secure the loans could be adversely affected.

Interest rate risk is defined as the exposure of net interest income, net earnings, and equity to changes in interest rates. First Indiana manages risk from changes in market interest rates, in part, by controlling the mix of interest rate-sensitive assets and interest rate-sensitive liabilities. Because the Corporation is currently in an asset-sensitive position (where assets reprice faster than liabilities), recent rate increases by the Federal Reserve Board have begun to be reflected in an improving net interest margin.

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

In 2004, the Corporation focused on improving credit quality, reducing costs and repositioning the balance sheet, positioning the company for expansion in 2005 and beyond. In the area of credit quality, non-performing assets at December 31, 2004 and net loan charge-offs in 2004 were down from comparable measures in 2003. The cost reduction plan announced in the third quarter of 2004 is expected to result in improved pre-tax earnings of approximately $4,000,000 annually. In October, the Corporation sold the assets of Somerset Financial Services, LLC and in November completed the sale of the non-Indiana construction loan offices. In December, the Corporation completed a tender offer and repurchased approximately 11 percent of its outstanding shares. Potential opportunities for revenue growth in 2005 include interest rate increases, increased asset demand by purchasers of consumer finance bank loans, and increased commercial loan and deposit demand resulting from a recovery in the economy. The risks and challenges that management sees to improved profitability in 2005 include attracting loans in the Bank’s marketplace; managing credit risk; yield compression as competition for loan growth intensifies; price and sales competition for deposits; controlling non-interest expense; and profitably deploying the Bank’s resources.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at the level deemed adequate to cover losses inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The determination of the adequacy of the allowance for loan losses is based on projections and estimates concerning portfolio trends and credit losses, national and local economic trends, portfolio management, the assessment of credit risk of performing and non-performing loans, and qualitative management factors. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes to one or more of the above-noted risk factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance and may require the Corporation to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is included in the community bank segment.

Loan Servicing Rights

As of December 31, 2004, First Indiana serviced for others a $320,994,000 portfolio of consumer and mortgage loans and has capitalized the associated servicing rights on the majority of these loans. Loan servicing rights represent the present value of the estimated future servicing fees to be collected from the loans serviced for others. The Corporation accounts for loan servicing rights under the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Consumer loan servicing rights are stratified based on lien position and year of origination. Mortgage loan servicing rights are stratified based on loan type (fixed or adjustable rate), investor type (FHLMC, GNMA, private), term, and note rate. Fair values for individual strata are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment rates, servicing cost, ancillary servicing income, conversion costs, float and escrow earnings, delinquency rates, and other factors, which are subject to change over time. Changes in these underlying assumptions could cause the estimated fair value of loan servicing rights, and the related valuation allowance, to change significantly in the future. The most significant assumptions in the determination of fair value are prepayment speeds and the discount rate. The value of loan servicing rights is significantly affected by interest rates available in the market which influence loan prepayment speeds. Generally, during periods of declining interest rates, the value of loan servicing rights declines due to increasing prepayments attributable to increased refinance activity. Conversely, during periods of rising interest rates, the value of loan servicing rights generally increases due to lower prepayments. All loans have been sold servicing released since the second quarter of 2004 and the Bank expects to continue this practice resulting in a declining servicing rights asset. Capitalized loan servicing rights are included in the consumer finance bank segment.

Goodwill

The Corporation accounts for goodwill under the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment at least annually. Assets and liabilities, including goodwill, are assigned to reporting units. Reporting units with assigned goodwill are corporate banking and retail banking. Goodwill formerly assigned to Somerset Financial was reclassified to Assets of Discontinued Operations and later included as part of the October 2004 asset sale. Impairment tests indicated that the fair value of each reporting unit with assigned goodwill exceeded its recorded investment (thus goodwill was not impaired). Risk factors considered in determining reporting unit fair value include future loan and deposit originations (and related revenues generated from this activity), future fee revenues and costs associated with the services provided by each reporting unit, and the continued commitment of Corporation resources to each reporting unit. Future tests for impairment will also use this method. Should any of these risk factors change, the fair value of a reporting unit could deteriorate, resulting in goodwill impairment. Goodwill is included in the community bank segment.

Valuation Allowance for Deferred Taxes

The Corporation accounts for deferred income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

STATEMENT OF EARNINGS ANALYSIS

Earnings Summary

First Indiana reported net income of $14,678,000, or $0.93 per diluted share, in 2004, compared with earnings of $2,529,000, or $0.16 per diluted share, in 2003. Net income in 2002 was $21,180,000, or $1.34 per diluted share. Earnings in 2004 improved over earnings for 2003 largely due to a decrease of $27,424,000 in the provision for loan losses. Credit quality improved in 2004 with non-performing assets decreasing to $21,445,000 at December 31, 2004, from $38,882,000 at December 31, 2003, and $51,756,000 at December 31, 2002. Net charge-offs of loans totaled $11,575,000 in 2004, compared to $31,513,000 in 2003 and $13,422,000 in 2002. Earnings in 2003 were affected by an increase of $18,218,000 in the provision for loan losses over 2002. The increase in the provision for loan losses in 2003 reflects an increased level of charge-offs, results from the findings of an independent evaluation of the commercial loan portfolio, the continued evaluation of risks in the portfolio at that time, and the Bank’s revised approach for calculating the allowance for loan losses. Earnings in 2002 were affected by an increase of $5,528,000 in the provision for loan losses over 2001 due to increased levels of non-performing loans and charge-offs and the uncertainty of the economic environment in Indiana.

In October 2004, First Indiana sold substantially all the assets of Somerset Financial. Somerset Financial’s results of operations are reported as discontinued operations. Earnings from continuing operations, net of taxes, were $17,183,000, or $1.09 per diluted share, in 2004 compared with $1,952,000, or $0.12 per diluted share, in 2003. Earnings from continuing operations, net of taxes in 2002 were $20,829,000, or $1.32 per diluted share. Loss from discontinued operations, net of taxes, was $2,505,000, or a loss of $0.16 per diluted share, in 2004 compared with earnings from discontinued operations, net of taxes of $577,000, or $0.04 per diluted share, in 2003. Earnings from discontinued operations, net of taxes in 2002 were $351,000, or $0.02 per diluted share.

Net Interest Income

Net interest income was $69,441,000 in 2004, compared with $76,900,000 in 2003 and $73,780,000 in 2002. Earning assets averaged $1,955,281,000 in 2004, compared with $2,083,300,000 in 2003 and $1,976,936,000 in 2002. The decrease in 2004 average earning assets (compared to average earning assets in 2003) primarily consists of reductions in business and consumer loans. Additionally, the sale of the non-Indiana construction loan offices in November 2004, which included approximately $134,373,000 in construction loans outstanding, reduced average earning assets approximately $22,000,000 for the year. The acquisition of MetroBanCorp in January 2003 added approximately $126,685,000 in earning assets. Net interest margin is calculated as the percentage of net interest income to average earning assets. Net interest margin was 3.55 percent in 2004, compared to 3.69 percent in 2003 and 3.73 percent in 2002. For the fourth quarter of 2004, net interest margin was at 3.66 percent, compared to 3.69 percent for the third quarter and 3.37 percent for the second quarter of 2004. While the recent rate increases by the Federal Reserve Board are beginning to be reflected in net interest margin, the liquidity created by the sale of the non-Indiana construction loan offices depressed the fourth quarter margin ratio by approximately 10 basis points due to the unusually high level of short-term investments. Yields on consumer and residential mortgage loans fell in 2004, as well as 2003, due to continued prepayments and repricing of higher coupon loans. Historically low interest rates compressed net interest margin and net interest income in 2003 and 2002, as deposit rates were unable to fully absorb reductions in market interest rates over those years. Since First Indiana continues to be positioned to benefit from increasing rates, improvement in net interest margin is likely if market interest rates continue to increase. See “Asset/Liability Management” for a more detailed discussion of the Corporation’s management of interest rate risk.

Net interest margin consists of two components: interest rate spread and the contribution of interest-free funds (primarily non-interest-bearing demand deposits and shareholders’ equity). Interest rate spread is the difference between the yield on total earning assets and the cost of total interest-bearing liabilities. The interest rate spread for 2004 was 3.17 percent, compared with 3.36 percent in 2003 and 3.25 percent in 2002. The contribution of interest-free funds to net interest margin varies depending on the level of interest-free funds and the level of interest rates. Interest-free funds averaged $368,428,000, or 18.8 percent of earning assets, in 2004, $334,547,000, or 16.1 percent of earning assets, in 2003, and $306,678,000, or 15.5 percent of earning assets in 2002. Interest-free funds provided 38 basis points to the margin in 2004, compared with 33 basis points in 2003 and 48 basis points in 2002. Although the contribution from interest-free funds improved in 2004, net interest margin declined due to the decline in interest rate spread. The decline in yields on consumer and residential mortgage loans in 2004 discussed above, as well as declines in the yield on securities available for sale, are the principle reasons for this narrowing of interest rate spread.

Net Interest Margin

(Dollars in Thousands)	2004			2003			2002
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$29,200	$389	1.33%	$5,014	$61	1.21%	$—	$—	—%
Federal Funds Sold	—	—	—	227	3	1.18	1,412	20	1.41
Securities Available for Sale	215,159	7,869	3.66	177,898	8,035	4.52	145,172	8,501	5.86
Other Investments	25,573	1,170	4.57	24,194	1,252	5.18	22,523	1,367	6.07
Loans (1)
Business	491,490	25,577	5.20	562,138	28,716	5.11	478,151	26,889	5.62
Consumer	554,570	34,177	6.16	648,890	42,448	6.54	678,640	50,197	7.40
Residential Mortgage	296,232	14,113	4.76	299,519	15,563	5.20	293,316	18,683	6.37
Single-Family Construction	166,416	8,111	4.87	204,068	9,333	4.57	223,567	11,795	5.28
Commercial Real Estate	176,641	10,238	5.80	161,352	8,919	5.53	134,155	8,475	6.32

Total Loans	1,685,349	92,216	5.47	1,875,967	104,979	5.60	1,807,829	116,039	6.42

Total Earning Assets	1,955,281	101,644	5.20	2,083,300	114,330	5.49	1,976,936	125,927	6.37
Other Assets	119,780			134,446			107,356

Total Assets	$2,075,061			$2,217,746			$2,084,292

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand Deposits	$185,050	$635	0.34%	$210,922	$1,096	0.52%	$162,822	$1,319	0.81%
Savings Deposits	472,006	3,977	0.84	423,401	3,076	0.73	418,224	5,582	1.33
Certificates of Deposit	565,940	15,821	2.80	697,478	20,992	3.01	658,934	30,075	4.56

Total Interest-Bearing Deposits	1,222,996	20,433	1.67	1,331,801	25,164	1.89	1,239,980	36,976	2.98
Short-Term Borrowings	128,676	1,521	1.18	132,886	1,390	1.05	126,501	2,059	1.63
Federal Home Loan Bank Advances	188,581	6,880	3.65	262,666	9,360	3.56	301,710	12,962	4.30
Subordinated Notes	46,600	3,369	7.23	21,400	1,516	7.08	2,067	150	7.26

Total Interest-Bearing Liabilities	1,586,853	32,203	2.03	1,748,753	37,430	2.13	1,670,258	52,147	3.12
Non-Interest-Bearing Demand Deposits	241,941			209,126			154,148
Other Liabilities	34,723			40,122			40,738
Shareholders’ Equity	211,544			219,745			219,148

Total Liabilities and Shareholders’ Equity	$2,075,061			$2,217,746			$2,084,292

Net Interest Income/Spread		$69,441	3.17%		$76,900	3.36%		$73,780	3.25%

Net Interest Margin			3.55%			3.69%			3.73%

(1)	Included in loans are loans held for sale totaling $43.5 million, $68.6 million, and $50.1 million in 2004, 2003, and 2002, respectively, and non-accrual loans.

The following table shows the impact on net interest income of changes in interest rates and volume of the Corporation’s assets and liabilities. The change in interest not due solely to rate or volume has been allocated in proportion to the absolute dollar amounts of the change in each.

(Dollars in Thousands)	2004 Compared with 2003			2003 Compared with 2002
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest Income
Interest-Bearing Deposits	$7	$321	$328	$—	$61	$61
Federal Funds Sold	—	(3)	(3)	(3)	(14)	(17)
Securities Available for Sale	(1,681)	1,515	(166)	(2,165)	1,699	(466)
Other Investments	(151)	69	(82)	(211)	96	(115)
Loans	(2,290)	(10,473)	(12,763)	(15,307)	4,247	(11,060)

	(4,115)	(8,571)	(12,686)	(17,686)	6,089	(11,597)

Interest Expense
Interest-Bearing Deposits
Demand Deposits	(339)	(122)	(461)	(550)	327	(223)
Savings Deposits	524	377	901	(2,574)	68	(2,506)
Certificates of Deposit	(1,417)	(3,754)	(5,171)	(10,754)	1,671	(9,083)
Short-Term Borrowings	176	(45)	131	(768)	99	(669)
FHLB Advances	217	(2,697)	(2,480)	(2,048)	(1,554)	(3,602)
Subordinated Notes	32	1,821	1,853	(4)	1,370	1,366

	(807)	(4,420)	(5,227)	(16,698)	1,981	(14,717)

Net Interest Income	$(3,308)	$(4,151)	$(7,459)	$(988)	$4,108	$3,120

Non-Interest Income

The following table shows First Indiana’s non-interest income for the past three years.

(Dollars in Thousands)	Years Ended December 31
		Increase (Decrease)			Increase (Decrease)
	2004	Amount	Percent	2003	Amount	Percent	2002
Deposit Charges	$17,246	$351	2.1%	$16,895	$1,932	12.9%	$14,963
Loan Servicing Income (Expense)	(236)	1,843	88.6	(2,079)	(2,492)	(603.4)	413
Loan Fees	3,039	429	16.4	2,610	(113)	(4.1)	2,723
Trust Fees	3,584	556	18.4	3,028	414	15.8	2,614
Investment Product Sales Commissions	1,704	(13)	(0.8)	1,717	(1,009)	(37.0)	2,726
Sale of Loans	11,538	716	6.6	10,822	2,391	28.4	8,431
Net Investment Securities Gain (Loss)	(19)	(26)	(371.4)	7	(305)	(97.8)	312
Other	3,579	(1,084)	(23.2)	4,663	807	20.9	3,856

	$40,435	$2,772	7.4%	$37,663	$1,625	4.5%	$36,038

Non-interest income totaled $40,435,000 in 2004, compared with $37,663,000 in 2003 and $36,038,000 in 2002. Included in non-interest income for the twelve months ended December 31, 2003, was $1,149,000 resulting from the acquisition of MetroBanCorp in January 2003.

Deposit charges in 2004 increased 2.1 percent to $17,246,000 following a 12.9 percent increase to $16,895,000 in 2003. Growth in deposit charges in 2004 consists of growth in returned check fees and debit card fees partially offset by a decrease in account analysis fees from business demand accounts. Included in deposit charges for the twelve months ended December 31, 2003, was $1,075,000 resulting from the acquisition of MetroBanCorp. The remaining growth in deposit charges in 2003 was in overdraft protection fees, account analysis fees from business demand accounts, and debit card fees.

Loan servicing expense was $236,000 in 2004, compared with expense of $2,079,000 in 2003 and income of $413,000 in 2002. Loan servicing income consists of three related elements: fees received from servicing residential mortgage and home equity loans, amortization of capitalized servicing right assets, and changes in the valuation allowance on servicing right assets. In addition, in connection with the sale of the out-of-state construction loans in November 2004, First Indiana is temporarily servicing these loans. Residential and home equity loans serviced for others were $320,994,000 at December 31, 2004, compared with $432,920,000 at December 31, 2003, and $622,980,000 at December 31, 2002. All loans have been sold servicing released since the second quarter of 2004 and the Bank expects to continue this practice. Therefore, loans serviced for others will continue to decrease due to scheduled payments, as well as prepayment activity. Rapid repayments accelerated the amortization of loan servicing rights and increased valuation impairment charges in 2004 and 2003. In addition, fees collected from servicing loans were reduced in 2004 and 2003 due to the lower loan volume. Valuation impairment charges in 2004 totaled $376,000, compared to $2,386,000 in 2003 and $457,000 in 2002. The valuation impairment loss in 2003 reflects high prepayments and adjustments to certain assumptions used in determining the estimated market value of the loan servicing rights portfolio. Additional information relating to loan servicing rights can be found in Note 3 of the Notes to the Consolidated Financial Statements.

Loan fees were $3,039,000 in 2004, compared with $2,610,000 in 2003 and $2,723,000 in 2002. Of the $429,000 loan fee increase in 2004 from 2003, $282,000 consists of additional standby letter of credit fees that were initially deferred under Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). Upon adoption of FIN 45 in 2003, these deferred fees were accreted into income over the lives of the underlying letters of credit rather than immediately recognized as was formerly done. As a result, letter of credit fee income was lower in 2003 during the transition to this new recognition method. The remaining increase in loan fees in 2004 when compared to 2003 and 2002 reflects modest growth in income-producing activities in business lending partially offset by decreases in single-family construction loan fee income caused by the sale of the non-Indiana construction loan offices in November 2004.

Assets under management by FirstTrust Indiana, the Bank’s investment advisory and trust division, were $961,450,000, $867,700,000, and $658,357,000 at year-end 2004, 2003, and 2002, respectively. Trust fees in 2004 were $3,584,000, compared with $3,028,000 in 2003 and $2,614,000 in 2002. The increase in trust fees and assets under management by FirstTrust for 2004 compared with the same periods of 2003 and 2002, was mainly the result of successful efforts in developing new investment management relationships, as well as large additions to existing relationships.

Investment and insurance product sales commissions generated by First Indiana Investor Services, Inc., the Bank’s investment products and insurance sales subsidiary, ended the year with total fees down slightly compared with the prior year. Fees were $1,704,000 in 2004, compared with $1,717,000 in 2003 and $2,726,000 in 2002. In the fourth quarter of 2004, annuity sales revenues declined due to the elimination of the existing sales channel. A revised format for delivering investment and insurance products is being introduced in 2005. Fees fell in 2003 when compared with fees in 2002, largely due to the lower interest rate environment, which caused the Bank’s insurance carriers to discontinue or offer less attractive products. Commission revenue also fell due to lower commission rates received on new product sales.

Gain on the sale of loans in 2004 was $11,538,000, an increase of $716,000 or 6.6 percent over comparable revenues in 2003 of $10,822,000 and an increase of $3,107,000 or 36.9 percent over comparable revenues in 2002 of $8,431,000. The sale of the non-Indiana construction loan offices resulted in a net gain of $958,000 in 2004 which is included in the total gain reported. Consumer loan sales revenue in 2004 decreased $330,000 from revenue in 2003 primarily due to a lower volume of consumer loan sales. Consumer loans sold were $339,595,000 in 2004, compared with $344,638,000 in 2003 and $269,534,000 in 2002. The increase in 2003 gains on sale of loans when compared to gains in 2002 reflected the 27.9 percent increase in consumer loan sales. Sales of variable rate home equity lines of credit (“HELOCs”) grew to $169,251,000 (49.8 percent of consumer loan sales) in 2004 compared with sales of $160,788,000 (46.7 percent of consumer loan sales) in 2003 and sales of $40,158,000 (14.9 percent of consumer loan sales) in 2002. The shift from originations and sales of fixed rate home equity loans to HELOCs reflects the market’s growing preference for this type of product. HELOCs offer an attractive prime-based interest rate, the ability to draw down or pay back principal at any time during the term of the loan, and the option of an interest-only monthly payment. Residential loans sold were $6,481,000 in 2004, compared with $1,439,000 in 2003 and $314,000 in 2002.

Included in net investment securities losses in 2004 were impairment losses of $299,000 related to the Bank’s holdings of Fannie Mae and Freddie Mac preferred stock.

Other non-interest income in 2004 was $3,579,000, compared with $4,663,000 in 2003 and $3,856,000 in 2002. Customer fee revenue included in other non-interest income decreased $458,000 in 2004 from 2003 primarily due to a slow-down in prepayment activity in consumer loans, both owned by the Bank and serviced for others. Broker loan fees decreased $266,000 in 2004 due to a slow-down in refinancing activity. Included in 2003 other non-interest income was a one-time gain of $309,000 on the disposition of a key-man life insurance policy.

Non-Interest Expense

The following table shows First Indiana’s non-interest expense for the past three years.

(Dollars in Thousands)	Years Ended December 31
		Increase (Decrease)			Increase (Decrease)
	2004	Amount	Percent	2003	Amount	Percent	2002
Salaries	$31,170	$(1,526)	(4.7)%	$32,696	$9,046	38.2%	$23,650
Benefits	9,138	1,233	15.6	7,905	1,569	24.8	6,336
Net Occupancy	4,088	(8)	(0.2)	4,096	743	22.2	3,353
Equipment	5,997	(314)	(5.0)	6,311	686	12.2	5,625
Professional Services	5,182	(751)	(12.7)	5,933	1,190	25.1	4,743
Marketing	2,139	(359)	(14.4)	2,498	283	12.8	2,215
Telephone, Supplies, and Postage	3,475	(294)	(7.8)	3,769	791	26.6	2,978
Other Intangible Asset Amortization	718	(18)	(2.4)	736	736	—	—
Other Real Estate Owned Operations – Net	1,215	524	75.8	691	547	379.9	144
Deposit Insurance	221	(15)	(6.4)	236	(6)	(2.5)	242
Miscellaneous	8,135	249	3.2	7,886	697	9.7	7,189

	$71,478	$(1,279)	(1.8)%	$72,757	$16,282	28.8%	$56,475

Non-interest expense in 2004 was $71,478,000, compared with $72,757,000 in 2003. Salary expense in 2004 decreased $1,526,000 or 4.7 percent from salary expense in 2003. Included in 2004 salary expense was severance expense of $932,000 associated with the cost reduction plan implemented in the third quarter of 2004. Included in 2003 salary expense was a $1,053,000 increase in salary expense resulting from an adjustment in the accrual for salaries and $1,387,000 for expenses associated with the retirement of the Bank’s president and chief executive officer. Employee benefits in 2004 increased $1,233,000 or 15.6 percent over comparable expense in 2003 and is explained by higher group medical insurance premiums, increased defined benefit pension plan expense and higher payroll taxes. The Corporation had 594 full time equivalent employees at year-end 2004, compared with 685 full time equivalent employees at the end of 2003. Equipment expense in 2004 was $314,000 lower than equipment expense in 2003. This decrease primarily reflects one-time expenses incurred in 2003 for the merger with MetroBanCorp. Professional services expense in 2004 decreased 12.7 percent or $751,000 from comparable expense in 2003. During 2003, First Indiana incurred higher legal expenses associated with loan delinquencies and foreclosures and executive search service fees. Marketing and telephone, supplies and postage expenses in 2004 were lower than comparable expenses in 2003 primarily due to cost reduction efforts during 2004. Net expense on other real estate owned operations in 2004 increased $524,000 over the comparable expense in 2003. In the third quarter of 2004, First Indiana expensed $1,128,000 as a fair value adjustment on a group of other real estate owned (“OREO”) properties associated with one credit relationship. These expenses were partially offset by lower OREO maintenance, taxes, and other operating expenses in 2004. Miscellaneous expense in 2004 increased $249,000 or 3.2 percent over miscellaneous expense in 2003, primarily due to increased insurance and surety bond premiums.

Included in non-interest expense for the twelve months ended December 31, 2003 was $4,685,000 from the MetroBanCorp acquisition. Of these expenses, approximately $320,000 were directly associated with the integration of MetroBanCorp. Salary expense was $32,696,000 in 2003, compared with $23,650,000 in 2002. Included in 2003 salary expense was a $1,053,000 increase in salary expense resulting from an adjustment in the accrual for salaries and $1,387,000 for expenses associated with the retirement of the Bank’s president and chief executive officer. Management incentive bonus expense, although accrued at a reduced rate in 2003, was higher than in 2002, when previously accrued incentive awards totaling $1,828,000 were reversed. The MetroBank staff and staffing increases in the community bank and consumer finance bank segments and normal salary increases in 2003 account for the remainder of the salary expense increase when compared with 2002. Employee benefits in 2003 increased $1,569,000, or 24.8 percent, due to the staffing increases mentioned above, increased medical insurance premiums, and higher pension expense. Expense categories reflecting the increased 2003 operating expenses of the expanded branch network from the MetroBank merger as well as normal expense increases were net occupancy, equipment, and telephone, supplies, and postage expense. Marketing expense increased 12.8 percent over 2002 expense. In 2002, marketing expense was reduced as part of an overall expense control effort. Professional services expense in 2003 increased 25.1 percent over 2002 expense due to increased legal and other professional expenses associated with loan delinquencies and foreclosures and executive search services. Other intangible asset amortization commenced in 2003 reflecting the establishment and amortization of a core deposit intangible and non-compete agreement intangible related to the purchase of MetroBanCorp.

Income Tax Expense

The following table shows the Corporation’s earnings from continuing operations; as well as applicable income taxes and effective tax rates for each of the past three years.

(Dollars in Thousands)	2004	2003	2002
Earnings from Continuing Operations	$26,848	$2,832	$32,587
Income Taxes	9,665	880	11,758
Effective Tax Rate	36.0%	31.1%	36.1%

In connection with the decrease in 2003 earnings and the Corporation’s state tax profile, First Indiana had a loss for state income tax purposes for 2003 resulting in a decrease in the effective tax rate for that year. Additional data on income taxes can be found in Note 12 of the Notes to Consolidated Financial Statements.

Discontinued Operations

On October 25, 2004, First Indiana Corporation sold substantially all the assets of Somerset Financial Services, LLC to Somerset CPAs, P.C. Somerset Financial Services, LLC, is a subsidiary of the Corporation and represented a majority of the operations of The Somerset Group, Inc., which was acquired by the Corporation in September 2000. Somerset CPAs was formed by a management group from Somerset Financial and assumed substantially all the liabilities of Somerset Financial. The sales price was $6,000,000 excluding $5,405,000 of existing cash at Somerset Financial which was paid to the Corporation as a distribution before the sale. First Indiana Bank provided the buyers a loan of $6,000,000 to fund the purchase price. Subsequently, the Bank participated $5,500,000 of the loan to a third-party financial institution. Somerset Financial’s results of operations are reported as discontinued operations, and the results of operations and cash flows have been removed from the Corporation’s results of continuing operations for all periods presented in the Consolidated Statements of Earnings, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements. Likewise, the assets and liabilities of Somerset Financial have been reclassified to assets and liabilities of discontinued operations on the Consolidated Balance Sheets. Prior to the announced sale, Somerset Financial Services, LLC was included in the Somerset Financial operating segment.

Loss from discontinued operations, net of taxes, was $2,505,000, or a loss of $0.16 per diluted share, in 2004 compared with earnings from discontinued operations, net of taxes, of $577,000, or $0.04 per diluted share, in 2003. Earnings from discontinued operations, net of taxes in 2002 were $351,000, or $0.02 per diluted share. The 2004 pre-tax loss from discontinued operations of $1,090,000 includes a goodwill impairment loss of $1,852,000 and $300,000 in costs incurred to sell the business. The sale resulted in a taxable gain and no tax benefit was accrued for the goodwill impairment or the costs to sell the business. Tax expense of $981,000 was recorded in connection with the sale.

FINANCIAL CONDITION

First Indiana’s total assets at December 31, 2004, were $1,898,263,000, compared with $2,193,137,000 at December 31, 2003, and $2,125,590,000 at December 31, 2002. Total assets at year-end 2004 decreased $294,874,000 from total assets at year-end 2003. The sale of the non-Indiana construction loan offices in 2004 reduced total assets approximately $134,373,000. The remainder of this decrease consists of decreases in business, consumer and residential mortgage loans. An expected outcome of the initiatives undertaken in 2004 to improve credit quality and reduce risk was a reduction in the loan portfolio. The acquisition of MetroBanCorp in January 2003 added approximately $196,000,000 to total assets. This increase in assets was partially offset by the use of cash for the acquisition as well as by prepayment activity in consumer loans.

Loans

Loan Portfolio Composition. The following table sets forth information concerning the composition of the Bank’s loan portfolio in dollar amounts and in percentages by type of loan.

(Dollars in Thousands)	At December 31
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Loans
Business Loans	$466,703	31.1%	$515,316	28.4%	$501,213	27.3%	$443,461	25.2%	$263,750	14.8%
Single-Family Construction Loans	58,680	3.9	192,450	10.6	212,772	11.6	224,926	12.8	207,569	11.6
Commercial Real Estate Loans	175,145	11.7	178,378	9.8	146,174	8.0	120,485	6.9	98,740	5.5
Consumer Loans
Home Equity Loans	505,702	33.7	591,565	32.6	654,930	35.6	664,692	37.8	737,371	41.4
Other Consumer Loans	14,909	1.0	20,460	1.1	11,220	0.6	10,419	0.6	10,920	0.6
Residential Mortgage Loans	279,051	18.6	316,822	17.5	311,324	16.9	292,503	16.7	466,125	26.1

Total Loans	$1,500,190	100.0%	$1,814,991	100.0%	$1,837,633	100.0%	$1,756,486	100.0%	$1,784,475	100.0%

Commercial Loans. The Bank offers a variety of commercial loans, including business loans, single-family construction loans, and commercial real estate loans. Business loans decreased $48,613,000 from $515,316,000 at December 31, 2003 to $466,703,000 at December 31, 2004. The primary reason for this decrease was an increased focus on underwriting and portfolio risk management. Management believes that it has identified and adequately reserved for known credit risks in the portfolio. While the Bank anticipates some additional runoff of riskier loans in 2005, it has begun to concentrate its efforts on business development and expects a modest expansion of the business loan portfolio in 2005.

The majority of business loans include loans to small and middle-market companies in central Indiana. Business loans as a percentage of total loans have grown from 14.8 percent in 2000 to 31.1 percent in 2004. Strategies for 2005 and beyond call for continued growth in this market segment, as well as an overall increase in the market share of the Indianapolis area.

The majority of First Indiana’s business loans have variable rates, which provide immediate adjustments when interest rate changes occur. This portfolio of loans is widely diversified with loans to companies in a variety of industries, including distribution, manufacturing, transportation, finance, and various services. The Bank had 13.3 percent of business loan commitments to a single industry group (specialty finance) at December 31, 2004. The next highest industry group concentration was 6.5 percent of business loan commitments (mortgage bankers). At December 31, 2004, the Bank had 116 loan relationships with commitments over $1,000,000.

Single-family construction loans are made both to builders and to individuals. In November 2004, First Indiana sold a portion of its active residential construction loan business to TierOne Bank in Lincoln, Nebraska. The transaction included $134,373,000 of outstanding residential construction loans with total commitments of $ 264,477,000 and the construction loan offices in Phoenix, Arizona; Orlando, Florida; and Charlotte and Raleigh, North Carolina. The Bank continues to originate construction loans through its lending office in Indianapolis, Indiana. These loans have terms ranging from six months to one year. At December 31, 2004 and 2003, the Bank’s construction loans outstanding equaled $58,680,000 and $192,450,000, respectively.

Commercial real estate loans were $175,145,000 at December 31, 2004, compared with $178,378,000 one year earlier. Included in commercial real estate loans at December 31, 2004 and 2003, were $73,610,000 and $83,247,000, respectively, in land development loans, which are for the acquisition and development of building lots for single-family housing units in the metropolitan areas of Indianapolis, Charlotte, Raleigh, Phoenix, and Orlando. The interest rate on land development loans is generally in excess of the Bank’s prime rate and the term of these loans is generally 36 months or less. The remainder of the Bank’s portfolio of commercial real estate loans, an area of anticipated growth for the year 2005, includes office buildings, strip centers, and multi-family units primarily in the Indianapolis market. The usual term of these loans is three to five years.

The following table presents the remaining maturities and interest rate sensitivity of commercial loans at December 31, 2004.

(Dollars in Thousands)	Remaining Maturities
	One Year or Less	Over One Year to Five Years	Over Five Years	Total	Percent
Type of Loan:
Business	$397,464	$67,406	$1,833	$466,703	66.6%
Single-Family Construction	58,680	—	—	58,680	8.4
Commercial Real Estate	138,823	20,368	15,954	175,145	25.0

Total	$594,967	$87,774	$17,787	$700,528	100.0%

Rate Sensitivity:
Fixed Rate	$34,906	$75,009	$17,787	$127,702	18.2%
Adjustable Rate	560,061	12,765	—	572,826	81.8

Total	$594,967	$87,774	$17,787	$700,528	100.0%

Consumer Loans. First Indiana Bank’s consumer bank operates both a retail lending network and a wholesale lending network. The retail network essentially functions through the Bank’s 31 banking centers scattered throughout the central Indiana market area. The wholesale network originates loans nationally, currently in 47 states. Consistent with the Bank’s strategy to become a more focused Indiana community bank, retail loan originations will be emphasized with the intent to increase the retail portfolio. Wholesale loan originations are targeted to increase with a greater portion sold into the secondary market as has been the trend over the last three years.

The Bank originates a full range of fixed rate and adjustable rate consumer loans with varying levels of credit risk. These range from “A” to sub-prime credits. The sub-prime loans typically involve lower credit scores with higher loan-to-value ratios up to 115 percent. Sub-prime loans are sold to investors. “A” credit quality loans with typically lower loan-to-value ratios may be retained in the Bank’s portfolio or sold to investors. Home equity loan originations in 2004 totaled $408,031,000, of which 59.1 percent were HELOCs. This compares with 2003 home equity loan originations of $481,828,000, of which 50.3 percent were HELOCs, and 2002 home equity loan originations of $464,187,000, of which 43.7 percent were HELOCs.

Home equity loans and home equity lines of credit account for 97.1 percent and 96.7 percent of consumer loans at December 31, 2004 and 2003, respectively. Economic and market conditions coupled with the Bank’s consumer loan strategies led to several significant trends. As market interest rates decreased, borrowers’ preferences moved away from closed-end home equity loans to HELOCs. This product offers an attractive prime-based interest rate, the ability to draw down or pay back principal at any time during the term of the loan, and the option of an interest-only monthly payment. Borrowers took advantage of the lower rate environment by paying off existing loans and refinancing their debt at lower rates. To take advantage of this demand, the Bank developed and offered customers HELOC products with competitive rates and features through its national network as well as through the Bank’s loan originators. The Bank has developed a niche in selling both closed-end and line of credit home equity loans into the secondary market. First Indiana’s strategies in 2004 call for continued expansion of consumer originations and sales by maintaining existing relationships and expanding the loan origination network.

During 2004, the Bank sold $339,595,000 in home equity loans, a 1.5 percent decrease from sales of $344,638,000 in 2003 but a 26.0 percent increase from sales of $269,534,000 in 2002. Of the home equity loans sold in 2004, $169,251,000, or 49.8 percent, consisted of HELOCs compared with $160,788,000, or 46.7 percent of home equity loan sales in 2003, and 2002 sales of $40,158,000, or 14.9 percent. Home equity loans sold as a percent of home equity loans originated in 2004, 2003 and 2002 were 83.2 percent, 71.5 percent and 58.1 percent, respectively.

At December 31, 2004, consumer loans totaled $520,611,000, compared with $612,025,000 and $666,150,000 at December 31, 2003 and 2002, respectively. The Bank experienced a decrease in consumer loans outstanding in 2004, 2003 and 2002 as a result of prepayments and increased sales of consumer loan production. Partially offsetting this decrease was approximately $23,714,000 of consumer loans acquired from MetroBanCorp in 2003. Reflecting the trend previously discussed, HELOC balances at December 31, 2004 totaled $308,272,000, or 59.2 percent, of consumer loans compared with $342,236,000, or 55.9 percent, of consumer loans at December 31, 2003 and $328,796,000, or 49.4 percent, of consumer loans at December 31, 2002. Consumer loans generally have shorter terms and higher interest rates than residential loans, but involve higher credit risk. Of the Bank’s consumer loans outstanding at December 31, 2004, 97.1 percent were secured by first or second mortgages on real property. At December 31, 2004, the Bank had $18,139,000 in closed-end consumer loans held for sale and $25,354,000 in home equity lines of credit held for sale. At December 31, 2003, the Bank had $34,724,000 in closed-end consumer loans held for sale and $33,881,000 in home equity lines of credit held for sale. At December 31, 2002, the Bank had $17,380,000 in closed-end consumer loans held for sale and $32,692,000 in home equity lines of credit held for sale.

Additionally, the Bank makes loans secured by deposits and overdraft loans in connection with its checking accounts; auto loans; fixed rate and fixed term secured and unsecured loans; and offers Visa credit cards through an agent.

Residential Mortgage Loans. First Indiana Bank’s residential loan strategy in 2005 calls for increased mortgage production with emphasis on the Bank’s internal referral sources. The retail banking centers will market mortgage purchase and refinance products to the Bank’s client base. Additionally, mortgages will be originated in partnership with selected realtor and builder companies. Fixed rate mortgages will continue to be brokered or sold into the secondary market while adjustable rate mortgages will primarily be retained for the Bank’s portfolio. Purchases of bulk mortgages will continue to be de-emphasized. The overall strategy is to maintain a low risk mortgage portfolio that helps to diversify the Bank’s overall asset mix.

Residential mortgage loans outstanding totaled $279,051,000 at December 31, 2004, compared with $316,822,000 and $311,324,000 at year-end 2003 and 2002, respectively. Due to historically low residential loan interest rates in 2003 and 2002, First Indiana experienced significant loan prepayments in its residential loan portfolio. In 2004, the Bank originated $16,173,000 and purchased $ 41,814,000 in primarily adjustable rate residential mortgage loans. In 2003, the Bank originated $55,876,000 and purchased $110,747,000 in primarily adjustable rate residential mortgage loans. In 2002, the Bank originated $14,264,000 and purchased $143,573,000 in primarily adjustable rate residential mortgage loans. While the Bank decided to de-emphasize the traditional mortgage banking business in 1999, there remains a need within the Bank’s loan portfolio for credit and yield diversification. Consequently, in light of the strong residential mortgage loan prepayments during 2003 and 2002, the Bank pursued a strategy of maintaining a level of diversification by originating and purchasing residential mortgage loans. Sales of fixed rate residential mortgage loans into the secondary market in 2004, 2003, and 2002 were $6,481,000, $1,439,000, and $314,000, respectively. Gains on residential loan sales in 2004 were $104,000, compared with $16,000 in 2003 and $40,000 in 2002.

The original contractual loan payment period for residential mortgage loans originated by the Bank normally ranges from 10 to 30 years. Because borrowers may refinance or prepay their loans, they normally remain outstanding for a substantially shorter period.

As part of its residential loan origination activities, in 2003 First Indiana developed a network of residential loan correspondents with whom the Bank links prospective borrowers. First Indiana does not fund these mortgages, but collects a fee for this service. In 2004, First Indiana produced $12,458,000 of residential loans for correspondents and fees of $207,000 were recognized. In 2003, First Indiana produced $29,455,000 of residential loans for correspondents and fees of $473,000 were recognized.

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

At December 31, 2004, First Indiana’s investments totaled $243,296,000, or 12.8 percent of total assets, and consisted of securities available for sale, carried at fair market value, and other investments, carried at cost.

The distribution of securities available for sale is detailed below.

(Dollars in Thousands)	December 31
	2004	2003	2002
U.S. Government Treasuries, Agencies & Other	$137,268	$130,543	$112,346
Mortgage-Backed Securities	80,001	84,910	26,046
Other Asset-Backed Securities	—	—	65

Total	$217,269	$215,453	$138,457

U.S. Treasuries, Agencies and Other includes $1,165,000 and $1,398,000 of Fannie Mae and Freddie Mac preferred stock at December 31, 2004 and 2003, respectively. Other-than-temporary impairment losses of $299,000 were recognized in 2004 on the Bank’s holdings of Fannie Mae and Freddie Mac preferred stock. This preferred stock was sold in the first quarter of 2005.

At December 31, 2004, securities available for sale had the following maturity and yield characteristics.

(Dollars in Thousands)	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Yield
U.S. Government Treasuries, Agencies & Other	$70,909	2.63%	$65,194	3.52%	$—	—%	$1,165	4.48%	$137,268	3.07%
Mortgage-Backed Securities	88	2.76	3,653	4.82	75,256	4.30	1,004	6.02	80,001	4.35

Total	$70,997	2.63%	$68,847	3.59%	$75,256	4.30%	$2,169	5.19%	$217,269	3.54%

For additional information concerning securities available for sale, see Note 4 of the Corporation’s Consolidated Financial Statements.

Included in other investments are Federal Reserve Bank Stock, Federal Home Loan Bank Stock, and Common Securities in the Corporation’s grantor trusts: First Indiana Capital Trust I and First Indiana Capital Statutory Trust II. The Bank is required by the Federal Reserve Board to own shares of Federal Reserve Bank (“FRB”) stock. FRB stock, which is a restricted investment security, is carried at its cost. In addition, as a member of the Federal Home Loan Bank of Indianapolis (“FHLB”), the Bank is required to own shares of capital stock in the FHLB. FHLB stock is carried at its cost, since it is a restricted investment security. The Bank is required to hold approximately $6,224,000 of FHLB stock. The Corporation’s holdings in FHLB stock are redeemable only upon five years’ notice to the FHLB. In connection with the formation of First Indiana Capital Trust I (“Trust I”) and First Indiana Capital Statutory Trust II (“Trust II”), Trust I and Trust II issued Common Securities to the Corporation. The Common Securities for each trust are carried at their cost since they are restricted investment securities. The Common Securities are not redeemable until the related subordinated notes are redeemed (according to the subordinated note terms).

The composition of other investments is summarized as follows.

(Dollars in Thousands)	December 31
	2004	2003	2002
FRB Stock	$1,110	$1,110	$900
FHLB Stock	24,173	23,103	21,591
Capital Trusts Common Securities	744	744	372

	$26,027	$24,957	$22,863

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

Deposits. The Bank continues to pursue its strategy of building core deposits, which include retail and commercial checking and savings accounts. Core deposits totaled $918,793,000 at December 31, 2004, an increase of 7.6 percent over December 31, 2003. Growth in core deposits has reduced funding costs and improved the liquidity position of the Bank. Certificates of deposit in denominations under $100,000 were $262,168,000 at December 31, 2004, a decrease of 16.0 percent from December 31, 2003, due to reduced consumer demand for certificates of deposit.

The following table reflects the increase (decrease) in various types of deposits offered by the Bank for each of the periods indicated.

(Dollars in Thousands)	Balance at December 31, 2004	2004 Net Increase (Decrease)	Balance at December 31, 2003	2003 Net Increase (Decrease)	Balance at December 31, 2002	2002 Net Increase (Decrease)
Non-Interest-Bearing Demand	$265,203	$29,392	$235,811	$55,422	$180,389	$15,366
Interest-Bearing Demand	189,911	(27,442)	217,353	37,602	179,751	39,576
Savings	463,679	62,875	400,804	2,052	398,752	(49,080)

Total Core Deposits	918,793	64,825	853,968	95,076	758,892	5,862

CDs under $100,000	262,168	(49,883)	312,051	1,681	310,370	(42,396)
CDs $100,000 and Greater	189,736	(134,217)	323,953	54,011	269,942	(3,740)

Total Deposits	$1,370,697	$(119,275)	$1,489,972	$150,768	$1,339,204	$(40,274)

The Bank currently issues certificates of deposit in denominations of $100,000 and greater to public entities such as municipalities and to retail customers. Certificates of deposit of $100,000 or more totaled $189,736,000 at December 31, 2004, compared with $323,953,000 at December 31, 2003. The improved liquidity position allowed the Bank to become less dependent on jumbo certificates of deposit. At December 31, 2004, these certificates of deposit included $19,844,000 in brokered funds, $93,044,000 in public funds, and $76,848,000 in retail funds. At December 31, 2003, these certificates of deposit included $47,227,000 in brokered funds, $191,201,000 in public funds, and $85,511,000 in retail funds. The Bank’s certificates of deposit of $100,000 or more at December 31, 2004, the maturities of such deposits, and the percentage of total deposits represented by these certificates are set forth in the table below.

(Dollars in Thousands)	Three Months or Less	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total	Percent of Deposits
Certificates of Deposit $100,000 and Greater	$110,089	$22,721	$18,961	$37,965	$189,736	13.8%

Borrowings. The Federal Home Loan Bank of Indianapolis functions as a central reserve bank providing credit for depository institutions in Indiana and Michigan. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of the Bank’s residential mortgage loans, low loan-to-value home equity loans, and other assets, subject to credit standards. The FHLB advances are made pursuant to several different credit programs, each with its own interest rate and range of maturities. At December 31, 2004, the Bank had $114,499,000 in FHLB advances, with a weighted average interest rate of 5.07 percent. Of these advances, $20,000,000 carried floating interest rates that reset daily or quarterly. The FHLB had the right to require the Bank to repay $85,000,000 in advances at certain designated dates.

The Bank and approved correspondent banks from time to time enter into short-term borrowing agreements that are classified as federal funds purchased. These borrowings are not collateralized and generally have maturities from one to 30 days. At December 31, 2004, the Bank did not have federal funds purchased borrowings.

The Bank enters into repurchase agreements with registered government securities dealers as a short-term source of borrowing. Additionally, First Indiana has repurchase agreements with several of its depositors, under which clients’ funds are invested daily into a non-FDIC-insured, interest-bearing account. At December 31, 2004, the Bank had repurchase agreements totaling $162,208,000, with a weighted average interest rate of 1.68 percent. First Indiana’s repurchase agreements are collateralized by qualifying investment securities.

In October 2002, the Corporation formed First Indiana Capital Trust I (“Trust I”) for the purpose of issuing $12,000,000 of trust preferred securities to the public. This unconsolidated grantor trust’s sole assets are junior subordinated notes issued by the Corporation. The notes have a stated term of 30 years (October 30, 2032) but may be redeemed at par in part or in full beginning October 30, 2007, and any calendar quarter end date thereafter, subject to approval by the Federal Reserve Board. The notes have a fixed rate of interest of 6.92 percent through October 30, 2007, and a floating rate of interest, reset quarterly, equal to the London interbank offered rate (“LIBOR”) plus 3.35 percent thereafter to maturity. Interest is payable quarterly and the distribution rate of the trust preferred securities is equal to the interest rate of the notes. The balance of the Trust I junior subordinated notes, net of unamortized discount, was $12,253,000 at December 31, 2004, and $12,211,000 at December 31, 2003.

In June 2003, First Indiana formed First Indiana Capital Statutory Trust II (“Trust II”) for the purpose of issuing $12,000,000 in trust preferred securities through a private placement. This unconsolidated grantor trust’s sole assets are junior subordinated notes issued by the Corporation. The notes have a stated term of 30 years (June 26, 2033) but may be redeemed at par in part or in full beginning June 26, 2008, and quarterly thereafter, subject to approval by the Federal Reserve Board. The notes have a fixed rate of interest of 5.55 percent through June 26, 2008, and a floating rate of interest, reset quarterly, equal to LIBOR plus 3.10 percent thereafter to maturity. Interest on the notes is payable quarterly in arrears. The distribution rate on the trust preferred securities equals the interest rate of the notes. The balance of the Trust II junior subordinated notes, net of unamortized discount, was $12,204,000 at December 31, 2004, and $12,156,000 at December 31, 2003.

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

In December 2003, FASB issued revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) that required the deconsolidation of these statutory trusts. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve issued a proposal to allow the continued inclusion of trust preferred securities in Tier 1 capital. However, there can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital.

In November 2003, the Corporation issued $22,500,000 in ten-year subordinated notes with a 7.50 percent fixed rate of interest. Interest is payable semi-annually and the notes qualify as Tier 2 capital for regulatory purposes. The balance of these subordinated notes, net of discount, was $22,200,000 at December 31, 2004, and $22,167,000 at December 31, 2003.

ASSET QUALITY

General. The Corporation’s asset quality is directly affected by the credit risk of the assets on the Bank’s balance sheet. Most of the Bank’s credit risk is concentrated in its loan portfolios. There are varying degrees of credit risk within each of the individual loan portfolios. Credit risk is managed through asset selection, focusing on portfolio diversification by loan types, by defining and limiting exposures to a single client or industry, by requiring collateral, and by integrating consistent lending policies and underwriting criteria throughout the credit process. The accurate and timely identification of credit risk is verified independently from the relationship management and loan operation areas of the Bank through the Bank’s loan review process.

Additional information relating to non-performing assets, loan charge-offs, and impaired loans may be found in Note 1 and Note 6 of the Notes to Consolidated Financial Statements.

Non-Performing Assets. Non-performing assets consist of non-accrual loans, loans 90 days or more past due and still accruing interest, and foreclosed assets, primarily other real estate owned (“OREO”). At December 31, 2004, non-performing assets were $21,445,000, compared with $38,882,000 at December 31, 2003, and $51,756,000 at December 31, 2002. Non-performing single-family construction loans totaled $539,000 at December 31, 2004, compared with $7,519,000 at December 31, 2003, a decrease of $6,980,000. The decrease was due to the resolution of several non-performing single-family construction loans in conjunction with payments received and, in some instances, additional charge-offs due to deterioration of the value of the underlying collateral securing the loans. Net charge-offs of single-family construction loans in 2004 were $1,488,000. Additionally, a loss of $1,128,000 is reflected in OREO expense as the Corporation positioned certain single-family construction loan properties transferred to OREO for disposal. Consumer and residential mortgage non-performing loans were $6,064,000 at December 31, 2004 compared with $12,304,000 at December 31, 2003, and $14,972,000 at December 31, 2002. The decrease in residential and consumer non-performing loans is largely due to the sale of $7,925,000 in non-performing assets in the third quarter. Additional sales of non-performing residential and consumer assets will be considered and evaluated in the future as an effective tool to timely resolve these assets. Non-performing commercial real estate loans totaled $2,065,000 at December 31, 2004, compared with $4,743,000 at December 31, 2003, a decrease of $2,678,000. This reduction in non-performing commercial real estate loans was primarily due to the receipt of payments.

The amount of interest on non-accrual loans that was contractually due in 2004 totaled $1,568,000. Interest recorded on these loans in 2004 totaled $1,431,000.

Non-Performing Assets

	December 31
(Dollars in Thousands)	2004	2003	2002	2001	2000
Non-Performing Loans
Non-Accrual Loans
Business	$10,637	$9,483	$20,234	$5,880	$1,970
Consumer	3,078	7,402	9,405	13,532	9,008
Residential Mortgage	961	2,211	2,474	6,447	5,127
Single-Family Construction	45	7,165	4,286	8,165	3,987
Commercial Real Estate	1,184	4,743	2,059	2,475	1,618

Total Non-Accrual Loans	15,905	31,004	38,458	36,499	21,710

Accruing Loans
Business - Current as to Interest and Principal	—	—	—	—	7,118
Business - Past Due 90 Days or More	459	1,053	1,535	307	—
Consumer - Past Due 90 Days or More	2,025	2,691	3,093	3,005	3,720
Single-Family Construction - Past Due 90 Days or More	494	354	—	—	—
Commercial Real Estate - Past Due 90 Days or More	881	—	—	—	—

Total Accruing Loans	3,859	4,098	4,628	3,312	10,838

Total Non-Performing Loans	19,764	35,102	43,086	39,811	32,548
Foreclosed Assets	1,681	3,780	8,670	6,992	2,593

Total Non-Performing Assets	$21,445	$38,882	$51,756	$46,803	$35,141

Non-Performing Loans to Loans at End of Year	1.32%	1.93%	2.34%	2.27%	1.82%
Non-Performing Assets to Loans and OREO at End of Year	1.43	2.14	2.80	2.65	1.97

Potential Problem Assets. Potential problem loans are those loans that are currently performing according to their repayment terms, but the borrowers’ financial operations or financial condition caused the Bank’s management to question their ability to comply with present repayment terms in the future.

The Bank had $58,768,000 in potential problem loans at December 31, 2004. Of this amount, $55,615,000 represented loans to 44 separate business credits with an average loan amount of $1,264,000. These business loans are collateralized with real estate and other assets. There are 14 business credits with a current loan amount over $1,000,000. The remaining potential problem loans totaled $3,153,000 and consisted of nine construction and commercial real estate credits. These construction and commercial real estate loans are collateralized with completed residential and commercial real estate and developed lots or land developments in progress and raw land.

The Bank’s potential problem loans peaked at June 30, 2004 at $92,592,000. The composition included 42 business credits totaling $70,362,000 and 18 construction and commercial real estate credits totaling $22,229,000. The significant decrease during the third and fourth quarters of 2004 is attributable to the active management of this risk segment of the portfolio.

Allowance for Loan Losses. An analysis of the adequacy of the allowance is completed each quarter and reviewed and approved by the Investment Committee of the Board of Directors. The allowance for loan losses is maintained at the level deemed adequate to cover losses inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes to one or more risk factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance and may require the Corporation to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

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

The determination of the adequacy of the allowance for loan losses is based on projections and estimates concerning portfolio trends and credit losses. However, there are several other factors which impact the projections and estimates, which include national and local economic trends, portfolio management and the assessment of credit risk on performing loans and non-performing loans. Regardless of the extent of the analysis in determining the adequacy of the allowance for loan losses, certain inherent but undetected losses are probable in the loan portfolio. These undetected losses are due to several factors, including delays in obtaining information concerning a customer’s financial condition, interpretation of economic trends and events, the sensitivity of assumptions, and the judgmental nature of loss estimates. Therefore, the analysis incorporates qualitative management factors to address the external factors that impact credit losses and the level of imprecision in the analysis.

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

The assessment of Management Factors is qualitative and their absolute correlation with credit losses cannot be determined. Therefore, the required reserve is determined based on a range for the Management Factors. An upper limit is calculated based on the assigned weight plus 10.0 percentage points, and a lower limit is established based on the assigned weight less 5.0 percentage points.

Allocation of Allowance for Loan Losses

The following table presents an allocation of the Bank’s allowance for loan losses at the dates indicated.

	December 31
	2004		2003		2002		2001		2000
(Dollars in Thousands)	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Balance at End of Period Applicable to:
Business Loans	$30,287	31.1%	$30,449	28.4%	$15,959	27.3%	$9,664	25.2%	$6,830	14.8%
Consumer Loans	8,355	34.7	10,463	33.7	17,576	36.2	19,170	38.4	16,212	42.0
Residential Mortgage Loans	413	18.6	656	17.5	546	16.9	1,067	16.7	924	26.1
Single-Family Construction Loans	616	3.9	5,798	10.6	1,797	11.6	2,516	12.8	2,923	11.6
Commercial Real Estate Loans	1,712	11.7	1,400	9.8	2,154	8.0	2,124	6.9	1,209	5.5
Unallocated	11,789	—	4,431	—	6,437	—	2,594	—	5,480	—

	$53,172	100.0%	$53,197	100.0%	$44,469	100.0%	$37,135	100.0%	$33,578	100.0%

Summary of Allowance for Loan Loss Activity. The provision for loan losses was $11,550,000 for 2004, compared with $38,974,000 for 2003 and $20,756,000 for 2002. Net charge-offs for 2004 totaled $11,575,000, compared with $31,513,000 for 2003 and $13,422,000 for 2002. The decreased provision for loan losses in 2004 compared to the prior periods reflect the improved credit quality of the loan portfolio and lower net loan charge-offs. Throughout 2004, the Bank developed and implemented specific initiatives to actively manage and resolve non-performing loans and improve credit quality by reducing risk in the loan portfolio through asset selection and management. The provision for loan losses in 2003 reflected the elevated level of net loan charge-offs, risks identified in the loan portfolio by First Indiana and an independent third party, and the Bank’s revised approach for calculating the allowance for loan losses.

The unallocated portion of the allowance for loan losses increased to $11,789,000 at December 31, 2004, compared with $4,431,000 at December 31, 2003. Management believes maintaining an increased level of unallocated reserves is prudent until the level of potential problem loans declines further and the current improvement in credit metrics continues and is sustained.

The allowance for loan losses to loans ratio at December 31, 2004, increased to 3.54 percent, compared with 2.93 percent and 2.42 percent at December 31, 2003, and 2002. This ratio improved in 2004, compared with the prior periods primarily due to the reduction in the loan portfolio in 2004. Net charge-offs to average loans in 2004 fell to 0.69 percent when compared to a net charge-off ratio of 1.68 percent in 2003. The significant decrease in this ratio in 2004 is primarily due to the $16,454,000 decrease in business loan net charge-offs. The allowance for loan losses was $53,172,000 at December 31, 2004, or 269.03 percent of non-performing loans.

Summary of Loan Loss Experience

	Years Ended December 31
(Dollars in Thousands)	2004	2003	2002	2001	2000
Balance of Allowance for Loan Losses at Beginning of Year	$53,197	$44,469	$37,135	$33,578	$28,759
Charge-Offs
Business	9,963	22,820	6,813	4,464	380
Consumer	4,760	5,737	6,323	6,528	5,019
Residential Mortgage	200	157	150	160	68
Single-Family Construction	1,973	5,026	641	764	477
Commercial Real Estate	630	101	729	855	—

Total Charge-Offs	17,526	33,841	14,656	12,771	5,944
Recoveries
Business	4,752	1,155	293	181	213
Consumer	665	878	851	729	662
Residential Mortgage	—	7	3	1	6
Single-Family Construction	485	254	72	188	126
Commercial Real Estate	49	34	15	1	—

Total Recoveries	5,951	2,328	1,234	1,100	1,007

Net Charge-Offs	11,575	31,513	13,422	11,671	4,937
Provision for Loan Losses	11,550	38,974	20,756	15,228	9,756
Allowance Related to Bank Acquired	—	1,709	—	—	—
Transfer to Reserve for Letters of Credit	—	(442)	—	—	—

Balance of Allowance for Loan Losses at End of Year	$53,172	$53,197	$44,469	$37,135	$33,578

Net Charge-Offs to Average Loans	0.69%	1.68%	0.74%	0.64%	0.27%
Allowance for Loan Losses to Loans at End of Year	3.54	2.93	2.42	2.11	1.88
Allowance for Loan Losses to Non-Performing Loans	269.03	151.55	103.21	93.28	103.16

LIQUIDITY AND MARKET RISK MANAGEMENT

Liquidity Management

First Indiana Corporation is a financial holding company and has conducted substantially all of its operations through the Bank and, until the sale in October 2004, Somerset Financial. As a result, the ability to finance the Corporation’s activities and fund interest on its debt depends primarily upon the receipt of earnings from the Bank that it pays to the holding company in the form of dividends, management fees and other distributions. In connection with the sale of Somerset Financial, the Corporation received $5,405,000 in distributions from Somerset Financial in 2004. An additional $6,000,000 in sales proceeds were paid at the completion of the sale in October 2004. The Corporation had no significant assets other than its investment in the Bank and a receivable of $6,665,000 due from the Bank at December 31, 2004. In October 2002, the Corporation, through an unconsolidated subsidiary, First Indiana Capital Trust I, issued $12,372,000 of subordinated notes to partially fund the purchase of MetroBanCorp in January 2003. In June 2003, the Corporation, through an unconsolidated subsidiary, First Indiana Capital Statutory Trust II, issued $12,372,000 of subordinated notes to provide liquidity for general operating needs. In November 2003, the Corporation issued $22,500,000 in ten-year subordinated notes to fund future growth and for other general corporate purposes. For a further description of these notes, see “Financial Condition” elsewhere in this report. Additionally, First Indiana Corporation has a $10,000,000 line of credit with a commercial bank.

The Corporation is not subject to any bank regulatory restrictions on the payment of dividends to its shareholders although Federal Reserve Board policy and capital maintenance requirements may impose practical limits on the amount of dividends that can be paid. See “Business – Supervision and Regulation.” However, applicable laws and regulations limit the amount of dividends the Bank may pay. Prior regulatory approval is required if dividends to be declared by the Bank in any year would exceed net earnings of the current year (as defined under the National Bank Act) plus retained net profits for the preceding two years. Due to the payment of an $11,000,000 special dividend in January 2003 (to partially fund the acquisition of MetroBanCorp), the Bank sought and received approval from the Office of the Comptroller of the Currency (“OCC”) to make its regularly scheduled dividend payments in 2004, not to exceed $19,000,000. The Bank paid dividends of $16,000,000 to the Corporation in 2004. The Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2005, not to exceed $20,000,000. Under federal law, a depository institution is prohibited from paying a dividend if the depository institution would thereafter be “undercapitalized” as determined by the federal bank regulatory agencies. While the Bank is currently classified as “well-capitalized” and should have sufficient net income to fund projected liquidity needs, any failure by the Bank in the future to generate sufficient net income or maintain sufficient levels of capital to permit payment of dividends would result in its inability to pay dividends to the Corporation.

The Bank’s primary source of funds is deposits, which were $1,370,697,000 at December 31, 2004, and $1,489,972,000 at December 31, 2003. The Bank also relies on advances from the Federal Home Loan Bank of Indianapolis, repurchase agreements, loan payments, loan payoffs, and sale of loans as sources of funds. Although the Bank continues to rely on core deposits (retail and commercial checking and savings accounts) as its chief source of funds, the use of borrowed funds, including FHLB advances, continues to be an important component of the Bank’s liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

The Bank’s primary use of funds is loans, which totaled $1,500,190,000 at December 31, 2004, and 1,814,991,000 at December 31, 2003. In addition, the Bank invests in short-term investments and securities available for sale.

The Corporation and its subsidiaries had the following obligations to make payments under long term debt (excluding interest), lease agreements, and pension plans at December 31, 2004.

(Dollars in Thousands)	2005	2006 -2007	2008 - 2009	After 2009	Total
FHLB Advances (1)	$72,650	$109	$10,000	$31,740	$114,499
Subordinated Notes	—	—	—	46,657	46,657
Operating Leases	5,967	7,932	4,210	5,846	23,955
Defined Benefit Pension Plan (2)	2,255	—	—	—	2,255
Supplemental Pension (3)	976	2,152	2,348	5,541	11,017

Total Contractual Cash Obligations	$81,848	$10,193	$16,558	$89,784	$198,383

(1)	The FHLB has the option to require the Bank to repay $85,000,000 at certain designated dates.

(2)	Estimated cash contributions for 2005 were based upon actuarial estimates. The Corporation was unable to develop a reasonable estimate for future contributions for years after 2005. Future contributions are impacted by future levels of interest rates, investment fund performance, and increases in beneficiary compensation.

(3)	These calculations assume plan beneficiaries retire upon attaining age 65, or immediately if already over age 65, and elect a lump sum payment. Certain participants have their benefit defined as a notional account balance that is tracked by the Corporation and paid out over the course of their future life expectancy. The estimated future benefit payments reflect these expected cash flows.

At December 31, 2004, the Bank had the following outstanding commitments to fund lines of credit, letters of credit, and loans.

		Amount of Commitment Expiration per Period
(Dollars in Thousands)	Total Commitments	Less than One Year	1-3 years	3-5 years	Thereafter
Lines of Credit:
Business Loans	$219,943	$148,139	$54,157	$11,027	$6,620
Home Equity Loans	162,188	8,539	5,063	21,955	126,631
Single-Family Construction Loans	44,894	10,958	33,936	—	—
Commercial Real Estate Loans	68,323	6,206	39,967	21,130	1,020

Total Lines of Credit	495,348	173,842	133,123	54,112	134,271

Standby Letters of Credit	44,085	38,998	4,945	—	142

Commitments to Originate Loans:
Business Loans	21,828	21,828	—	—	—
Home Equity Loans	13,233	13,233	—	—	—
Other Consumer Loans	1,440	5	500	935	—
Commercial Real Estate Loans	19,805	19,805	—	—	—

Total Commitments to Originate Loans	56,306	54,871	500	935	—

Mortgage Repurchase Obligation	5,637	—	—	—	5,637

Total Commercial Commitments	$601,376	$267,711	$138,568	$55,047	$140,050

Of the lines of credit and commitments to fund loans at December 31, 2004, substantially all are variable interest rate products.

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

The Bank maintains back-up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit. Due to a return on asset performance target in the back-up facilities not being met throughout 2004, the Bank has pledged collateral totaling $24,849,000 at December 31, 2004.

At December 31, 2004, the Bank had approximately $5,637,000 in commitments to repurchase convertible adjustable rate mortgage loans from third-party investors. If the borrower under any of these loans elects to convert the loan to a fixed rate loan, the investor has the option to require the Bank to repurchase the loan. If the investor exercises this option, the Bank sets a purchase price for the loan which equals its market value, and immediately sells the loan in the secondary market. Thus, the Bank incurs minimal interest rate risk upon repurchase because of the immediate resale.

Asset/Liability Management

First Indiana engages in formal asset/liability management with objectives to manage interest rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. The management of interest rate risk entails the control, within acceptable limits, of the impact on earnings caused by fluctuating interest rates and changing rate relationships. In this process, management uses an earnings simulation model to identify and measure interest rate sensitivity. The Asset/Liability Committee (“ALCO”) reviews the earnings impact of various changes in interest rates each month and manages the risk to maintain an acceptable level of change in net interest income. The Board of Directors also reviews this information every quarter.

The Corporation uses a model that measures interest rate sensitivity to determine the impact on net interest income of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposit, estimated borrowing needs, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest rate sensitive instruments that are held to maturity or available for sale. The Corporation has no trading assets. Based on the information and assumptions in effect at December 31, 2004, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 4.9 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 6.0 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results. Since First Indiana is in an asset-sensitive position, net interest income and net interest margin are expected to improve with rising interest rates.

The Corporation also monitors interest rate sensitivity using traditional gap analysis. Gap analysis is a static management tool used to identify mismatches in the repricing of assets and liabilities within specified periods of time. Since it is a static indicator it does not attempt to predict the net interest income of a dynamic business in a rapidly changing environment. Significant adjustments may be made when the rate outlook changes. At December 31, 2004, First Indiana’s six-month and one-year cumulative gap stood at a positive 12.37 percent and a positive 17.17 percent of total interest-earning assets. This means that 12.37 and 17.17 percent of First Indiana’s assets will reprice within six months and one year without a corresponding repricing of funding liabilities. This compares with a positive six-month gap of 10.93 percent and a positive one-year gap of 13.54 percent at December 31, 2003.

Interest Rate Sensitivity

The following table shows First Indiana’s interest rate sensitivity at December 31, 2004 and 2003.

(Dollars in Thousands)	Rate	Balance	Percent of Total	Within 180 Days	Over 180 Days to One Year	Over One Year to Five Years	Over Five Years
Interest-Earning Assets
Interest-Bearing Due from Banks	2.00%	$42,540	2.38%	$42,540	$—	$—	$—
Federal Funds Sold	—	—	—	—	—	—	—
Securities Available for Sale	3.54	217,269	12.16	26,863	56,688	99,287	34,431
Other Investments	4.50	26,027	1.46	—	—	—	26,027
Loans (1)
Business	5.99	466,703	26.13	388,873	8,591	67,406	1,833
Consumer	6.41	520,611	29.15	365,107	31,009	114,485	10,010
Residential Mortgage	4.70	279,051	15.62	82,241	65,003	109,881	21,926
Single-Family Construction	5.70	58,680	3.29	58,680	—	—	—
Commercial Real Estate	6.17	175,145	9.81	135,578	3,244	20,367	15,956

	5.46	$1,786,026	100.00%	1,099,882	164,535	411,426	110,183

Interest-Bearing Liabilities
Deposits
Demand Deposits (2)	0.35	$189,911	13.29%	17,516	—	—	172,395
Savings Deposits (2)	1.26	463,679	32.45	406,935	1,455	11,640	43,649
Certificates of Deposit under $100,000	3.10	262,168	18.35	88,419	56,746	117,003	—
Certificates of Deposit $100,000 or Greater	2.72	189,736	13.28	131,793	19,978	37,823	142

	1.79	1,105,494	77.37	644,663	78,179	166,466	216,186
Borrowings
Short-Term Borrowings	1.68	162,208	11.35	162,208	—	—	—
FHLB Advances	5.07	114,499	8.01	72,000	670	10,090	31,739
Subordinated Notes	7.28	46,657	3.27	—	—	24,457	22,200

	2.24	1,428,858	100.00%	878,871	78,849	201,013	270,125

Net – Other (3)		357,168		—	—	—	357,168

Total		$1,786,026		878,871	78,849	201,013	627,293

Rate Sensitivity Gap				$221,011	$85,686	$210,413	$(517,110)

December 31, 2004 – Cumulative Rate Sensitivity Gap				$221,011	$306,697	$517,110

Percent of Total Interest-Earning Assets				12.37%	17.17%	28.95%

December 31, 2003 – Cumulative Rate Sensitivity Gap				$224,777	$278,539	$489,295

Percent of Total Interest-Earning Assets				10.93%	13.54%	23.79%

(1)	The distribution of fixed rate loans and mortgage-backed securities is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable rate loans is based upon the earliest repricing date for each loan. Included in consumer loans are $43.5 million of home equity loans held for sale.

(2)	A portion of these deposits has been included in the Over Five Years category to reflect management’s assumption that these accounts are not rate-sensitive. This assumption is based upon the historic trends on these types of deposits experienced through periods of significant increases and decreases in interest rates with minimal changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.

(3)	Net – Other is the excess of non-interest-bearing liabilities and capital over non-interest-bearing assets.

CAPITAL

At December 31, 2004, shareholders’ equity was $172,143,000, or 9.07 percent of total assets, compared with $208,894,000, or 9.52 percent of total assets, at December 31, 2003. At December 31, 2004, the Corporation’s tangible capital (shareholders’ equity minus the sum of goodwill and other intangible assets) was $137,559,000, or 7.38 percent of tangible assets (total assets minus the sum of goodwill and other intangible assets), compared to $173,591,000 or 8.04 percent of tangible assets at December 31, 2003. Shareholders’ equity decreased in 2004 primarily due to the fourth quarter repurchase of 1,730,000 shares of common stock through a self-tender offer which reduced shareholders’ equity by $40,901,000. The decrease in the equity ratios due to the stock repurchase was partially offset by the reduction in total assets in 2004.

First Indiana paid a dividend of $0.165 per common share in each of the first three quarters in 2004 and increased the dividend 9.1 percent to $0.18 per common share in the fourth quarter of 2004. On January 19, 2005, the Board of Directors approved a quarterly dividend of $0.18 per common share payable March 16, 2005, to shareholders of record as of March 4, 2005. This will be the 73rd consecutive quarter First Indiana has paid a cash dividend.

See Part II, Item 5. “Market for the Registrant’s Common Equity and Related Shareholder Matters” and Note 13 of the Notes to Consolidated Financial Statements for additional information on the Corporation’s repurchases of its common stock and its shareholder rights agreement.

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

Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to its subsidiary bank and to stand prepared to commit resources to support it (known as the Source of Strength Doctrine). There are no specific quantitative rules on the holding company’s potential liability. If the Bank were to encounter financial difficulty, the Federal Reserve Board could invoke the doctrine and require a capital contribution from the Corporation.

The Corporation formed statutory trusts for the purpose of issuing trust preferred securities. These trust preferred securities are included in the Corporation’s Tier 1 capital and total capital at December 31, 2004. In December 2003, FASB issued a revision of FIN 46 that required the deconsolidation of these statutory trusts. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve issued a proposal to allow the continued inclusion of trust preferred securities in Tier 1 capital. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. At December 31, 2004 and 2003, the balance of trust preferred securities, net of discount was $24,457,000 and $24,367,000, respectively.

The following table shows the Corporation’s and the Bank’s capital levels and compliance with all capital requirements at December 31, 2004. Additionally, the Bank exceeds the capital levels set by FDICIA for a bank to be considered well-capitalized.

	December 31, 2004
	Actual		Minimum Capital Adequacy		To be Well-Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$162,670	8.47%	$76,854	4.00%	N/A	N/A
First Indiana Bank, N.A.	175,910	9.17	76,689	4.00	$95,861	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$162,670	10.79%	$60,295	4.00%	N/A	N/A
First Indiana Bank, N.A.	175,910	11.69	60,193	4.00	$90,289	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$204,141	13.54%	$120,589	8.00%	N/A	N/A
First Indiana Bank, N.A.	195,150	12.97	120,386	8.00	$150,482	10.00%

	December 31, 2003
	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$189,034	8.71%	$86,848	4.00%	N/A	N/A
First Indiana Bank, N.A.	172,184	8.06	85,442	4.00	$106,803	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$189,034	10.15%	$74,462	4.00%	N/A	N/A
First Indiana Bank, N.A.	172,184	9.29	74,113	4.00	$111,169	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$234,845	12.62%	$148,924	8.00%	N/A	N/A
First Indiana Bank, N.A.	195,721	10.56	148,226	8.00	$185,282	10.00%

The decrease in the Corporation’s regulatory capital ratios from December 31, 2003, to December 31, 2004, is due primarily to the retirement of common stock via the tender offer that decreased capital by $40,901,000. Partially offsetting this decrease, capital increased by a net $4,109,000 representing excess net earnings over dividends paid to shareholders in 2004 and total assets decreased in 2004 in comparison to 2003.

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

IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED

In December 2004, The Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 (R)”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123 (R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments (e.g., stock options, stock grants) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123 (R) eliminates the alternative use of Opinion No. 25’s intrinsic value method of accounting that was provided in the original SFAS 123. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. The Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123 (R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. As of the required effective date, entities that use the fair-value-based method for either recognition or disclosure under SFAS 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. First Indiana currently accounts for stock-based compensation under the recognition and measurement principles of Opinion No. 25. Upon adoption of SFAS 123 (R), First Indiana’s results of operations will reflect compensation from stock-based payments consistent with the pro forma results currently disclosed under SFAS 123 in Note 1 of the Notes to Consolidated Financial Statements.

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

FOURTH QUARTER SUMMARY

First Indiana posted net earnings of $5,489,000, or $0.35 per diluted share, in the fourth quarter of 2004, compared with earnings of $1,972,000, or $0.13 per diluted share, for the same period of 2003. Fourth quarter earnings in 2004 were affected by two non-recurring items which were previously disclosed. First Indiana recognized a $958,000 pre-tax gain on the sale of non-Indiana construction loan offices as announced in September 2004. The October 2004 sale of Somerset Financial Services, LLC resulted in an after-tax net loss of $1,068,000 for the fourth quarter of 2004. Earnings for the fourth quarter of 2003 were affected by a loan servicing impairment charge and costs associated with the retirement of the Bank’s president and chief executive officer.

Net interest income for the fourth quarter of 2004 was $16,919,000, with a net interest margin of 3.66 percent, compared with fourth quarter 2003 net interest income of $18,330,000 and a net interest margin of 3.55 percent. Due to the Corporation’s asset-sensitive position, rate increases by the Federal Reserve Board during 2004 are reflected in an increase in the net interest margin in the fourth quarter of 2004 when compared with the same period of 2003. However, net interest income in the fourth quarter of 2004 was $1,411,000 lower than net interest income for the same period of 2003, primarily due to a lower level of average earning assets when comparing the quarters. Loans outstanding averaged $1,549,426,000 for the fourth quarter of 2004, compared with $1,819,469,000 for the fourth quarter of 2003. The decrease was due in part to the sale of the construction loan offices in November 2004. In addition, First Indiana continued to experience rapid prepayments on consumer and residential loans combined with a decrease in consumer loan originations. As a result of credit quality initiatives, business loans also contracted during 2004. Average interest-bearing liabilities in the fourth quarter of 2004 decreased $255,517,000 from average interest-bearing liabilities in the fourth quarter of 2003. Average core deposits (demand and savings) in the fourth quarter of 2004 grew 6.4 percent or $54,446,000 over the same quarter of 2003. The increase in core deposits is the result of the Bank’s ongoing initiatives to develop relationships with business and consumer clients as well as improve the Bank’s liquidity through a stable source of low cost funding. The growth in core deposits and the contraction of loans allowed First Indiana to reduce levels of certificates of deposit and Federal Home Loan Bank advances.

Loan charge-offs and recoveries for the fourth quarter of 2004 resulted in net recoveries of $661,000 compared to net charge-offs of $6,957,000 for the fourth quarter of 2003. Non-performing assets decreased to $21,445,000 at December 31, 2004, from $28,565,000 at September 30, 2004 and $38,882,000 at December 31, 2003. As a result of the improved credit situation, no additional loan loss provision was recorded for the fourth quarter of 2004. A loan loss provision of $3,098,000 was recorded in the fourth quarter of 2003.

Non-interest income for the fourth quarter of 2004 was $9,027,000, compared with $8,176,000 for the same period in 2003. Gain on sale of loans was $3,032,000 for the fourth quarter of 2004, an increase of $443,000 over the same quarter of 2003. A gain of $958,000 from the sale of the non-Indiana construction loan offices is included in gain on sale of loans in the fourth quarter of 2004. In the fourth quarter of 2004, the Corporation recorded an impairment charge of $299,000 related to its holdings of Fannie Mae and Freddie Mac preferred stock. Net loan servicing loss was $347,000 in the fourth quarter of 2004, compared to a loss of $1,760,000 in the fourth quarter of 2003. The fourth quarter 2003 loss reflected high prepayments and adjustments to certain assumptions used in determining the estimated market value of the loan servicing rights portfolio. Loan servicing rights valuation impairment charges totaled $1,835,000 in the fourth quarter of 2003.

Non-interest expense for the fourth quarter of 2004 was $15,667,000, compared with $20,094,000 for the fourth quarter of 2003; a decrease of $4,427,000. The quarter to quarter decrease reflects in part the implementation of the cost reduction plan announced in September 2004, and the reduction in operating expenses after the sale of the non-Indiana construction loan offices. In addition, in the fourth quarter 2003, the Corporation recorded $1,387,000 for expenses associated with the retirement of the Bank’s president and chief executive officer. Reflecting the improvement in credit quality, OREO expense and related legal and professional expenses decreased $942,000 in the fourth quarter of 2004 from the comparable period of 2003.

Additional information relating to the fourth quarter of 2004 and 2003 can be found in Note 19 of the Notes to the Consolidated Financial Statements.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management of First Indiana Corporation has prepared and is responsible for the financial statements and for the integrity and consistency of other related information contained in this Annual Report. In the opinion of management, the financial statements, which necessarily include amounts based on management’s estimates and judgments, fairly reflect the form and substance of transactions and the financial statements reasonably present the Corporation’s financial position and results of operations in conformity with accounting principles generally accepted in the United States of America.

The Corporation, through the auspices of the Audit Committee of the Corporation’s Board of Directors, engaged the firm of KPMG LLP, an independent registered public accounting firm, to render an opinion on the financial statements. The accountants have advised management that they were provided with access to all information and records necessary to render their opinion.

The Board of Directors exercises its responsibility for the financial statements and related information through the Audit Committee, which is composed entirely of independent directors. The Audit Committee meets regularly with management, the auditor of the Corporation, and KPMG LLP to assess the scope of the annual audit plan, to review the status and results of audits, to review the Annual Report on Form 10-K, including major changes in accounting policies and reporting practices, to review earnings reports and the preparation of the Form 10-Q prior to their release to the general public, and to approve non-audit services rendered by the independent auditors.

KPMG LLP, the Audit Committee, and the Corporation’s internal auditors have direct and confidential access to each other at all times to discuss the adequacy of compliance with established corporate policies and procedures and the quality of financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of First Indiana Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2004. KPMG LLP, an independent registered public accounting firm, audited the Corporation’s financial statements included in this annual report and has issued an attestation report on management’s assessment of our internal control over financial reporting as of December 31, 2004, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

First Indiana Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that First Indiana Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Indiana Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of First Indiana Corporation’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9 C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First Indiana Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Indiana Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Indiana Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

Indianapolis, Indiana

March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

First Indiana Corporation:

We have audited the accompanying consolidated balance sheets of First Indiana Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Indiana Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Indiana Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Indianapolis, Indiana

March 11, 2005

CONSOLIDATED FINANCIAL STATEMENTS

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
(Dollars in Thousands, Except Per Share Data)	2004	2003
Assets
Cash	$52,611	$58,589
Interest-Bearing Due from Banks	42,540	1,715

Cash and Cash Equivalents	95,151	60,304
Securities Available for Sale	217,269	215,453
Other Investments	26,027	24,957
Loans
Business	466,703	515,316
Consumer	520,611	612,025
Residential Mortgage	279,051	316,822
Single-Family Construction	58,680	192,450
Commercial Real Estate	175,145	178,378

Total Loans	1,500,190	1,814,991
Allowance for Loan Losses	(53,172)	(53,197)

Net Loans	1,447,018	1,761,794
Premises and Equipment	24,954	24,732
Accrued Interest Receivable	8,194	9,353
Loan Servicing Rights	4,260	5,985
Goodwill	30,682	30,682
Other Intangible Assets	3,902	4,621
Assets of Discontinued Operations	—	9,579
Other Assets	40,806	45,677

Total Assets	$1,898,263	$2,193,137

Liabilities
Non-Interest-Bearing Deposits	$265,203	$235,811
Interest-Bearing Deposits
Demand Deposits	189,911	217,353
Savings Deposits	463,679	400,804
Certificates of Deposit	451,904	636,004

Total Interest-Bearing Deposits	1,105,494	1,254,161

Total Deposits	1,370,697	1,489,972
Short-Term Borrowings	162,208	147,074
Federal Home Loan Bank Advances	114,499	265,488
Subordinated Notes	46,657	46,534
Accrued Interest Payable	1,818	2,156
Advances by Borrowers for Taxes and Insurance	1,175	1,533
Liabilities of Discontinued Operations	—	2,602
Other Liabilities	29,066	28,884

Total Liabilities	1,726,120	1,984,243

Shareholders’ Equity
Preferred Stock, $.01 Par Value: 2,000,000 Shares Authorized; None Issued	—	—
Common Stock, $.01 Par Value: 33,000,000 Shares Authorized; Issued: 2004 – 15,971,870 Shares; 2003 – 17,473,764 Shares	160	175
Capital Surplus	10,048	46,595
Retained Earnings	188,424	185,012
Accumulated Other Comprehensive Income (Loss)	(1,398)	1,756
Treasury Stock at Cost: 2004 – 1,949,087 Shares; 2003 – 1,927,017 Shares	(25,091)	(24,644)

Total Shareholders’ Equity	172,143	208,894

Total Liabilities and Shareholders’ Equity	$1,898,263	$2,193,137

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31
(Dollars in Thousands, Except Per Share Data)	2004	2003	2002
Interest Income
Loans	$92,216	$104,979	$116,039
Securities Available for Sale	7,869	8,035	8,501
Dividends on Other Investments	1,170	1,252	1,367
Federal Funds Sold	—	3	20
Interest-Bearing Due from Banks	389	61	—

Total Interest Income	101,644	114,330	125,927
Interest Expense
Deposits	20,433	25,164	36,976
Short-Term Borrowings	1,521	1,390	2,059
Federal Home Loan Bank Advances	6,880	9,360	12,962
Subordinated Notes	3,369	1,516	150

Total Interest Expense	32,203	37,430	52,147

Net Interest Income	69,441	76,900	73,780
Provision for Loan Losses	11,550	38,974	20,756

Net Interest Income after Provision for Loan Losses	57,891	37,926	53,024
Non-Interest Income
Deposit Charges	17,246	16,895	14,963
Loan Servicing Income (Expense)	(236)	(2,079)	413
Loan Fees	3,039	2,610	2,723
Trust Fees	3,584	3,028	2,614
Investment Product Sales Commissions	1,704	1,717	2,726
Sale of Loans	11,538	10,822	8,431
Net Investment Securities Gain (Loss)	(19)	7	312
Other	3,579	4,663	3,856

Total Non-Interest Income	40,435	37,663	36,038
Non-Interest Expense
Salaries and Benefits	40,308	40,601	29,986
Net Occupancy	4,088	4,096	3,353
Equipment	5,997	6,311	5,625
Professional Services	5,182	5,933	4,743
Marketing	2,139	2,498	2,215
Telephone, Supplies, and Postage	3,475	3,769	2,978
Other Intangible Asset Amortization	718	736	—
OREO Expenses	1,215	691	144
Other	8,356	8,122	7,431

Total Non-Interest Expense	71,478	72,757	56,475

Earnings from Continuing Operations	26,848	2,832	32,587
Income Taxes	9,665	880	11,758

Earnings from Continuing Operations, Net of Taxes	17,183	1,952	20,829
Discontinued Operations
Earnings (Loss) from Discontinued Operations	(1,090)	1,020	700
Income Taxes	1,415	443	349

Earnings (Loss) from Discontinued Operations, Net of Taxes	(2,505)	577	351

Net Earnings	$14,678	$2,529	$21,180

Basic Earnings (Loss) Per Share
Earnings from Continuing Operations, Net of Taxes	$1.10	$0.12	$1.34
Earnings (Loss) from Discontinued Operations, Net of Taxes	(0.16)	0.04	0.02

Basic Net Earnings Per Share	$0.94	$0.16	$1.36

Diluted Earnings (Loss) Per Share
Earnings from Continuing Operations, Net of Taxes	$1.09	$0.12	$1.32
Earnings (Loss) from Discontinued Operations, Net of Taxes	(0.16)	0.04	0.02

Diluted Net Earnings Per Share	$0.93	$0.16	$1.34

Dividends Per Common Share	$0.675	$0.660	$0.640

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
(Dollars in Thousands, Except Per Share Data)	Outstanding Shares	Amount
Balance at December 31, 2001	15,443,294	$171	$41,837	$183,196	$4,084	$(20,257)	$209,031
Comprehensive Income:
Net Earnings	—	—	—	21,180	—	—	21,180
Unrealized Gain on Securities Available for Sale of $1,114, Net of Income Taxes and Reclassification Adjustment of $189, Net of Income Taxes	—	—	—	—	560	—	560

Total Comprehensive Income							21,740
Dividends on Common Stock–$0.640 per share	—	—	—	(9,956)	—	—	(9,956)
Exercise of Stock Options	233,773	2	2,103	—	—	—	2,105
Redemption of Common Stock	(19,655)	—	(377)	—	—	—	(377)
Payment for Fractional Shares	(529)	—	(11)	—	—	—	(11)
Tax Benefit of Option Compensation	—	—	641	—	—	—	641
Common Stock Issued under Deferred Compensation Plan	—	—	(17)	—	—	—	(17)
Amortization of Restricted Common Stock	—	—	—	(603)	—	—	(603)
Forfeiture of Restricted Common Stock	(46,009)	—	(921)	921	—	—	—
Purchase of Treasury Stock	(74,165)	—	—	—	—	(1,407)	(1,407)
Reissuance of Treasury Stock	3,751	—	41	—	—	24	65

Balance at December 31, 2002	15,540,460	173	43,296	194,738	4,644	(21,640)	221,211

Comprehensive Income:
Net Earnings	—	—	—	2,529	—	—	2,529
Unrealized Loss on Securities Available for Sale of $4,772, Net of Income Taxes and Reclassification Adjustment of $4, Net of Income Taxes	—	—	—	—	(2,888)	—	(2,888)

Total Comprehensive Income (Loss)							(359)
Dividends on Common Stock – $0.660 per share	—	—	—	(10,277)	—	—	(10,277)
Exercise of Stock Options	82,902	1	897	—	—	—	898
Redemption of Common Stock	(19,398)	—	(356)	—	—	—	(356)
Tax Benefit of Option Compensation	—	—	103	—	—	—	103
Common Stock Issued under Deferred Compensation Plan	—	—	(35)	—	—	—	(35)
Option Consideration Related to Executive Retirement	—	—	324	—	—	—	324
Common Stock Issued under Restricted Stock Plans	126,909	1	3,447	(3,448)	—	—	—
Amortization of Restricted Common Stock	—	—	—	321	—	—	321
Forfeiture of Restricted Common Stock	(12,000)	—	(1,149)	1,149	—	—	—
Purchase of Treasury Stock	(176,975)	—	—	—	—	(3,036)	(3,036)
Reissuance of Treasury Stock	4,849	—	68	—	—	32	100

Balance at December 31, 2003	15,546,747	175	46,595	185,012	1,756	(24,644)	208,894

Comprehensive Income:
Net Earnings	—	—	—	14,678	—	—	14,678
Unrealized Loss on Securities Available for Sale of $5,202, Net of Income Taxes and Reclassification Adjustment of $(12), Net of Income Taxes	—	—	—	—	(3,154)	—	(3,154)

Total Comprehensive Income							11,524
Dividends on Common Stock – $0.675 per share	—	—	—	(10,569)	—	—	(10,569)
Exercise of Stock Options	172,915	1	2,326	—	—	—	2,327
Redemption of Common Stock	(16,432)	—	(339)	—	—	—	(339)
Tax Benefit of Option Compensation	—	—	398	—	—	—	398
Common Stock Issued under Deferred Compensation Plan	—	—	(58)	—	—	—	(58)
Common Stock Issued under Stock Incentive Plan	2,785	—	49	—	—	—	49
Common Stock under Stock Incentive Plan	—	—	—	70	—	—	70
Common Stock to Be Issued under Restricted Stock Plans	93,750	1	2,411	(2,412)	—	—	—
Amortization of Restricted Common Stock	—	—	—	1,147	—	—	1,147
Forfeiture of Restricted Common Stock	(24,912)	—	(498)	498	—	—	—
Purchase and Retirement of Common Stock	(1,730,000)	(17)	(40,884)	—	—	—	(40,901)
Purchase of Treasury Stock	(25,900)	—	—	—	—	(472)	(472)
Reissuance of Treasury Stock	3,830	—	48	—	—	25	73

Balance at December 31, 2004	14,022,783	$160	$10,048	$188,424	$(1,398)	$(25,091)	$172,143

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
(Dollars in Thousands)	2004	2003	2002
Cash Flows from Operating Activities
Net Earnings	$14,678	$2,529	$21,180
Earnings (Loss) from Discontinued Operations, Net of Taxes	(2,505)	577	351

Earnings from Continuing Operations, Net of Taxes	17,183	1,952	20,829
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities
Gain on Sale of Loans, Investments, and Fixed Assets, Net	(11,943)	(10,829)	(8,743)
Amortization of Premium, Discount, and Intangibles, Net	2,982	4,628	1,552
Depreciation and Amortization of Premises and Equipment	2,700	2,631	2,404
Amortization of Net Deferred Loan Fees	1,737	1,573	976
Provision for Loan Losses	11,550	38,974	20,756
Origination of Loans Held for Sale, Net of Principal Collected	(322,393)	(364,610)	(251,472)
Proceeds from Sale of Loans Held for Sale	493,416	356,899	243,867
Tax Benefit of Option Compensation	398	103	641
Stock Compensation	119	324	—
Change in:
Accrued Interest Receivable	1,159	2,086	4,475
Other Assets	14,132	(15,929)	(10,616)
Accrued Interest Payable	(338)	(766)	(1,514)
Other Liabilities	(3,829)	(3,448)	(2,383)

Net Cash Provided by Operating Activities	206,873	13,588	20,772

Cash Flows from Investing Activities
Proceeds from Sale of Securities Available for Sale	20,280	12,650	20,312
Proceeds from Maturities of Securities Available for Sale	38,029	24,708	21,231
Purchase of Securities Available for Sale	(65,000)	(92,044)	(30,000)
Purchase of Other Investments	—	(582)	(372)
Principal Collected on Loans, Net of Originations	166,865	234,477	29,652
Proceeds from Sale of Loans and OREO	18,071	4,667	38,684
Purchase of Loans	(41,813)	(110,747)	(143,573)
Acquisition of MetroBanCorp, Net of Cash Acquired	(8)	14,691	—
Acquisition of Somerset, Net of Cash Acquired	—	(7)	(127)
Investment in Limited Partnership	(572)	—	—
Purchase of Premises and Equipment	(3,596)	(5,399)	(3,522)
Proceeds from Sale of Premises and Equipment	799	337	23

Net Cash Provided (Used) by Investing Activities	133,055	82,751	(67,692)

Cash Flows from Financing Activities
Net Change in Deposits	(118,988)	(11,733)	(40,274)
Net Change in Short-Term Borrowings	15,134	(31,526)	49,874
Net Change in Advances by Borrowers for Taxes and Insurance	(358)	(292)	(1,227)
Repayment of Federal Home Loan Bank Advances	(563,130)	(822,122)	(610,115)
Borrowings of Federal Home Loan Bank Advances	412,200	732,000	660,000
Issuance of Subordinated Notes	—	34,295	12,162
Stock Option Proceeds	1,988	542	1,728
Fractional Shares	—	—	(11)
Deferred Compensation	(58)	(35)	(17)
Purchase of Common Stock	(40,901)	—	—
Purchase of Treasury Stock	(472)	(3,036)	(1,407)
Reissuance of Treasury Stock	73	100	65
Dividends Paid	(10,569)	(10,277)	(9,956)

Net Cash Provided (Used) by Financing Activities	(305,081)	(112,084)	60,822

Net Change in Cash and Cash Equivalents	34,847	(15,745)	13,902
Cash and Cash Equivalents at Beginning of Year	60,304	76,049	62,147

Cash and Cash Equivalents at End of Year	$95,151	$60,304	$76,049

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Operations and Summary of Significant Accounting Policies

First Indiana Corporation (“First Indiana” or the “Corporation”) is a bank holding company, which has elected to be a financial holding company. First Indiana Bank, N.A. and its subsidiaries (collectively the “Bank”), the principal asset of the Corporation, is a federally chartered national bank insured by the Federal Deposit Insurance Corporation. First Indiana is the largest commercial bank or bank holding company based in Indianapolis. The Bank is engaged primarily in the business of attracting deposits from the general public and originating commercial and consumer loans. The Bank offers a full range of banking services from 31 banking centers located throughout central Indiana. In addition, the Bank has consumer loan offices in Indiana, Florida, Illinois, and Ohio.

Somerset Financial Services, LLC (“Somerset Financial”), a subsidiary of the Corporation, was acquired in September 2000 when The Somerset Group, Inc. merged with the Corporation. On October 25, 2004 First Indiana Corporation sold substantially all the assets of Somerset Financial. A description of the sale and the related accounting for Somerset Financial are more fully described in Note 2.

The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America. The more significant policies are summarized below.

(A) Basis of Financial Statement Presentation—The Consolidated Financial Statements include the accounts of the Corporation, the Bank, and Somerset Financial. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the amounts reported for assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, assumptions used to value the loan servicing assets, goodwill, and the determination of the valuation allowance for deferred taxes.

(B) Reclassification—Certain amounts in the 2003 and 2002 Consolidated Financial Statements have been reclassified to conform to the current year presentation.

(C) Investment Securities—The Bank classifies investments in debt and equity securities (“investment securities”) as trading, held to maturity, or available for sale. Investment securities classified as held to maturity are stated at cost, as adjusted for amortization of premiums and accretion of discounts using the level yield method. The Bank has the ability and positive intent to hold these securities to maturity. Investment securities classified as available for sale are stated at fair value, based on quoted market prices, with unrealized holding gains and losses excluded from earnings and reported net of related income taxes as a separate component of shareholders’ equity until realized. A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. The Corporation has no assets classified as trading.

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(F) Loan Fees—Non-refundable loan fees and certain direct costs are deferred and the net amount amortized over the contractual life of the related loan, adjusted for prepayments, as an adjustment of the yield.

(G) Discounts, Premiums, and Prepaid Fees—Discounts and premiums on the purchase of loans and prepaid fees are amortized to interest income on a level-yield basis over their estimated lives.

(H) Other Real Estate Owned—Other real estate owned (“OREO”) is generally acquired by deed in lieu of foreclosure and is initially recorded at the lower of cost or fair market value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, OREO is carried at the lower of cost or fair value. The initial OREO write-down, if required, is charged against the allowance for loan losses, with subsequent write-downs charged to OREO expense. A review of OREO properties occurs in conjunction with the review of the loan portfolios. As of December 31, 2004 and 2003, the balance of OREO included in other assets was $1,673,000 and $3,780,000, respectively.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(I) Allowance for Loan Losses—An allowance has been established for management’s estimate of probable loan losses. The provision for loan losses charged to operations is based on management’s judgment of current economic conditions and the credit risk of the loan portfolio. The allowance for loan losses is maintained at the level deemed adequate to cover losses inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in risk factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance and may require the Corporation to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

(J) Income Taxes—The Corporation uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. First Indiana files a consolidated income tax return.

(K) Earnings Per Share—Basic earnings per share for 2004, 2003, and 2002 were computed by dividing net earnings by the weighted average shares of common stock outstanding (15,587,541, 15,570,508, and 15,537,186, respectively). Diluted earnings per share for 2004, 2003, and 2002 were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all dilutive potential common shares outstanding (15,788,362, 15,720,691, and 15,809,380, respectively). Dilution of the per-share calculation relates to stock options.

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

(O) Goodwill and Other Intangible Assets—Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually. Intangible assets with finite useful lives are amortized over their useful lives to their residual values in proportion to the economic benefits consumed. Intangible assets with indefinite useful lives are not amortized until their useful lives are determined to be no longer indefinite. Intangible assets are tested for impairment at least annually or when events may indicate goodwill is impaired.

(P) Recent Accounting Pronouncements—On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” (“SAB 105”). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB 105 indicates that expected future cash flows related to the associated servicing of the loan and any other internally-developed intangible assets should not be considered

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

when recognizing a loan commitment at inception or through its life. SAB 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004.

First Indiana Bank issues commitments to originate residential mortgage loans for sale into the secondary market. These commitments are designated as free-standing derivatives and net changes in their fair value are recorded as either assets or liabilities on the balance sheet and income or expense in current earnings. At the time the Bank issues these commitments, it enters into a mandatory agreement to sell residential mortgage loans of similar interest rates and loan terms. These mandatory agreements to sell are also designated as free-standing derivatives and are accounted for as described above. In accordance with SAB 105, the Bank does not include the expected future cash flows related to the associated servicing of the loan nor does it consider any other internally-developed intangible assets in accounting for these derivatives. While the Bank’s objective for entering into these two types of derivatives is to lock in a gain on the sale of the resulting residential loans, there is no attempt by the Bank to qualify these derivatives for hedge accounting treatment. At December 31, 2004, First Indiana had no commitments to originate residential mortgage loans for sale and held no mandatory commitments to sell residential mortgage loans. The adoption of SAB 105 did not have a material effect on the Corporation’s financial condition or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method investments. The new guidance prescribes a three-step process to identify impairment of investment securities, classify impairment as either temporary or other-than-temporary, and recognize loss in the case of other-than-temporary impairment of investment securities. In September 2004, FASB issued a proposed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF Issue 03-1. FASB has delayed the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10 through 20 of EITF Issue 03-1 will be superceded concurrent with the final issuance of FSP EITF Issue 03-1-a. The disclosure guidance in paragraphs 21 and 22 of EITF Issue 03-1 remains effective. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and the Corporation’s intent to hold the impaired investments at the time of the valuation.

(Q) Stock-Based Compensation—At December 31, 2004, First Indiana had stock-based employee compensation plans, which are described more fully in Note 15. First Indiana accounts for those plans under recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost has been recognized in respect to stock option grants under the plans, except for deferred compensation expense in connection with certain Somerset Financial options that were being amortized over the life of the respective options and compensation expense recognized in 2003 in connection with the retirement of an executive officer of the Corporation. Amortization expense relating to restricted stock grants has been recognized in each period presented as the restricted stock grants vest. The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Years Ended December 31
(Dollars in Thousands, Except Per Share Data)	2004	2003	2002
Net Earnings, As Reported	$14,678	$2,529	$21,180

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	650	524	(588)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(454)	(1,310)	(279)

Pro Forma Net Earnings	$14,874	$1,743	$20,313

Basic Earnings Per Share
As Reported	$0.94	$0.16	$1.36
Pro Forma	0.95	0.11	1.31
Diluted Earnings Per Share
As Reported	$0.93	$0.16	$1.34
Pro Forma	0.94	0.11	1.28

Pro forma net earnings for 2004 increased over reported net earnings primarily due to the reversal of stock option compensation associated with the forfeiture of stock options resulting from the sale of Somerset Financial assets.

The fair value of each option at the date of grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002, respectively: dividend yield of 3.0 percent for all years; expected volatility of 23.0 percent, 20.0 percent, and 33.0 percent; weighted average risk-free interest rates of 4.4 percent, 3.9 percent, and 4.5 percent; and expected lives of seven years for all years.

(2) Business Combinations and Discontinued Operations

On October 25, 2004, First Indiana Corporation sold substantially all the assets of Somerset Financial Services, LLC (“Somerset Financial”), to Somerset CPAs, P.C. Somerset Financial is a subsidiary of the Corporation and represented a majority of the operations of The Somerset Group, Inc., which was acquired by the Corporation in September, 2000. Somerset CPAs was formed by a management group from Somerset Financial and assumed substantially all the liabilities of Somerset Financial. The sales price was $6,000,000 excluding $5,405,000 of existing cash at Somerset Financial which was paid to the Corporation as a distribution before the sale. First Indiana Bank provided the buyers a loan of $6,000,000 to fund the purchase price. Subsequently, the Bank participated $5,500,000 of the loan to a third-party financial institution on a non-recourse basis. Somerset Financial has been presented as discontinued operations, and the results of operations and cash flows have been removed from the Corporation’s results of continuing operations for all periods presented in the Consolidated Statements of Earnings, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements. Likewise, the assets and liabilities of Somerset Financial have been reclassified to assets and liabilities of discontinued operations on the Consolidated Balance Sheets. The 2004 net of tax loss of $2,505,000 from discontinued operations includes a $1,852,000 goodwill impairment loss and $300,000 in costs incurred to sell the business. As the original acquisition of the Somerset Group, Inc. was a tax-free exchange, the goodwill resulting from the transaction was assigned a tax-basis of zero. As the sale resulted in a taxable gain, the Corporation did not record a tax benefit for the goodwill impairment charge. The Corporation recorded tax expense associated with the sale of approximately $981,000 when the transaction closed. Prior to the announced sale, Somerset Financial Services, LLC was included in the Somerset Financial operating segment.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results of operations for Somerset Financial Services, LLC were as follows:

	Years Ended December 31
(Dollars in Thousands)	2004	2003	2002
Non-Interest Income
Somerset Fees	$10,408	$11,900	$10,798
Gain (Loss) on Sale of Fixed Assets	(2)	—	(72)

Total Non-Interest Income	10,406	11,900	10,726

Non-Interest Expense
Salaries and Benefits	7,342	8,717	7,818
Net Occupancy	610	734	717
Equipment	375	440	414
Professional Services	528	93	21
Marketing	139	132	136
Telephone, Supplies, and Postage	234	265	244
Goodwill Impairment Loss	1,852	—	—
Other	416	499	676

Total Non-Interest Expense	11,496	10,880	10,026

Earnings (Loss) before Tax	(1,090)	1,020	700

Income Tax	1,415	443	349

Net Earnings (Loss)	$(2,505)	$577	$351

The following is condensed balance sheet information for Somerset Financial Services, LLC:

(Dollars in Thousands)	December 31, 2003
Assets
Cash	$1
Premises and Equipment	941
Goodwill	6,360
Other Assets	2,277

Total Assets	$9,579

Liabilities
Other Liabilities	$2,602

Total Liabilities	$2,602

On January 13, 2003, First Indiana acquired Carmel, Indiana-based MetroBanCorp through a merger. MetroBanCorp was the holding company for MetroBank, with assets of $196,000,000 and seven offices in Carmel, Fishers, and Noblesville, Indiana. The acquisition was accounted for using the purchase method of accounting, and accordingly, the financial results of the acquired entity were included in First Indiana’s consolidated financial statements from the January 13, 2003, acquisition date. In the merger, MetroBanCorp shareholders received $17.00 in cash in exchange for each share of MetroBanCorp stock. The cost of the acquisition was approximately $37,500,000. Goodwill of $23,997,000, a core deposit intangible of $4,357,000, and a non-compete agreement intangible of $1,000,000 were recorded in connection with the merger. The

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill has been assigned to the community bank segment. The weighted average life of the core deposit intangible and the non-compete agreement intangible were 7.2 years and 1.5 years, respectively. The weighted average life of these intangible assets in total was 6.1 years.

(3) Loan Servicing Rights, Goodwill, and Other Intangible Assets

The following table shows the change in the carrying amount of capitalized loan servicing rights.

	Years Ended December 31
(Dollars in Thousands)	2004	2003	2002
Balance at Beginning of Period	$5,985	$9,065	$9,819
Additions	431	1,612	2,288
Amortization of Servicing Rights	(1,780)	(2,306)	(2,585)
Change in Valuation Reserves	(376)	(2,386)	(457)

Balance at End of Period	$4,260	$5,985	$9,065

The following table shows the changes in the valuation allowance for loan servicing rights in 2004, 2003, and 2002.

	Years Ended December 31
(Dollars in Thousands)	2004	2003	2002
Balance at Beginning of Period	$2,915	$529	$72
Net Additions	376	2,386	457

Balance at End of Period	$3,291	$2,915	$529

Consumer loans serviced for others amounted to $225,467,000 and $298,699,000 at December 31, 2004 and 2003, respectively. Residential loans serviced for others amounted to $95,527,000 and $134,221,000 at December 31, 2004 and 2003, respectively.

The estimated fair value of loan servicing rights was $4,931,000 and $6,786,000 at December 31, 2004 and 2003, respectively. Projected annual servicing rights amortization for the years 2005 through 2009 is $1,402,000, $1,165,000, $949,000, $775,000, and $634,000, respectively.

The following table shows changes in the carrying amount of goodwill (excluding the Somerset Financial goodwill which was reclassified in assets of discontinued operations) for the years ended December 31, 2004 and 2003 all of which is assigned to the community bank segment.

(Dollars in Thousands)	Goodwill
Balance as of January 1, 2003	$6,685
Addition Due to MetroBanCorp Acquisition	23,997

Balance as of December 31, 2003	30,682
Changes during the year	—

Balance as of December 31, 2004	$30,682

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the carrying amount of other intangible assets at December 31, 2004 and 2003.

(Dollars in Thousands)	Core Deposit Intangible	Non-compete Agreement Intangible	Total
Gross Carrying Amount	$4,357	$1,000	$5,357
Less: Accumulated Amortization	(788)	(667)	(1,455)

Net Carrying Amount as of December 31, 2004	$3,569	$333	$3,902

Amortization recognized in 2004	$385	$333	$718

Gross Carrying Amount	$4,357	$1,000	$5,357
Less: Accumulated Amortization	(403)	(333)	(736)

Net Carrying Amount as of December 31, 2003	$3,954	$667	$4,621

Amortization recognized in 2003	$403	$333	$736

Projected annual intangible amortization for the years 2005 through 2009 is $696,000, $342,000, $321,000, $300,000, and $280,000, respectively.

(4) Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale and the related unrealized gains and losses were as follows.

	December 31, 2004				December 31, 2003
	Amortized Cost	Gross Unrealized		Fair Value (Book Value)	Amortized Cost	Gross Unrealized		Fair Value (Book Value)
(Dollars in Thousands)		Gains	Losses			Gains	Losses
U.S. Government Treasuries, Agencies & Other	$137,702	$579	$1,013	$137,268	$127,533	$3,466	$456	$130,543
Mortgage-Backed Securities
FHLMC	57,575	190	1,614	56,151	53,148	307	547	52,908
FNMA	24,307	121	578	23,850	31,872	309	179	32,002

Total	$219,584	$890	$3,205	$217,269	$212,553	$4,082	$1,182	$215,453

U.S. Government Treasuries, Agencies and Other includes $1,165,000 and $1,398,000 of Fannie Mae and Freddie Mac preferred stock at December 31, 2004 and 2003, respectively.

Securities totaling $206,076,000 were pledged as collateral for repurchase agreements, letters of credit, the Federal Reserve Bank discount window line of credit and the treasury, tax, and loan account on December 31, 2004.

The maturity distribution of debt securities is shown below. The distribution of mortgage-backed securities is based on average expected maturities. Actual maturities might differ because issuers may have the right to call or prepay obligations.

	December 31, 2004
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in one year or less	$70,457	$70,997
Due after one year through five years	69,739	68,847
Due after five years through ten years	77,218	75,256
Due after ten years	2,170	2,169

Total	$219,584	$217,269

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realized gains and losses related to securities available for sale for each of the three years ended December 31 were as follows.

(Dollars in Thousands)	2004	2003	2002
Realized Gains	$280	$7	$312
Realized Losses	—	—	—
Other-Than-Temporary Impairment Losses	(299)	—	—

Net Investment Securities Gains (Losses)	$(19)	$7	$312

Other-than-temporary impairment losses of $299,000 were recognized in 2004 on the Bank’s holdings of Fannie Mae and Freddie Mac preferred stock. This preferred stock was sold in the first quarter of 2005.

For securities with unrealized losses at December 31, 2004 and December 31, 2003, the following schedules identify the length of time (in consecutive months) these securities’ fair values have been below their amortized cost.

	Less than 12 Months		12 Months or Longer		Total
December 31, 2004 (Dollars in Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Treasuries, Agencies & Other	$80,513	$681	$14,750	$332	95,263	$1,013
Mortgage-Backed Securities
FHLMC	35,675	1,051	12,013	563	47,688	1,614
FNMA	12,900	257	6,585	321	19,485	578

Total	$129,088	$1,989	$33,348	$1,216	$162,436	$3,205

	Less than 12 Months		12 Months or Longer		Total
December 31, 2003 (Dollars in Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Treasuries, Agencies & Other	$26,052	$456	$—	$—	26,052	$456
Mortgage-Backed Securities
FHLMC	14,920	547	—	—	14,920	547
FNMA	8,781	179	—	—	8,781	179

Total	$49,753	$1,182	$—	$—	$49,753	$1,182

U.S. Government Treasuries, Agencies & Other. The unrealized losses on the Corporation’s investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle these securities at a price less than the face amount of the investment. Because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

Federal Agency Mortgage-Backed Securities. The unrealized losses on the Corporation’s investments in federal agency mortgage-backed securities were caused by interest rate increases. The Corporation purchased these investments at both premiums and discounts relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the face amount of the Corporation’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Other Investments

Included in other investments are Federal Reserve Bank Stock, Federal Home Loan Bank Stock, and Common Securities in the Corporation’s grantor trusts: First Indiana Capital Trust I and First Indiana Capital Statutory Trust II. The Bank is required by the Federal Reserve Board to own shares of FRB stock. FRB stock, which is a restricted investment security, is carried at its cost. In addition, as a member of the Federal Home Loan Bank of Indianapolis, the Bank is required to own shares of capital stock in the FHLB. FHLB stock is carried at its cost, since it is a restricted investment security. The Bank is required to hold approximately $6,224,000 of FHLB stock. The Corporation’s holdings in FHLB stock are redeemable only upon five years’ notice to the FHLB. In connection with the formation of the capital trusts, Trust I and Trust II issued Common Securities to the Corporation. The Common Securities for each trust are carried at their cost since they are restricted investment securities. The Common Securities are not redeemable until the related subordinated notes are redeemed (according to the subordinated note terms).

The composition of other investments is summarized as follows.

	December 31
(Dollars in Thousands)	2004	2003
FRB Stock	$1,110	$1,110
FHLB Stock	24,173	23,103
Capital Trusts Common Securities	744	744

	$26,027	$24,957

(6) Loans

The composition of loans is summarized as follows.

	December 31
(Dollars in Thousands)	2004	2003
Commercial Loans
Business Loans	$466,703	$515,316
Single-Family Construction Loans	58,680	192,450
Commercial Real Estate Loans	175,145	178,378
Consumer Loans
Home Equity Loans	505,702	591,565
Other Consumer Loans	14,909	20,460
Residential Mortgage Loans	279,051	316,822

	$1,500,190	$1,814,991

Loans are net of deferred costs and net unearned discounts of $7,353,000 and $8,591,000 at December 31, 2004 and 2003, respectively.

The weighted average yield on loans was 5.91 percent and 5.37 percent at December 31, 2004 and 2003, respectively.

Home equity loans totaling $339,595,000, $344,638,000, and $269,534,000 were sold in 2004, 2003, and 2002, respectively. The Bank had $43,493,000, $68,605,000, and $50,072,000 in home equity loans held for sale at December 31, 2004, 2003, and 2002, respectively. The Bank sold $6,481,000, $1,439,000, and $314,000 of residential loans in 2004, 2003, and 2002, respectively. In addition, the Corporation sold $7,285,000 of non-performing residential and home equity loans in the third quarter of 2004 and sold $134,373,000 of residential construction loans in the fourth quarter of 2004.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2004, 2003, and 2002, the Bank transferred $9,749,000, $6,783,000, and $15,980,000, respectively, from loans to other real estate owned.

The geographic distribution of loans at December 31, 2004, is presented below.

Location	Percent
Indiana	61%
Contiguous States	7
California	5
Florida	5
Arizona	3
Other States (less than 3%)	19

Total	100%

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

Information relating to the Bank’s impaired loans is outlined in the tables below.

	December 31
(Dollars in Thousands)	2004	2003
Impaired Loans with Related Specific Allowance	$7,520	$493
Impaired Loans with No Related Specific Allowance	3,647	20,056

Total Impaired Loans	$11,167	$20,549

Specific Allowance on Impaired Loans	$5,045	$493

	Years Ended December 31
	2004	2003	2002
Average Balance of Impaired Loans	$14,648	$22,857	$8,941
Interest Income Recognized on Impaired Loans	1,200	102	1,131

Non-accrual loans totaled $15,905,000 on December 31, 2004, and $31,004,000 on December 31, 2003. Loans past due 90 days or more and still accruing interest totaled $3,859,000 on December 31, 2004, and $4,098,000 on December 31, 2003.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three years ended December 31, 2004, follows.

(Dollars in Thousands)	2004	2003	2002
Balance at Beginning of Year	$53,197	$44,469	$37,135
Charge-Offs	(17,526)	(33,841)	(14,656)
Recoveries	5,951	2,328	1,234

Net Charge-Offs	(11,575)	(31,513)	(13,422)
Provision for Loan Losses	11,550	38,974	20,756
Addition Related to Bank Acquired	—	1,709	—
Transfer to Reserve for Letters of Credit	—	(442)	—

Balance at End of Year	$53,172	$53,197	$44,469

(8) Premises and Equipment

	December 31
(Dollars in Thousands)	2004	2003
Land	$5,706	$6,117
Buildings	13,700	12,470
Leasehold Improvements	1,386	1,611
Furniture and Equipment	21,904	21,411

	42,696	41,609
Accumulated Depreciation	(17,742)	(16,877)

	$24,954	$24,732

(9) Interest-Bearing Deposits

	December 31
(Dollars in Thousands)	2004	2003
Interest-Bearing Demand	$189,911	$217,353
Savings	463,679	400,804
Certificates of Deposit under $100,000	262,168	312,051
Certificates of Deposit $100,000 or Greater	189,736	323,953

	$1,105,494	$1,254,161

Following is a table of maturities for certificates of deposit outstanding at December 31, 2004.

(Dollars in Thousands)	Amount
2005	$291,941
2006	70,367
2007	64,458
2008	21,581
2009	3,414
Thereafter	143

$451,904

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash paid during the year for interest on deposits, advances, and other borrowed money was $32,541,000, $37,563,000, and $53,658,000 for 2004, 2003, and 2002, respectively.

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

Following is a summary of short-term borrowings for each of the three years ended December 31.

(Dollars in Thousands)	2004	2003	2002
Balance at Year-End	$162,208	$147,074	$170,956
Average during the Year	128,676	132,886	126,501
Maximum Month-End Balance	162,208	156,912	175,114
Weighted Average Rate during the Year	1.18%	1.05%	1.63%
Weighted Average Rate at Year-End	1.68	0.85	1.16

At December 31, 2004, the Bank had $80,000,000 in unused lines of credit available from local financial institutions for borrowing federal funds. There are no fees associated with these lines. In addition, at December 31, 2004, the Corporation had a $10,000,000 unused revolving line of credit on which it paid $25,000 in fees in 2004.

(11) Federal Home Loan Bank Advances and Subordinated Debt

Each Federal Home Loan Bank is authorized to make advances to its member institutions, subject to their regulations and limitations. Scheduled principal repayments of FHLB advances outstanding at December 31, 2004, were as follows.

(Dollars in Thousands)	Amount
2005	$72,650
2006	109
2007	—
2008	10,000
2009	—
Thereafter	31,740

$114,499

FHLB advances outstanding at December 31, 2004, mature from January 2005 through January 2020. Of the $114,499,000 in advances, the FHLB has the option to require the Bank to repay $85,000,000 at certain designated dates. The advances bear fixed or floating rates ranging from 2.46 percent to 8.57 percent. The weighted average interest rate at December 31, 2004 and 2003, was 5.07 percent and 3.30 percent, respectively. The FHLB advances are collateralized with FHLB stock and other qualifying assets totaling $425,183,000. As of December 31, 2004 and 2003, the Bank’s FHLB advances were backed by sufficient collateral. Additionally, the Bank maintains an unused $10,000,000 line of credit with the FHLB.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of subordinated debt at December 31.

(Dollars in Thousands)	2004	2003
Subordinated Notes due November 2013	$22,200	$22,167
Subordinated Notes due October 2032	12,253	12,211
Subordinated Notes due June 2033	12,204	12,156

	$46,657	$46,534

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

The trust preferred securities qualify as Tier 1 capital of the Corporation for regulatory capital purposes. The Corporation formed statutory trusts for the purpose of issuing trust preferred securities. In December 2003, FASB issued a revision of FIN 46 that required the deconsolidation of these statutory trusts. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve issued a proposal to allow the continued inclusion of trust preferred securities in Tier 1 capital. However, there can be no assurance that the Federal Reserve will continue to allow institutions to continue to include trust preferred securities in Tier 1 capital. At December 31, 2004 and 2003, the balance of trust preferred securities, net of discount was $24,457,000 and $24,367,000, respectively.

(12) Income Taxes

Income tax expense attributable to earnings from continuing operations consists of the following.

(Dollars in Thousands)	Current	Deferred	Total
Year Ended December 31, 2004
Federal	$9,888	$(862)	$9,026
State and Local	578	61	639

	$10,466	$(801)	$9,665

Year Ended December 31, 2003
Federal	$6,085	$(4,943)	$1,142
State and Local	586	(848)	(262)

	$6,671	$(5,791)	$880

Year Ended December 31, 2002
Federal	$14,663	$(3,610)	$11,053
State and Local	749	(44)	705

	$15,412	$(3,654)	$11,758

The effective income tax rate for continuing operations differs from the statutory federal corporate tax rate as follows.

	Years Ended December 31
	2004	2003	2002
Statutory Rate	35.0%	35.0%	35.0%
State Income Taxes	1.8	(5.0)	1.6
Nondeductible Expenses	0.4	4.0	0.6
Tax Credits	(1.2)	—	(0.4)
Net Other	—	(2.9)	(0.7)

Effective Rate	36.0%	31.1%	36.1%

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

	December 31
(Dollars in Thousands)	2004	2003
Deferred Tax Assets
Allowance for Loan Losses	$20,340	$21,046
Pension and Retirement Benefits	4,430	4,174
Interest Credited	718	772
Premises and Equipment	—	385
Accrued Compensation	906	653
Loans Held for Sale	2,431	1,805
Non-Accrual of Interest	1,145	1,028
Deposits	116	232
Unrealized Loss on Investments	916	—
Indiana Net Operating Loss Carry Forward	453	620
Other	103	118

	31,558	30,833

Deferred Tax Liabilities
Loan Servicing Rights	1,607	2,335
FHLB Stock Dividends	1,257	889
Net Deferred Loan Fees	2,876	3,647
Unrealized Gain on Investments	—	1,143
Core Deposit Intangible	1,346	1,543
Premises and Equipment	256	—
Other	231	153

	7,573	9,710

Net Deferred Tax Assets	$23,985	$21,123

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. Included in the deferred tax asset as of December 31, 2004, are Indiana net operating loss carry forwards that will expire in 2018.

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bad debt reserves are used for any purpose other than to absorb bad debt losses, or (4) there is a change in tax law.

Cash paid during the year for income taxes was $5,470,000, $7,173,000, and $14,402,000 for 2004, 2003, and 2002, respectively.

(13) Shareholders’ Equity, Regulatory Capital, and Dividend Restrictions

In April 2003, the Corporation’s Board of Directors authorized the repurchase from time-to-time of up to $10,000,000 in the Corporation’s outstanding common stock. At December 31, 2004, $2,510,000 of outstanding common stock had been repurchased under this authorization.

In December 2004, the Corporation purchased and retired 1,730,000 of its common shares, or approximately 11.0 percent of shares outstanding, at $23.50 per share pursuant to a self-tender offer, reducing shareholders’ equity by $40,901,000.

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Federal Deposit Insurance Corporation Improvement Act of 1999 (“FDICIA”) established ratios and guidelines for banks to be considered “well-capitalized.” The Bank exceeds the capital levels set by FDICIA to be considered well-capitalized. The following tables show the Corporation’s and the Bank’s compliance with all capital requirements at December 31, 2004, and December 31, 2003.

	December 31, 2004
(Dollars in Thousands)	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$162,670	8.47%	$76,854	4.00%	N/A	N/A
First Indiana Bank, N.A.	175,910	9.17	76,689	4.00	$95,861	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$162,670	10.79%	$60,295	4.00%	N/A	N/A
First Indiana Bank, N.A.	175,910	11.69	60,193	4.00	$90,289	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$204,141	13.54%	$120,589	8.00%	N/A	N/A
First Indiana Bank, N.A.	195,150	12.97	120,386	8.00	$150,482	10.00%

	December 31, 2003
	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$189,034	8.71%	$86,848	4.00%	N/A	N/A
First Indiana Bank, N.A.	172,184	8.06	85,442	4.00	$106,803	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$189,034	10.15%	$74,462	4.00%	N/A	N/A
First Indiana Bank, N.A.	172,184	9.29	74,113	4.00	$111,169	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$234,845	12.62%	$148,924	8.00%	N/A	N/A
First Indiana Bank, N.A.	195,721	10.56	148,226	8.00	$185,282	10.00%

The Corporation is not subject to any bank regulatory restrictions on the payment of dividends to its shareholders although Federal Reserve Board policy and capital maintenance requirements may impose practical limits on the amount of dividends that can be paid. However, applicable laws and regulations limit the amount of dividends the Bank may pay. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Bank Act) plus retained net profits for the preceding two years. Due to the payment of an $11,000,000 special dividend in January 2003 (to partially fund the acquisition of MetroBanCorp), the Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2004, not to exceed $19,000,000. The Bank paid dividends of $16,000,000 to the Corporation in 2004. The Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2003, not to exceed $28,571,000. The Bank paid dividends of $21,440,000 to the Corporation in 2003. The Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2005, not to exceed $20,000,000.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14) Commitments and Contingencies

At December 31, 2004 and 2003, the Bank had the following outstanding commitments to fund loans.

	December 31
(Dollars in Thousands)	2004	2003
Commitments to Fund:
Business Loans	$241,771	$165,278
Consumer Loans
Home Equity Loans	175,421	183,105
Other	1,440	1,350
Residential Mortgage Loans	—	1,548
Single-Family Construction Loans	44,894	182,580
Commercial Real Estate Loans	88,128	89,228

	$551,654	$623,089

Of the commitments to fund loans at December 31, 2004, substantially all are commitments to fund variable-rate products.

At December 31, 2004, the Bank had approximately $5,637,000 in commitments to repurchase convertible adjustable rate mortgage loans from third-party investors. If the borrower under any of these loans elects to convert the loan to a fixed rate loan, the investor has the option to require the Bank to repurchase the loan. If the investor exercises this option, the Bank sets a purchase price for the loan which equals its market value, and immediately sells the loan in the secondary market. Thus, the Bank incurs minimal interest rate risk upon repurchase because of the immediate resale.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant instruments impacted for the Corporation are standby letters of credit. Standby letters of credit are contingent commitments issued by the Corporation to support the obligations of a customer to a third party. Standby letters of credit are issued to support public and private financing, and other financial or performance obligations of customers. The credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers and, as such, is collateralized when necessary. As of December 31, 2004 and December 31, 2003, the Corporation had issued $44,085,000 and $51,284,000, respectively, in standby letters of credit, predominately with remaining terms of three years or less. In accordance with FIN 45, the Corporation has recognized a liability at December 31, 2004 and December 31, 2003, of $337,000 and $216,000 respectively, relating to these commitments. At December 31, 2004 and December 31, 2003, the Corporation had a reserve of $442,000 for standby letters of credit. Prior to the adoption of FIN 45, commitments related to standby letters of credit were considered by the Corporation in determining the adequacy of the allowance for loan losses.

The Bank maintains back up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit. Due to a return on asset performance target in the back up facilities not being met at December 31, 2004, the Bank has pledged collateral totaling $24,849,000 at December 31, 2004.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

First Indiana Corporation is the guarantor on a lease of Somerset CPAs, P.C. dated November, 2000 for its office space. First Indiana had been the guarantor on this lease for its subsidiary, Somerset Financial Services, LLC. On October 25, 2004, First Indiana Corporation sold substantially all of the assets of Somerset Financial Services to Somerset CPAs pursuant to an Asset Purchase Agreement. As part of this agreement, Somerset CPAs assumed liability for the office lease. However, First Indiana remains the guarantor until the lease expires in 2012. The maximum potential future lease payments the Corporation could be required to pay under the guarantee are $5,777,000.

The Corporation is a limited partner in three low income housing developments that are not consolidated into these financial statements. As of December 31, 2004, the Corporation’s investment in these partnerships was $1,222,000 with a future funding commitment of $773,000. The maximum risk of loss is equal to the Corporation’s recorded investment in these partnerships plus the future funding commitment.

Rental Obligations—Obligations under non-cancelable operating leases (excluding the guarantee on the Somerset CPAs lease) at December 31, 2004, require minimum future payments of $5,967,000 in 2005, $5,129,000 in 2006, $2,803,000 in 2007, $2,399,000 in 2008, $1,811,000 in 2009, and $5,846,000 thereafter. Minimum future payments have not been reduced by minimum sublease rental income of $45,000 receivable in the future under non-cancelable subleases. Operating lease expenses were $6,426,000, $6,397,000, and $5,471,000 for 2004, 2003, and 2002, respectively.

Other Contingencies—Lawsuits and claims are pending in the ordinary course of business on behalf of and against First Indiana. In the opinion of management, adequate provision has been made for these items in the Consolidated Financial Statements.

(15) Employee Benefit Plans

Retirement Plans—First Indiana is a participant in the Financial Institutions Retirement Fund (“FIRF”). This is a multi-employer defined benefit pension plan; separate actuarial valuations are not made with respect to each participating employer. According to FIRF administrators, plan contributions of $2,255,000 and $1,793,000 are required for the plan years beginning July 1, 2004, and July 1, 2003, respectively. The accrued contribution liability was $430,000 and $115,000 at December 31, 2004, and December 31, 2003, respectively. First Indiana’s pension expense under this plan was $1,992,000, $1,437,000, and $537,000 for 2004, 2003, and 2002, respectively.

First Indiana has a voluntary savings plan for eligible employees which qualifies under Section 401(k) of the Internal Revenue Code. Employees can participate by designating a portion of their compensation to be contributed to the plan. First Indiana in turn matches employee contributions in such uniform amounts or percentages as annually determined by the employer. The Corporation’s expenses under its plan for matching contributions in 2004, 2003, and 2002 were $277,000, $259,000, and $254,000, respectively.

The Corporation and the Bank maintain supplemental pension benefit plans covering certain of their senior officers and certain senior officers of the Bank’s Mooresville and Rushville divisions. These supplemental benefit plans provide benefits for their participants that normally would be paid under FIRF but are precluded from being so paid by limitations under the Internal Revenue Code. In the case of some participants, benefits are provided in excess of those that normally would be paid under FIRF. All supplemental pension benefit plans use a December 31 measurement date. Unrecognized prior service amounts and unrecognized net gains or losses are amortized using the straight-line method. The funded status of these non-qualified retirement plans and

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

supplemental benefit plans and the amounts relating thereto reflected in the accompanying consolidated balance sheets are as follows.

	Years Ended December 31
(Dollars in Thousands)	2004	2003	2002
Change in Projected Benefit Obligation
Projected Benefit Obligation at the Beginning of the Year	$10,744	$9,921	$9,434
Service Cost	208	285	236
Interest Cost	623	613	622
Actuarial (Gain) or Loss	(299)	413	(162)
Benefits Paid	(237)	(488)	(209)
Change in Plan Provisions	467	—	—

Projected Benefit Obligation at the End of the Year	$11,506	$10,744	$9,921

Accumulated Benefit Obligation at the End of the Year	$10,263	$8,444	$8,143

Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$—	$—	$—
Benefits Paid	(237)	(488)	(209)
Employer Contributions	237	488	209

Fair Value of Assets at the End of the Year	$—	$—	$—

Net Amount Recognized
Funded Status	$(11,506)	$(10,744)	$(9,921)
Unrecognized Transition Obligation (Asset)	97	110	122
Unrecognized Prior Service Cost	431	—	—
Unrecognized Net (Gain) or Loss	1,005	1,303	890

Net Amount Recognized	$(9,973)	$(9,331)	$(8,909)

Amounts Recognized in the Statement of Financial Position
Accrued Benefit Cost	$(10,263)	$(9,331)	$(8,909)
Intangible Asset	290	—	—

Accrued Benefit Cost	$(9,973)	$(9,331)	$(8,909)

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets:
Projected Benefit Obligation	$11,506	$10,744	$9,921
Accumulated Benefit Obligation	10,263	8,444	8,143
Fair Value of Plan Assets	—	—	—

Weighted Average Assumptions at the End of the Year
Discount Rate	5.75%	6.00%	6.50%
Rate of Compensation Increase	5.00%	5.00%	5.00%

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension cost included in the results of operations is as follows.

	Years Ended December 31
(Dollars in Thousands)	2004	2003	2002
Service Cost	$208	$285	$236
Interest Cost	623	613	622
Expected Return on Plan Assets	—	—	—
Amortization of Net (Gain) or Loss	—	—	—
Amortization of Prior Service Cost	36	—	—
Amortization of Transition Obligation (Asset)	12	12	12

Total FAS 87 Net Periodic Pension Cost	$879	$910	$870
FAS 88 Charges (Credits)
Settlement	—	—	—
Curtailment	—	—	—
Special Termination Benefits	—	—	—

Total	—	—	—

Total Net Periodic Pension Cost	$879	$910	$870

Additional Information
Increase in Minimum Liability Included in Other Comprehensive Income	$—	$—	$—

Weighted Average Assumptions
Discount Rate	6.00%	6.50%	7.00%
Expected Return on Plan Assets	N/A	N/A	N/A
Rate of Compensation Increase	5.00%	5.00%	5.00%

The estimated future pension contributions and pension benefit payments are as follows.

(Dollars in Thousands)
Expected Contributions for Fiscal Year Ending December 31, 2005
Expected Employer Contributions	$976
Expected Employee Contributions	—

Estimated Future Benefit Payments Reflecting Expected Future Service for the Fiscal Years Ending:
December 31, 2005	$976
December 31, 2006	977
December 31, 2007	1,175
December 31, 2008	1,175
December 31, 2009	1,173
December 31, 2010 through December 31, 2014	5,541

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Postretirement Benefits Other Than Pension—The projected benefit obligations for postretirement medical, dental, and life insurance programs for Board members and certain officers of acquired institutions are as follows.

	Years Ended December 31
(Dollars in Thousands)	2004	2003	2002
Change in Accumulated Benefit Obligation
Accumulated Postretirement Benefit Obligation at the Beginning of the Year	$1,041	$937	$842
Service Cost	16	12	11
Interest Cost	74	59	57
Actuarial (Gain) or Loss	205	33	27
Benefits Paid	—	—	—

Accumulated Benefit Obligation at the End of the Year	$1,336	$1,041	$937

Net Amount Recognized
Funded Status	$(1,336)	$(1,041)	$(937)
Unrecognized Transition Obligation (Asset)	—	—	—
Unrecognized Prior Service Cost	—	—	—
Unrecognized Net (Gain) or Loss	(5)	(210)	(271)

Net Amount Recognized	$(1,341)	$(1,251)	$(1,208)

Amounts Recognized in the Statement of Financial Position
Accrued Benefit Cost	$(1,341)	$(1,251)	$(1,208)

Weighted Average Assumptions at the End of the Year
Discount Rate	5.75%	6.00%	6.50%
Rate of Compensation Increase	N/A	N/A	N/A

Assumed Health Care Cost Trend Rates
Health Care Trend Rate Assumed for Next Year	9.00%	5.50%	5.50%
Ultimate Rate	5.50%	5.50%	5.50%
Year that the Ultimate Rate is Reached	2011	2003	2002

In May 2004, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP provides guidance on accounting for the effects of the Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D, and the subsidy is expected to offset or reduce the Company’s costs for prescription drug coverage. The FSP is effective for the first interim period beginning after June 15, 2004. The FSP also provides guidance for disclosures concerning the effects of the subsidy for employers when the employer has not yet determined actuarial equivalency. Because of the limited number of persons provided postretirement medical coverage by the Corporation, the impact of this FSP on the Corporation’s financial condition or results of operations is not material. Unrecognized prior service amounts and unrecognized net gains or losses are amortized using the straight-line method.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net periodic benefit cost of postretirement plans are as follows.

	Years Ended December 31
(Dollars in Thousands)	2004	2003	2002
Service Cost	$16	$12	$11
Interest Cost	74	59	57
Expected Return on Plan Assets	—	—	—
Amortization of Net (Gain) or Loss	—	(28)	(35)
Amortization of Prior Service Cost	—	—	—
Amortization of Transition Obligation (Asset)	—	—	—

Total Net Periodic Benefit Cost	$90	$43	$33

Weighted Average Assumptions
Discount Rate	6.00%	6.50%	7.00%
Expected Return on Plan Assets	N/A	N/A	N/A
Rate of Compensation Increase	N/A	N/A	N/A

Assumed Health Care Cost Trend Rates
Health Care Trend Rate Assumed for Current Year	9.00%	5.50%	5.50%
Ultimate Rate	5.50%	5.50%	5.50%
Year that the Ultimate Rate is Reached	2011	2003	2002

Assumed health care cost trend rates affect amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects.

	One Percentage Point
(Dollars in Thousands)	Increase	Decrease
Effect on total of service and interest cost components	$11	$(10)
Effect on postretirement benefit obligation	147	(127)

The estimated future postretirement medical, dental, and life insurance programs contributions and benefit payments are as follows.

(Dollars in Thousands)
Expected Contributions for Fiscal Year Ending December 31, 2005
Expected Employer Contributions	$71
Expected Employee Contributions	—

Estimated Future Benefit Payments Reflecting Expected Future Service for the Fiscal Years Ending:
December 31, 2005	$71
December 31, 2006	74
December 31, 2007	87
December 31, 2008	89
December 31, 2009	91
December 31, 2010 through December 31, 2014	485

Fixed Stock Option Plans—Under the 2002 Stock Incentive Plan, First Indiana is authorized to grant awards (which may be options, restricted stock, or specified other stock-based awards) to its employees, directors, and consultants for up to 2,625,000 shares of common stock. This includes 1,649,771 shares which may be issued only to the extent they are not issued pursuant to grants made before April 30, 2002, under the following plans

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that were discontinued on that date: the 1991 First Indiana Stock Option and Incentive Plan, the First Indiana 1992 Directors’ Stock Option Plan, the First Indiana Corporation 1998 Stock Incentive Plan, and the Somerset Group, Inc. 1991 and 1998 Stock Incentive Plans. In the case of all options heretofore granted under the 2002 Plan and the prior plans, the option’s maximum term has been five years or ten years and each option has fully vested at the end of a period ranging from one to five years from the date of grant. The 2002 Plan authorizes the issuance of stock options for an exercise price which is less than the market value of the option stock on the date of grant. Under the 2002 Plan and the prior plans, optionees may elect to fund their option exercises with stock they currently own. In that event, the Corporation either cancels the stock certificates received from the optionee in the stock swap transaction or issues a new certificate for the net number of additional shares. Shares exchanged in the swap transaction must have been held by the optionee for a period of at least six months before the swap transaction. In addition to the options outstanding at December 31, 2004, 881,696 shares of common stock were available for future grants or awards under the 2002 Plan.

The following table summarizes information about stock options outstanding at December 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2004	Weighted Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable at December 31, 2004	Weighted Average Exercise Price
$ 0.00 – $ 5.00	—	—	$—	—	$—
5.01 – 10.00	31,813	0.67	8.52	31,813	8.52
10.01 – 15.00	174,378	2.49	12.85	171,253	12.82
15.01 – 20.00	832,253	6.60	18.20	411,164	17.98
20.01 – 22.00	36,296	6.55	20.98	18,796	21.32

5.01 – 22.00	1,074,740	5.76	17.14	633,026	16.21

A summary of the status of First Indiana’s fixed stock option plans as of December 31, 2004, 2003, and 2002, and changes during the years then ended is presented below.

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at Beginning of Year	1,436,269	$16.74	1,495,738	$16.43	1,276,769	$14.36
Granted	123,750	19.71	180,600	18.14	488,208	18.38
Exercised	(172,915)	13.46	(82,902)	10.84	(233,773)	9.01
Surrendered	(312,364)	18.36	(157,167)	18.49	(35,466)	17.81

Outstanding at End of Year	1,074,740	17.14	1,436,269	16.74	1,495,738	16.43

Options Exercisable at Year-End	633,026		759,190		715,869

Weighted Average Fair Value of Options Granted During the Year	$4.30		$3.38		$5.54

Of the 312,364 stock options surrendered in 2004, 217,581 were related to the sale of Somerset Financial assets.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance-Based Stock Plans—Under the 2002 Stock Incentive Plan, First Indiana is authorized to grant awards which may be options, restricted stock, or specified other stock-based awards to employees, directors, and consultants. The Corporation adopted the 2004 Executive Compensation Plan subject to shareholder approval which, if approved, will replace the 2002 Stock Incentive Plan. Restricted stock awards are subject to forfeiture upon either failure to meet certain specified performance objectives or continuous employment is interrupted or terminated within the vesting period of the award. These awards vest over terms ranging from three to eight years. A summary of the status of First Indiana’s restricted stock awards as of December 31, 2004, 2003, and 2002, and changes during the years ended on those dates is presented below.

	2004	2003	2002
Outstanding at Beginning of Year	114,909	—	46,009
Granted	93,750	126,909	—
Forfeited	(24,912)	(12,000)	(46,009)

Outstanding at End of Year	183,747	114,909	—

Award Expense	$1,015,000	$453,000	$(1,095,000)

In October 2004, the Compensation Committee of the Board of Directors entered into deferred shares agreements with an officer of First Indiana. Under the 2002 Stock Incentive Plan, these agreements awarded 20,000 deferred shares of First Indiana common stock. These deferred shares will vest and become issuable at the expiration of restricted periods ending December 31, 2006, the achievement of specified performance objectives, and the completion of continuous employment during the restricted periods. No expense was recognized for these awards in 2004.

Employees’ Stock Purchase Plans— Under the Corporation’s Employees’ Stock Purchase Plan, all full-time employees and directors are eligible to participate after satisfying the applicable employment period. Approximately 38 percent of eligible employees participated in the plan in 2004. Under the terms of the Plan, employees and directors can choose to have up to 10 percent of their annual base earnings or director’s fees withheld to purchase the Corporation’s common stock. The Corporation matches the employee contribution at a ratio of either one to four (25 percent) or one to three (33 percent) according to the criteria specified within the plan. The contributions are paid to a trustee, who purchases the Corporation’s stock bi-weekly at the then prevailing market price. This plan is not a compensatory plan. First Indiana’s matching contributions were $182,000, $165,000, and $184,000 for the years ended 2004, 2003, and 2002, respectively.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16) Parent Company Only Statements

Condensed Balance Sheets

	December 31
(Dollars in Thousands)	2004	2003
Assets
Cash and Due from Banks	$1	$2
Certificate of Deposit with the Bank	500	500
Due from the Bank	6,665	30,012
Investment in the Bank	209,096	209,308
Investment in Somerset Financial	1	12,572
Investment in Grantor Trusts	744	744
Other Assets	3,327	4,265

Total Assets	$220,334	$257,403

Liabilities
Subordinated Notes	$46,657	$46,534
Other Liabilities	1,534	1,975

Total Liabilities	48,191	48,509
Shareholders’ Equity	172,143	208,894

Total Liabilities and Shareholders’ Equity	$220,334	$257,403

Condensed Statements of Earnings

	Years Ended December 31
(Dollars in Thousands)	2004	2003	2002
Income
Dividends from the Bank	$16,000	$21,440	$22,400
Distributions from Somerset Financial	5,405	—	—
Income from Investments	53	47	13
Non-Interest Income	3,277	285	82

Total Income	24,735	21,772	22,495
Expense
Interest Expense	3,369	1,532	150
Non-Interest Expense	3,064	4,392	1,390

Total Expense	6,433	5,924	1,540

Earnings before Income Taxes	18,302	15,848	20,955
Income Tax Benefit	(1,287)	(2,106)	(481)

Earnings before Equity in Undistributed Net Earnings of Subsidiaries	19,589	17,954	21,436
Equity in Undistributed Net Earnings of the Bank	2,942	(16,126)	(698)
Equity in Undistributed Net Earnings of Somerset Financial	(7,853)	701	442

Net Earnings	$14,678	$2,529	$21,180

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Years Ended December 31
(Dollars in Thousands)	2004	2003	2002
Cash Flows from Operating Activities
Net Earnings	$14,678	$2,529	$21,180
Adjustments to Reconcile Net Earnings to Net Cash (Used) Provided by Operating Activities
Equity in Undistributed Earnings	4,911	15,425	256
Amortization of Stock Plans	1,147	321	(603)
Tax Benefit of Option Compensation	398	103	641
Stock Compensation	119	324	—
Change in Other Liabilities	100	1,649	44
Change in Due from the Bank and Other Assets	23,165	(4,755)	(23,583)

Net Cash (Used) Provided by Operating Activities	44,518	15,596	(2,065)

Cash Flows from Investing Activities
Investment in Equity Security	—	(372)	(372)
Investment in Limited Partnership	(572)	—	—
Acquisition of MetroBanCorp	(8)	(36,805)	—
Acquisition of Somerset Financial	—	(7)	(127)
Disposition of Somerset Financial	6,000	—	—

Net Cash Used by Investing Activities	5,420	(37,184)	(499)

Cash Flows from Financing Activities
Issuance of Subordinated Notes	—	34,295	12,162
Stock Option Proceeds	1,988	542	1,728
Purchase of Treasury Stock - Net	(399)	(2,936)	(1,342)
Payment for Fractional Shares	—	—	(11)
Common Stock Issued under Deferred Compensation Plan	(58)	(35)	(17)
Purchase of Common Stock	(40,901)	—	—
Dividends Paid	(10,569)	(10,277)	(9,956)

Net Cash (Used) Provided by Financing Activities	(49,939)	21,589	2,564

Net Change in Cash and Cash Equivalents	(1)	1	—
Cash and Cash Equivalents at the Beginning of the Year	502	501	501

Cash and Cash Equivalents at the End of the Year	$501	$502	$501

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents—For cash and equivalents, the carrying amount is a reasonable estimate of fair value.

Securities Available for Sale—For securities, fair values are based on quoted market prices or dealer quotes.

Other Investments—Federal Home Loan Bank (“FHLB”) stock is valued at its cost because it is a restricted investment security that can only be sold to other FHLB member institutions or redeemed by the FHLB. Federal Reserve Bank stock is also valued at its cost because it is a restricted investment security that can only be sold to other FRB member institutions or redeemed by the FRB. Capital securities issued by Trust I and Trust II are valued at cost since they may only be redeemed by the grantor trust that issued them.

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

Commitments to Extend Credit and Standby Letters of Credit—The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also includes the difference between current levels of interest rates and the committed rates. The fair value of guaranties and standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Fair Value of Financial Instruments

	December 31, 2004		December 31, 2003
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and Cash Equivalents	$95,151	$95,151	$60,304	$60,304
Securities Available for Sale	217,269	217,269	215,453	215,453
Other Investments	26,027	26,027	24,957	24,957
Loans
Business	436,416	436,382	484,867	486,678
Consumer	512,256	513,329	601,562	605,912
Residential Mortgage	278,638	281,213	316,166	318,898
Single-Family Construction	58,064	58,064	186,652	186,652
Commercial Real Estate	173,433	174,490	176,978	179,703

Liabilities
Deposits
Non-Interest-Bearing Demand Deposits	265,203	265,203	235,811	235,811
Interest-Bearing Demand Deposits	189,911	189,911	217,353	217,353
Savings	463,679	463,679	400,804	400,804
Certificates of Deposit under $100,000	262,168	264,512	312,051	323,625
Certificates of Deposit $100,000 or Greater	189,736	190,051	323,953	326,125

Borrowings
Short-Term Borrowings	162,208	162,208	147,074	147,074
FHLB Advances	114,499	116,989	265,488	271,144
Subordinated Notes	46,657	48,698	46,534	50,190

Off-Balance-Sheet Instruments Commitments to Extend Credit and Standby Letters of Credit	337	1,226	216	3,554

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18) Segment Reporting

In 2004, the Corporation changed its segment presentation. Prior period segment information has been reclassified to conform to this new presentation. The Corporation’s allocation methodology was expanded to a more robust model and loan and deposit operations were centralized in non-segment. Prior to its classification as discontinued operations, Somerset Financial was disclosed as a separate segment. The Corporation’s business units are primarily organized to operate in the financial services industry and are determined by the products and services offered. The community bank segment includes the Bank’s branch network, investment and insurance subsidiary, the trust division, and home equity, installment, and residential loans originated and purchased for the Bank’s portfolio. The community bank segment also includes business, single-family construction, and commercial real estate loans, and traditional cash management services for business customers. The consumer finance bank segment originates and sells home equity loans and holds home equity loans originated for sale. Non-segment includes investment portfolio management, the servicing of all loans and deposits, the parent company activities and other items not directly attributable to a specific segment. Revenues in the Corporation’s segments are generated from loans, loan sales, and fee income. There are no foreign operations.

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Reporting(1)

(Dollars in Thousands)	Community Bank	Consumer Finance Bank	Non-Segment	2004 Consolidated Totals
Average Segment Assets	$1,633,142	$62,351	$379,568	$2,075,061
Net Interest Income (Expense) (2)	69,170	3,206	(2,935)	69,441
Provision for Loan Losses	(11,550)	—	—	(11,550)
Non-Interest Income	27,612	10,500	2,323	40,435
Intangible Amortization	(718)	—	—	(718)
Other Non-Interest Expense	(31,685)	(3,693)	(35,382)	(70,760)
Intersegment Income (Expense) (3)	(18,452)	596	17,856	—

Earnings (Loss) from Continuing Operations before Income Taxes	$34,377	$10,609	$(18,138)	$26,848

	Community Bank	Consumer Finance Bank	Non-Segment	2003 Consolidated Totals
Average Segment Assets	$1,811,187	$83,965	$322,594	$2,217,746
Net Interest Income (Expense) (2)	86,345	3,998	(13,443)	76,900
Provision for Loan Losses	(38,974)	—	—	(38,974)
Non-Interest Income	24,830	10,537	2,296	37,663
Intangible Amortization	(736)	—	—	(736)
Other Non-Interest Expense	(29,592)	(3,659)	(38,770)	(72,021)
Intersegment Income (Expense) (3)	(14,489)	(1,174)	15,663	—

Earnings (Loss) from Continuing Operations before Income Taxes	$27,384	$9,702	$(34,254)	$2,832

	Community Bank	Consumer Finance Bank	Non-Segment	2002 Consolidated Totals
Average Segment Assets	$1,783,524	$19,028	$281,740	$2,084,292
Net Interest Income (Expense) (2)	92,974	1,079	(20,273)	73,780
Provision for Loan Losses	(20,756)	—	—	(20,756)
Non-Interest Income	24,029	7,453	4,556	36,038
Intangible Amortization	—	—	—	—
Other Non-Interest Expense	(23,511)	(3,327)	(29,637)	(56,475)
Intersegment Income (Expense) (3)	(15,128)	(1,125)	16,253	—

Earnings (Loss) from Continuing Operations before Income Taxes	$57,608	$4,080	$(29,101)	$32,587

(1)	In 2004, the Corporation changed its segment presentation. The allocation methodology was expanded to a more robust model and loan and deposit operations were centralized in non-segment. Prior period segment information has been reclassified to conform to this new presentation.

(2)	The net interest income amounts in the segment results reflect the actual interest income and expense from segment activities and amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.

(3)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are eliminated from the Corporation’s actual results.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19) Interim Quarterly Results (Unaudited)

(Dollars in Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Total Interest Income	$26,116	$25,077	$25,592	$24,859
Net Interest Income	17,626	17,127	17,769	16,919
Provision for Loan Losses	3,000	3,250	5,300	—
Non-Interest Income	9,870	11,691	9,847	9,027
Non-Interest Expense	17,826	17,606	20,379	15,667
Earnings from Continuing Operations, Net of Taxes	4,254	5,065	1,307	6,557
Earnings (Loss) from Discontinued Operations, Net of Taxes	1,151	(62)	(2,526)	(1,068)
Net Earnings (Loss)	5,405	5,003	(1,219)	5,489
Basic Earnings (Loss) Per Share
Earnings from Continuing Operations, Net of Taxes	0.28	0.32	0.08	0.42
Earnings (Loss) from Discontinued Operations, Net of Taxes	0.07	—	(0.16)	(0.07)
Net Earnings (Loss)	0.35	0.32	(0.08)	0.35
Diluted Earnings (Loss) Per Share
Earnings from Continuing Operations, Net of Taxes	0.27	0.32	0.08	0.42
Earnings (Loss) from Discontinued Operations, Net of Taxes	0.07	—	(0.16)	(0.07)
Net Earnings (Loss)	0.34	0.32	(0.08)	0.35

2003
Total Interest Income	$30,148	$29,533	$27,651	$26,998
Net Interest Income	19,541	20,250	18,779	18,330
Provision for Loan Losses	6,237	16,091	13,548	3,098
Non-Interest Income	9,221	10,003	10,263	8,176
Non-Interest Expense	17,031	16,990	18,642	20,094
Earnings (Loss) from Continuing Operations, Net of Taxes	3,507	(1,610)	(2,122)	2,177
Earnings (Loss) from Discontinued Operations, Net of Taxes	1,221	(113)	(326)	(205)
Net Earnings (Loss)	4,728	(1,723)	(2,448)	1,972
Basic Earnings (Loss) Per Share
Earnings (Loss) from Continuing Operations, Net of Taxes	0.22	(0.10)	(0.14)	0.14
Earnings (Loss) from Discontinued Operations, Net of Taxes	0.08	(0.01)	(0.02)	(0.01)
Net Earnings (Loss)	0.30	(0.11)	(0.16)	0.13
Diluted Earnings (Loss) Per Share
Earnings (Loss) from Continuing Operations, Net of Taxes	0.22	(0.10)	(0.14)	0.14
Earnings (Loss) from Discontinued Operations, Net of Taxes	0.08	(0.01)	(0.02)	(0.01)
Net Earnings (Loss)	0.30	(0.11)	(0.16)	0.13

PART I

Item 1.	Business

Description of Business

First Indiana Corporation (“First Indiana” or the “Corporation”) is an Indiana corporation formed in 1986. It is the holding company for First Indiana Bank, N.A. (the “Bank”), the largest commercial bank headquartered in Indianapolis. Somerset Financial Services, LLC (“Somerset Financial”), an accounting and consulting firm, was acquired in September 2000 when The Somerset Group, Inc. merged with the Corporation. On October 25, 2004, First Indiana Corporation sold substantially all of the assets of Somerset Financial.

The Corporation had total assets of $1.90 billion at December 31, 2004, a decrease of $294.9 million from $2.19 billion at December 31, 2003. Loans outstanding were $1.50 billion and deposits were $1.37 billion at December 31, 2004.

Effective August 1, 2001, the Bank converted from a federal savings bank to a national bank and First Indiana became a bank holding company registered with the Federal Reserve Board. Effective September 25, 2001, the Federal Reserve Board approved the Corporation’s election to become a financial holding company. As a financial holding company, the Corporation may engage in activities that are financial in nature or incidental to a financial activity. Approximately five years prior to becoming a national bank, the Corporation had begun shifting its business plan and asset management, moving away from emphasizing consumer and mortgage lending to a greater emphasis on commercial lending.

The Bank is engaged primarily in the business of attracting deposits from the general public and originating commercial and consumer loans. The Bank offers a full range of banking services through its offices in central Indiana. The Bank also originates home equity loans in 47 states through Bank loan officers and an independent agent network. The Bank has consumer loan service offices in Indiana, Florida, Illinois, and Ohio. One Investment Partners, a subsidiary of the Bank, holds loans originated outside of Indiana.

On January 13, 2003, the Corporation acquired Carmel, Indiana-based MetroBanCorp through a merger. MetroBanCorp was the holding company for MetroBank, with assets of approximately $196 million and seven offices in Carmel, Fishers, and Noblesville, Indiana. The acquisition was accounted for using the purchase method of accounting, and accordingly, the financial results of the acquired entity are included in the consolidated financial statements from the acquisition date.

First Indiana Corporation common stock is traded on the Nasdaq National Market under the ticker symbol FINB. The principal executive offices are located at 135 North Pennsylvania Street, Suite 2800, Indianapolis, Indiana 46204, and the telephone number is (317) 269-1200. The website address is www.firstindiana.com. The information on the website does not constitute part of this Form 10-K.

Additional information about the Corporation’s business is set forth above under the heading “Financial Review – Overview.”

Business Segments

Information about the Corporation’s business segments is contained in Note 18 of the Notes to the Consolidated Financial Statements under the heading “Financial Review.”

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

The Bank also competes with nonbank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance companies, and governmental organizations, which may offer more favorable terms. Some of these nonbank competitors are not subject to the same extensive regulations that govern banks and bank holding companies. As a result, such nonbank competitors may have advantages over the Bank in providing certain products and services. This competition may reduce or limit margins on banking services, reduce First Indiana’s market share, and adversely affect the Corporation’s earnings and financial condition.

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

There are various statutory restrictions on the ability of the Bank to pay dividends or make other payments to First Indiana Corporation, which are described below. Prior regulatory approval is required if dividends to be declared by the Bank in any year would exceed net earnings of the current year (as defined under the National Bank Act) plus retained net profits for the preceding two years. Due to the payment of an $11,000,000 special dividend in January 2003 (to partially fund the acquisition of MetroBanCorp), the Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2004, not to exceed $19,000,000. The Bank paid dividends of $16,000,000 to the Corporation in 2004. The Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2005, not to exceed $20,000,000.

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

First Indiana, like other bank holding companies, is required to maintain Tier 1 capital and total capital equal to at least 4 percent and 8 percent, respectively, of total risk-weighted assets. As of December 31, 2004, the Corporation met both requirements, with Tier 1 and total capital equal to 10.79 percent and 13.54 percent, respectively, of total risk-weighted assets. The Bank was also in compliance with its applicable minimum capital requirement at December 31, 2004, with Tier 1 capital and total capital equal to 11.69 percent and 12.97 percent, respectively, of its total risk-weighted assets.

The Federal Reserve Board, the FDIC, and the OCC have incorporated market and interest rate risk components into their risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities. The Federal Reserve Board also requires a minimum “leverage ratio” (Tier 1 capital to adjusted average assets) of 3 percent for bank holding companies that have the highest regulatory rating or have implemented the risk-based capital measures for market risk, or 4 percent for holding companies that do not meet either of these requirements. The Bank is subject to similar requirements adopted by the OCC. As of December 31, 2004, the Corporation’s leverage ratio was 8.47 percent, and the Bank’s was 9.17 percent.

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

FDICIA also contains a variety of other provisions that may affect First Indiana’s operations, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, and the requirement that a depository institution give notice to customers and regulatory authorities before closing any branch. As of December 31, 2004, the Bank exceeded the required capital ratios for classification as “well-capitalized.”

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

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the privacy provisions of the Gramm-Leach-Bliley Act, The Fair and Accurate Credit Transactions Act, and the Fair Housing Act, and regulations of the Office of the Comptroller of the Currency. These laws and regulations require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of certain loans to customers.

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

Employees

At December 31, 2004, the Corporation and its subsidiaries employed 617 persons, including part-time employees. Management considers its relations with its employees to be excellent. None of these employees is represented by any collective bargaining group.

Reports on Corporation Website

First Indiana Corporation makes available free of charge through its Internet website the Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after they are electronically filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act. These reports are available by going to the Corporation’s website (www.firstindiana.com) and selecting “Investor Relations” and then “SEC Filings.”

Item 2.	Properties

At December 31, 2004, the Corporation operated through 31 full-service banking centers and three loan origination offices in addition to its headquarters and operations locations. The Corporation leases its headquarters location in downtown Indianapolis and owns the Bank’s operations facilities in Greenwood, Indiana. FirstTrust Indiana, the Bank’s investment advisory and trust division, leases its facility on the north side of Indianapolis. The Corporation leases 16 of the branches and the three origination offices and owns the remaining locations. The aggregate carrying value at December 31, 2004, of the properties owned or leased, including headquarters properties and leasehold improvements at the leased offices, was $16,592,000. See Notes 8 and 14 of the Notes to Consolidated Financial Statements.

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

No matters were submitted to a vote of the Corporation’s security holders during the three months ended December 31, 2004.

Executive Officers of the Registrant

Information about executive officers who are also directors is incorporated by reference to the Corporation’s Proxy Statement under the heading “Proposal No. 1: Election of Directors.”

The following table sets forth information about the executive officers of the Corporation and the Bank, who are not directors of the Corporation or the Bank. All executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name	Position	Age	Year First Elected Officer
William J. Brunner	Vice President, Chief Financial Officer and Treasurer of the Corporation; Chief Financial Officer and Senior Vice President, Financial Management Division of the Bank	45	2000

David A. Lindsey	President, Consumer Finance Bank Division of the Bank	55	1983

David L. Maraman	Chief Credit Officer and Senior Vice President	57	2003

Reagan K. Rick	First Vice President, Legal Counsel and Manager Commercial Banking	43	2004

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

David A. Lindsey has been with the Bank since 1983, and is currently serving as president, consumer finance bank division of the Bank. He oversees the Bank’s national consumer lending operations. These include originations, processing and underwriting, secondary marketing, and loan servicing. In addition, Mr. Lindsey is responsible for the retail branch bank network and the marketing departments of the Bank.

David L. Maraman joined the Bank in July 2003 and serves as the Bank’s chief credit officer. Prior to joining First Indiana, Mr. Maraman served as chairman and chief executive officer of CIB Bank in Indianapolis, Indiana, since March 1998.

Reagan K. Rick joined the Bank in September 2004 and currently serves as legal counsel and manager of commercial banking, which includes commercial lending and treasury management. Previously, he practiced law in Indiana for seven years with a concentration in commercial transactions and served in various lending related capacities at commercial banks for fourteen years.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters

The Corporation’s stock is traded on the Nasdaq National Market under the ticker symbol FINB. As of February 10, 2005, there were approximately 1,581 holders of record of the Corporation’s common stock. The following table contains high and low bid information as reported by Nasdaq.

	2004			2003
	High	Low	Book Value	High	Low	Book Value
First Quarter	$22.19	$18.65	$13.60	$20.37	$15.32	$14.30
Second Quarter	20.60	17.51	13.55	18.45	15.70	13.99
Third Quarter	20.72	18.00	13.39	20.16	17.40	13.51
Fourth Quarter	23.85	19.88	12.28	19.94	17.74	13.44

For restrictions on the Corporation’s and the Bank’s present or future ability to pay dividends, see “Liquidity and Market Risk Management – Liquidity Management” and Note 13 of the “Notes to the Consolidated Financial Statements,” both under the heading “Financial Review” and “Part I, Item 1. Business, Supervision and Regulation.”

For equity compensation plan information, see Note 15 of the “Notes to Consolidated Financial Statements” under the heading “Financial Review.”

The Corporation paid a cash dividend of $0.165 per share outstanding in each of the first three quarters of 2004, $0.18 per share outstanding for the fourth quarter of 2004, and $0.165 per share outstanding in each quarter of 2003. All share and per share data has been restated to reflect the five-for-four stock split declared on January 16, 2002.

ISSUER PURCHASES OF FIRST INDIANA COMMON STOCK

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2004 to October 31, 2004	640	$20.45	—	$7,490,000
November 1, 2004 to November 30, 2004	630	$22.34	—	$7,490,000
December 1, 2004 to December 31, 2004	275	$23.50	1,730,000	$7,490,000

Total	1,545	$23.50	1,730,000	$7,490,000

(1)	Shares of common stock are purchased by the Corporation in the open market and held in trust for certain of the Corporation’s Directors under the Director’s Deferred Fee Plan described in the Corporation’s Proxy Statement. In the fourth quarter of 2004, 1,545 shares were purchased under this plan. At December 31, 2004, $110,000 of outstanding common stock had been repurchased under this plan.

(2)	The Board of Directors has authorized the repurchase from time-to-time of the Corporation’s common stock. The program currently provides for the repurchase of up to $10,000,000 of the Corporation’s common stock. The Board’s authorization has no expiration date. No shares were purchased under this plan in the fourth quarter of 2004. At December 31, 2004, $2,510,000 of common stock had been repurchased under this authorization.

(3)	On October 27, 2004, the Corporation publicly announced a self-tender offer to purchase shares of its common stock, which commenced on November 1, 2004, and expired on December 13, 2004. In connection with this offer, the Corporation purchased 1,730,000 shares of common stock at a price of $23.50 per share.

Item 6.	Selected Financial Data

The information required by this item is shown under the heading “Financial Review - Five-Year Summary of Selected Financial Data.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is shown under the following subheadings of “Financial Review:”

•	Overview

•	Critical Accounting Policies

•	Statement of Earnings Analysis

•	Financial Condition

•	Asset Quality

•	Liquidity and Market Risk Management

•	Capital

•	Impact of Inflation and Changing Prices

•	Impact of Accounting Standards Not Yet Adopted

•	Fourth Quarter Summary

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is shown under the heading “Financial Review - Liquidity and Market Risk Management.”

Item 8.	Financial Statements and Supplementary Data

Information required by this item is shown in “Financial Review” under the headings “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Public Accounting Firm,” and is incorporated by reference to the Corporation’s Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation.” The Corporation’s unaudited quarterly financial information for each of the years in the two-year period ended December 31, 2004 is shown in Note 19 of “Notes to Consolidated Financial Statements” under the heading “Financial Review.”

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

During the fourth quarter of 2004, First Indiana became aware of a material weakness in its internal control over financial reporting related to income tax accounting for an unusual transaction. Consequently, in that quarter First Indiana strengthened its internal controls by hiring a more experienced tax manager and increasing oversight of the tax accounting function. First Indiana is in the process of implementing additional control procedures which include written documentation of tax accounting policies, procedures and controls and the installation of a new tax software system. Management has concluded that with the changes in internal controls made during the quarter there was not a material weakness in internal controls at December 31, 2004.

Based upon their evaluation as of the end of the period covered by this Report on Form 10-K, First Indiana’s chief executive officer and chief financial officer have concluded that the Corporation’s disclosure controls and procedures are effective to ensure that material information relating to the Corporation is made known to management, including the chief executive officer and chief financial officer, particularly during the period when the Corporation’s periodic reports are being prepared.

Management’s report on internal control over financial reporting appears under the heading “Management’s Report on Internal Control over Financial Reporting” under the heading “Financial Review.”

The attestation report of KPMG, an independent registered public accounting firm, on management’s assessment of the Corporation’s internal control over financial reporting appears under the heading “Report of Independent Registered Public Accounting Firm” immediately following “Management’s Report on Internal Control over Financial Reporting” under the heading “Financial Review.”

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item with respect to the directors is incorporated by reference to the Corporation’s Proxy Statement under the heading “Proposal No. 1: Election of Directors” and the information relating to compliance by officers and directors with Section 16(a) is incorporated by reference to the Corporation’s Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this item with respect to the Corporation’s Audit Committee and Audit Committee financial experts is incorporated by reference to the Corporation’s Proxy Statement under the headings “Proposal No. 1: Election of Directors” and “Corporate Governance – Audit Committee.” Additional information about the Company’s executive officers is included in Part I under the heading “Executive Officers of the Registrant.”

The Corporation’s code of ethics that applies to its principal executive officer, principal accounting officer or controller, or persons performing similar functions, and others is posted on its Internet website (www.firstindiana.com) under “Investor Relations,” “Governance.” Disclosures pertaining to amendments to, or waivers from, a provision of this code of ethics will be posted on the Corporation’s Internet website (www.firstindiana.com) under “Investor Relations,” “Governance.”

There were no material changes to the procedures by which security holders of the Corporation may recommend nominees to the Board of Directors since the Corporation’s proxy statement with respect to its 2004 annual meeting of shareholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the material under the headings “Executive Compensation – Summary, - Stock Options, - Long-Term Plan, - Pension Plans, - Employment Agreements and Other Arrangements” and “Corporate Governance – Compensation of Directors” in the Corporation’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the material under the heading “Stock Ownership by Directors, Officers and Certain Shareholders” in the Corporation’s Proxy Statement and is shown in Note 15 of the Notes to the Consolidated Financial Statements under the heading “Financial Review.”

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the material under the heading “Corporate Governance – Certain Transactions” in the Corporation’s Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the material under the headings “Fees to Independent Auditors for 2003 and 2004” and “Engagement of the Independent Auditors and Approval of Services” in the Corporation’s Proxy Statement.

PART IV

I tem 15.	Exhibits and Financial Statement Schedules

      (2) Financial Statement Schedules Required by Regulation S-X

None.

      (3) Exhibits

3	(a)	Articles of Incorporation of First Indiana Corporation, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-K filed on March 12, 2001.

3	(b)	Amended and Restated Bylaws of First Indiana Corporation, as amended by amendment adopted January 21, 2004, and incorporated by reference to Exhibit 3(b) of the Registrant’s Form 10-K filed on March 3, 2004.

4	(a)	Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4(c) of the Registrant’s registration statement on Form S-1, filed as No. 33-46547 on March 20, 1992.

4	(b)	Rights Agreement dated as of November 14, 1997, incorporated by reference to Exhibit 4 of the Registrant’s Form 8-A filed December 2, 1997, and Amendment to Rights Agreement, incorporated by reference to Exhibit 4 of the Registrant’s Form 10-Q filed on May 13, 2002.

10	(a)	First Indiana Bank 1997 Long-Term Management Performance Incentive Plan, incorporated by reference to Exhibit 10(a) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B

10	(b)	First Indiana Corporation 1991 Stock Option and Incentive Plan, incorporated by reference to Exhibit A of the Registrant’s March 20, 1991 Proxy Statement, Pages A-1 to A-8. *B

10	(c)	First Indiana Corporation 1998 Stock Incentive Plan, incorporated by reference to Exhibit 10(c) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B

10	(d)	First Indiana Corporation 1992 Director Stock Option Plan, incorporated by reference to Exhibit A of the Registrant’s March 13, 1992 Proxy Statement, Pages A-1 to A-3. *B

10	(e)	First Indiana Corporation Supplemental Benefit Plan effective May 1, 1997, incorporated by Reference to Exhibit 10(f) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B

10	(f)	First Indiana Corporation Supplemental Benefit Plan Agreement effective May 1, 1997 between the Registrant and Robert H. McKinney, incorporated by reference to Exhibit 10(g) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as amended October 20, 2004 and incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed October 22, 2004. *B

10	(g)	Form of First Indiana Corporation Supplemental Benefit Plan Agreement effective May 1, 1997 between the Registrant and Marni McKinney, incorporated by reference to Exhibit 10(h) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as amended October 20, 2004 and incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K dated October 20, 2004. *B
10	(h)	Form of Supplemental Benefit Plan Agreement effective May 1, 1997 between the Registrant and David A. Lindsey; effective May 6, 2000 between the Registrant and William J. Brunner; and effective July 23, 2003 between the Registrant and David L. Maraman, incorporated by reference to Exhibit 10(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B
10	(i)	Form of Employment Agreement between the Registrant and each of Robert H. McKinney and Marni McKinney, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed October 22, 2004. *B
10	(j)	Form of Employment Agreement between First Indiana Bank and each of William J. Brunner, David A. Lindsey, and David L. Maraman, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed October 22, 2004. *B
10	(k)	The Somerset Group, Inc. 1991 Stock Incentive Plan, incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2001. *B
10	(l)	The Somerset Group, Inc. 1998 Stock Incentive Plan, incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2001. *B
10	(m)	The Somerset Group, Inc. Employee Stock Purchase Plan, incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2001. *B
10	(n)	Agreement and Plan of Merger dated September 4, 2002, by and among MetroBanCorp, Inc. and MetroBank and First Indiana Corporation, FIC Acquisition Corp. and First Indiana Bank, National Association, incorporated by reference, to the Registrant’s Form 8-K filed on September 6, 2002.
10	(o)	Employment Continuation Agreement dated as of December 29, 2003, between the Registrant and Owen B. Melton, Jr., incorporated by reference to Exhibit 10(o) of the Registrant’s Form 10-K filed on March 3, 2004. *B
10	(p)	Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed its Junior Subordinated Indenture dated as of October 30, 2002 as an exhibit. The Registrant hereby agrees to furnish a copy of this Indenture to the Commission upon request.
10	(q)	Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed its Junior Subordinated Indenture dated as of June 26, 2003 as an exhibit. The Registrant hereby agrees to furnish a copy of this Indenture to the Commission upon request.
10	(r)	Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed its Subordinated Indenture dated as of November 14, 2003 as an exhibit. The Registrant hereby agrees to furnish a copy of this Indenture to the Commission upon request.
10	(s)	Form of Employment Agreement between the Registrant and Robert H. Warrington, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated October 20, 2004. *B
10	(t)	Form of First Indiana Corporation Supplemental Benefit Plan Agreement between Registrant and Robert H. Warrington, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed October 22, 2004. *B
10	(u)	First Indiana Corporation 2004 Executive Compensation Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 17, 2005. *B
10	(v)	Form of Revised 2003-2005 Incentive Program, incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed October 22, 2004. *B

10	(w)	Form of 2004-2006 Incentive Program for Robert H. Warrington, incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed October 22, 2004. *B

10	(x)	Form of Restricted Stock Agreement for Revised 2003-2005 Incentive Program, incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed October 22, 2004. *B

10	(y)	Form of Deferred Stock Agreement, incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed October 22, 2004. *B

10	(z)	Form of Restricted Stock Agreement for 2004-2006 Incentive Program, incorporated by reference to Exhibit 10.11 of the Registrant’s Form 8-K filed October 22, 2004. *B

10	(aa)	Asset Purchase Agreement between Registrant and Somerset CPAs, P.C., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated October 25, 2004.

10	(ab)	Asset Purchase Agreement between Registrant and TierOne Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated November 1, 2004.

10	(ac)	Form of Restricted Stock Agreement with William J. Brunner, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated December 22, 2004. *B

10	(ad)	Form of Restricted Stock Agreement with Robert H. Warrington, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated December 22, 2004. *B

10	(ae)	Form of Restricted Stock Agreement with Marni McKinney, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K dated December 22, 2004. *B

10	(af)	Form of Restricted Stock Agreement with David A. Lindsey, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K dated December 22, 2004. *B

10	(ag)	Form of First Amendment to Restricted Stock Agreements by and between the Registrant and David L. Maraman incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated January 3, 2005. *B

21		Subsidiaries of First Indiana Corporation and First Indiana Bank. *A

23		Consent of KPMG LLP. *A

31	(a)	Rule 13a-14(a) Certification of Principal Executive Officer. *A

31	(b)	Rule 13a-14(a) Certification of Principal Financial Officer. *A

32	(a)	Section 1350 Certification of Chief Executive Officer. *A

32	(b)	Section 1350 Certification of Chief Financial Officer. *A

*A		These have been filed as an exhibit to this Form 10-K.
*B		Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDIANA CORPORATION

By:	/s/ MARNI MCKINNEY
Marni McKinney Vice Chairman and Chief Executive Officer (Principal Executive Officer) Date: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following officers and directors on behalf of the Registrant and in the capacities indicated on March 11, 2005.

Officers

By:	/s/ MARNI MCKINNEY	By:	/s/ WILLIAM J. BRUNNER
	Marni McKinney Vice Chairman and Chief Executive Officer (Principal Executive Officer)		William J. Brunner Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors

By:	/s/ GERALD L. BEPKO	By:	/s/ ROBERT H. MCKINNEY
	Gerald L. Bepko		Robert H. McKinney

By:	/s/ ANAT BIRD	By:	/s/ PHYLLIS W. MINOTT
	Anat Bird		Phyllis W. Minott

By:	/s/ PEDRO P. GRANADILLO	By:	/s/ MICHAEL L. SMITH
	Pedro P. Granadillo		Michael L. Smith

By:	/s/ WILLIAM G. MAYS	By:	/s/ ROBERT H. WARRINGTON
	William G. Mays		Robert H. Warrington

By:	/s/ MARNI MCKINNEY
Marni McKinney