Form 10-Q
period 2005-03-31
FIRST INDIANA CORP
filed 2005-05-06
CIK 789670

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2005

or

(   ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the Transition Period from ________ to ________

0-14354
 (Commission File Number)

FIRST INDIANA CORPORATION
 (Exact name of registrant as specified in its charter)

INDIANA
 (State or other jurisdiction of incorporation or organization)

35-1692825
 (IRS Employer Identification Number)

135 NORTH PENNSYLVANIA STREET
SUITE 2800
INDIANAPOLIS, IN 46204
(Address of principal executive office)

(317) 269-1200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act). Yes |X| No |_|

On April 29, 2005, the registrant had 13,958,876 shares of common stock outstanding, $0.01 par value.

FIRST INDIANA CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	March 31 2005	December 31 2004	March 31 2004
Assets
Cash	$ 42,457	$ 52,611	$ 48,446
Interest-Bearing Due from Banks	4,100	42,540	35,463

Cash and Cash Equivalents	46,557	95,151	83,909
Securities Available for Sale	221,539	217,269	212,220
Other Investments	26,285	26,027	25,248
Loans
Business	474,874	466,703	499,688
Commercial Real Estate	166,798	175,145	175,482
Single-Family Construction	67,268	58,680	187,381
Consumer	495,762	520,611	572,546
Residential Mortgage	271,445	279,051	324,709

Total Loans	1,476,147	1,500,190	1,759,806
Allowance for Loan Losses	(49,345)	(53,172)	(53,034)

Net Loans	1,426,802	1,447,018	1,706,772
Premises and Equipment	24,658	24,954	24,349
Accrued Interest Receivable	8,220	8,194	8,602
Loan Servicing Rights	—	4,260	5,716
Goodwill	30,682	30,682	30,682
Other Intangible Assets	3,728	3,902	4,441
Assets of Discontinued Operations	—	—	11,819
Other Assets	43,562	40,806	39,879

Total Assets	$ 1,832,033	$ 1,898,263	$ 2,153,637

Liabilities
Non-Interest-Bearing Deposits	$ 275,142	$ 265,203	$ 261,383
Interest-Bearing Deposits
Demand Deposits	196,331	189,911	176,845
Savings Deposits	457,230	463,679	452,017
Certificates of Deposit	454,591	451,904	595,808

Total Interest-Bearing Deposits	1,108,152	1,105,494	1,224,670

Total Deposits	1,383,294	1,370,697	1,486,053
Short-Term Borrowings	149,175	162,208	123,754
Federal Home Loan Bank Advances	44,443	114,499	250,426
Subordinated Notes	46,688	46,657	46,565
Accrued Interest Payable	2,440	1,818	2,876
Advances by Borrowers for Taxes and Insurance	2,878	1,175	3,070
Liabilities of Discontinued Operations	—	—	2,836
Other Liabilities	30,020	29,066	25,184

Total Liabilities	1,658,938	1,726,120	1,940,764

Shareholders’ Equity
Preferred Stock, $.01 Par Value: 2,000,000 Shares Authorized; None Issued	—	—	—
Common Stock, $.01 Par Value: 33,000,000 Shares Authorized;
Issued: 2005 - 16,033,950 Shares; 2004 - 15,971,870 and 17,576,964 Shares	160	160	176
Capital Surplus	11,505	10,048	48,106
Retained Earnings	191,520	188,424	187,959
Accumulated Other Comprehensive Income (Loss)	(1,386)	(1,398)	1,251
Treasury Stock at Cost: 2005 - 2,094,344 Shares;
2004 - 1,949,087 and 1,923,187 Shares	(28,704)	(25,091)	(24,619)

Total Shareholders’ Equity	173,095	172,143	212,873

Total Liabilities and Shareholders’ Equity	$ 1,832,033	$ 1,898,263	$ 2,153,637

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended March 31
	2005	2004
Interest Income
Interest-Bearing Due from Banks	$ 56	$ 20
Federal Funds Sold	19	—
Securities Available for Sale	1,899	2,179
Dividends on Other Investments	274	344
Loans	21,849	23,572

Total Interest Income	24,097	26,115
Interest Expense
Deposits	5,096	5,391
Short-Term Borrowings	754	286
Federal Home Loan Bank Advances	1,069	1,971
Subordinated Notes	838	841

Total Interest Expense	7,757	8,489

Net Interest Income	16,340	17,626
Provision for Loan Losses	(2,550)	3,000

Net Interest Income After Provision for Loan Losses	18,890	14,626
Non-Interest Income
Deposit Charges	3,791	4,117
Loan Servicing Income (Expense)	9	(86
Loan Fees	550	679
Trust Fees	928	876
Investment Product Sales Commissions	144	633
Sale of Loans	2,545	2,657
Sale of Loan Servicing	(1,708)	—
Net Investment Securities Gain (Loss)	(813)	280
Other	513	715

Total Non-Interest Income	5,959	9,871
Non-Interest Expense
Salaries and Benefits	9,468	10,608
Net Occupancy	1,040	1,042
Equipment	1,346	1,505
Professional Services	1,056	1,133
Marketing	577	547
Telephone, Supplies, and Postage	807	853
Other Intangible Asset Amortization	174	180
OREO Expenses	32	(105)
Other	1,510	2,064

Total Non-Interest Expense	16,010	17,827

Earnings from Continuing Operations	8,839	6,670
Income Taxes	3,217	2,416

Earnings from Continuing Operations, Net of Taxes	5,622	4,254
Discontinued Operations
Earnings from Discontinued Operations	—	1,849
Income Taxes	—	697

Earnings from Discontinued Operations, Net of Taxes	—	1,152

Net Earnings	$ 5,622	$ 5,406

Basic Earnings Per Share
Earnings from Continuing Operations, Net of Taxes	$ 0.41	$ 0.28
Earnings from Discontinued Operations, Net of Taxes	—	0.07

Basic Net Earnings Per Share	$ 0.41	$ 0.35

Diluted Earnings Per Share
Earnings from Continuing Operations, Net of Taxes	$ 0.40	$ 0.27
Earnings from Discontinued Operations, Net of Taxes	—	0.07

Diluted Net Earnings Per Share	$ 0.40	$ 0.34

Dividends Per Common Share	$ 0.180	$ 0.165

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Shareholders’ Equity
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Outstanding Shares	Amount
Balance at December 31, 2004	14,022,783	$160	$ 10,048	$ 188,424	$(1,398)	$(25,091)	$ 172,143
Comprehensive Income:
Net Earnings	—	—	—	5,622	—	—	5,622
Unrealized Gain on Securities Available for Sale of $517
Net of Income Taxes and Reclassification Adjustment of $(498), Net of Income Taxes	—	—	—	—	12	—	12

Total Comprehensive Income							5,634
Dividends on Common Stock - $0.180 per share	—	—	—	(2,497)	—	—	(2,497)
Exercise of Stock Options	62,315	—	797	—	—	—	797
Redemption of Common Stock	(935)	—	(22)	—	—	—	(22)
Tax Benefit of Option Compensation	—	—	172	—	—	—	172
Common Stock Issued under Deferred Compensation Plan	—	—	(5)	—	—	—	(5)
Common Stock to Be Issued under Stock Incentive Plans	—	—	460	(260)	—	—	200
Common Stock Issued under Restricted Stock Plans	700	—	18	(18)	—	—	—
Amortization of Restricted Common Stock	—	—	—	249	—	—	249
Purchase and Retirement of Common Stock	—	—	(21)	—	—	—	(21)
Purchase of Treasury Stock	(149,000)	—	—	—	—	(3,638)	(3,638)
Reissuance of Treasury Stock	3,743	—	58	—	—	25	83

Balance at March 31, 2005	13,939,606	$160	$ 11,505	$ 191,520	$(1,386)	$(28,704)	$ 173,095

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended March 31
	2005	2004
Cash Flows from Operating Activities
Net Earnings	$ 5,622	$ 5,406
Earnings (Loss) from Discontinued Operations, Net of Taxes	—	1,152

Earnings from Continuing Operations, Net of Taxes	5,622	4,254
Adjustments to Reconcile Net Earnings to Net Cash Provided by
Operating Activities
Gain on Sale of Loans, Investments, Premises and Equipment, and
Mortgage Servicing Assets, Net	80	(2,803)
Amortization of Premium, Discount, and Intangibles, Net	2,012	(586)
Depreciation and Amortization of Premises and Equipment	661	705
Amortization of Net Deferred Loan Fees	886	438
Provision for Loan Losses	(2,550)	3,000
Origination of Loans Held for Sale, Net of Principal Collected	(73,602)	(70,528)
Proceeds from Sale of Loans Held for Sale	90,628	87,482
Proceeds from Sale of Loan Servicing Assets	553	—
Tax Benefit of Option Compensation	172	123
Stock Compensation	200	—
Change in:
Accrued Interest Receivable	(26)	751
Other Assets	(2,592)	5,815
Accrued Interest Payable	622	720
Other Liabilities	956	(4,165)

Net Cash Provided by Operating Activities	23,622	25,206

Cash Flows from Investing Activities
Proceeds from Sale of Securities Available for Sale	35,712	20,280
Proceeds from Maturities of Securities Available for Sale	34,318	13,641
Purchase of Securities Available for Sale	(76,000)	(30,000)
Principal Collected on Loans, Net of Originations	4,885	60,066
Proceeds from Sale of Loans and OREO	3,461	1,725
Purchase of Loans	—	(25,063)
Investment in Limited Partnership	(98)	—
Purchase of Premises and Equipment	(463)	(413)
Proceeds from Sale of Premises and Equipment	3	—

Net Cash Provided by Investing Activities	1,818	40,236

Cash Flows from Financing Activities
Net Change in Deposits	12,645	(3,847)
Net Change in Short-Term Borrowings	(13,033)	(23,320)
Net Change in Advances by Borrowers for Taxes and Insurance	1,703	1,537
Repayment of Federal Home Loan Bank Advances	(230,046)	(185,043)
Borrowings of Federal Home Loan Bank Advances	160,000	170,000
Stock Option Proceeds	775	1,354
Deferred Compensation	(5)	(14)
Purchase of Common Stock	(21)	—
Purchase of Treasury Stock	(3,638)	—
Reissuance of Treasury Stock	83	74
Dividends Paid	(2,497)	(2,578)

Net Cash (Used) by Financing Activities	(74,034)	(41,837)

Net Change in Cash and Cash Equivalents	(48,594)	23,605
Cash and Cash Equivalents at Beginning of Year	95,151	60,304

Cash and Cash Equivalents at End of Period	$ 46,557	$ 83,909

See Notes to Condensed Consolidated Financial Statements

First Indiana Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2005 and 2004
(Unaudited)

Note 1 — Basis of Presentation

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (comprising normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements include the accounts of First Indiana Corporation and its subsidiaries (“First Indiana” or “Corporation”). The principal subsidiary of the Corporation is First Indiana Bank and its subsidiaries (“Bank”). A summary of the Corporation’s significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Note 2 — Earnings Per Share

        The following table presents the calculation of basic and diluted earnings per share.

(Dollars in Thousands, except Per Share Data)

	Three Months Ended March 31
	2005	2004
Basic Earnings Per Share
Net Earnings (Numerator)	$ 5,622	$ 5,406

Average Basic Shares Outstanding (Denominator)	13,860,380	15,596,942

Basic Earnings Per Share	$ 0.41	$ 0.35

Diluted Earnings Per Share
Net Earnings (Numerator)	$ 5,622	$ 5,406

Average Basic Shares Outstanding	13,860,380	15,596,942
Add: Dilutive Effect of Stock Options and Restricted Stock	255,768	240,515

Average Diluted Shares Outstanding (Denominator)	14,116,148	15,837,457

Diluted Earnings Per Share	$ 0.40	$ 0.34

Options to purchase shares not included in the computation of diluted net income per share because the options’ price was greater than the average market price of the common shares (anti-dilutive option shares)	—	33,743

Weighted Average Exercise Price of Anti-dilutuive Option Shares	$ —	$ 21.39

Note 3 — Stock-Based Compensation

        First Indiana maintains various stock-based employee compensation plans. These plans provide for the granting of stock options, restricted stock, deferred shares and other stock-based awards to selected First Indiana employees and directors. First Indiana accounts for those plans under recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost has been recognized in any of the periods presented, except with respect to restricted stock grants and deferred stock grants as disclosed in the accompanying table. The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31
	2005	2004
Net Earnings, As Reported	$ 5,622	$ 5,406
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	280	121

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(314)	(288)

Pro Forma Net Earnings	$ 5,588	$ 5,239

Basic Earnings Per Share
As Reported	$ 0.41	$ 0.35
Pro Forma	0.40	0.34
Diluted Earnings Per Share
As Reported	$ 0.40	$ 0.34
Pro Forma	0.39	0.33

Note 4 — Allowance for Loan Losses

        The allowance for loan losses is maintained at the level deemed adequate to cover losses inherent in the loan portfolio. The allowance for loan losses is increased and decreased by the provision for loan losses charged or credited to expense and reduced by loans charged off, net of recoveries. The determination of the adequacy of the allowance for loan losses is based on projections and estimates concerning portfolio trends and credit losses, national and local economic trends, portfolio management trends, the assessment of credit risk of performing and non-performing loans, and qualitative management factors. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes to one or more of the above noted risk factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance and may require the Corporation to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

Note 5 — Segment Reporting

        The Corporation’s business units are primarily organized to operate in the financial services industry and are determined by the products and services offered. The community bank segment includes the Bank’s branch network, investment and insurance subsidiary, the trust division, and home equity, installment, and residential loans originated and purchased for the Bank’s portfolio. The community bank segment also originates business, single-family construction, and commercial real estate loans, and traditional cash management services for business customers. The consumer finance bank segment originates and sells home equity loans and holds home equity loans originated for sale. Non-segment includes investment portfolio management, the servicing of all loans and deposits, the parent company activities and other items not directly attributable to a specific segment. Revenues in the Corporation’s segments are generated from loans, loan sales, and fee income. There are no foreign operations.

        The following segment financial information is based on the internal management reporting used by the Corporation to monitor and manage financial performance. The Corporation evaluates segment performance based on average assets and profit or loss before income taxes and indirect expenses. Indirect expenses include the Corporation’s overhead and support expenses, including the cost to service all loans. The Corporation attempts to match fund each business unit by reviewing the earning assets and interest-bearing liabilities held by each unit and assigning an appropriate expense or income offset based on the external cost of funds. The Corporation accounts for intersegment revenues, expenses, and transfers based on estimates of the actual costs to perform the intersegment services.

Segment Reporting
(Dollars in Thousands)

	Community Bank	Consumer Finance Bank	Non-Segment	Consolidated Totals
First Quarter 2005
Average Segment Assets	$ 1,437,385	$ 38,818	$ 365,581	$ 1,841,784

Net Interest Income (Expense) (1)	15,335	620	385	16,340
Provision for Loan Losses	2,550	—	—	2,550
Non-Interest Income	5,541	2,532	(2,114)	5,959
Intangible Amortization	(174)	—	—	(174)
Other Non-Interest Expense	(5,896)	(992)	(8,948)	(15,836)
Intersegment Income (Expense) (2)	(7,160)	431	6,729	—

Earnings (Loss) from Continuing Operations before Income Taxes	$ 10,196	$ 2,591	$ (3,948)	$ 8,839

First Quarter 2004
Average Segment Assets	$ 1,723,020	$ 66,711	$ 348,128	$ 2,137,859

Net Interest Income (Expense) (1)	17,708	872	(954)	17,626
Provision for Loan Losses	(3,000)	—	—	(3,000)
Non-Interest Income	6,355	2,652	864	9,871
Intangible Amortization	(180)	—	—	(180)
Other Non-Interest Expense	(7,879)	(994)	(8,774)	(17,647)
Intersegment Income (Expense) (2)	(4,386)	29	4,357	—

Earnings (Loss) from Continuing Operations before Income Taxes	$ 8,618	$ 2,559	$ (4,507)	$ 6,670

(1)	The net interest income amounts in the segment results reflect the actual interest income and expense from segment activities and amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.
(2)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are eliminated from the Corporation’s actual results.

Note 6 — Certain Employee Benefit Plans

        The net periodic benefit cost of the supplemental pension benefit plan and the postretirement medical, dental, and life insurance programs included in the results of operations is as follows. Unrecognized prior service amounts and unrecognized net gains and losses for all plans are amortized using the straight-line method.

(Dollars in Thousands)

	Supplemental Pension Benefits		Postretirement Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2005	2004	2005	2004
Service Cost	$ 52	$ 52	$ 4	$ 4
Interest Cost	156	127	18	18
Expected Return on Plan Assets	—	—	—	—
Amortization of Net (Gain) or Loss	—	—	—	—
Amortization of Prior Service Cost	9	9	—	—
Amortization of Transition Obligation	3	3	—	—

Total Net Periodic Benefit Cost	$220	$191	$22	$22

Note 7 — Loan Servicing Rights, Goodwill, and Other Intangible Assets

        The following table shows the change in the carrying amount of loan servicing rights.

(Dollars in Thousands)

	Three Months Ended March 31
	2005	2004
Balance at Beginning of Period	$ 4,260	$ 5,985
Additions	—	354
Amortization of Servicing Rights	(421)	(439)
Sale of Loan Servicing Rights	(3,878)	—
Change in Valuation Allowance	39	(184)

Balance at End of Period	$ —	$ 5,716

        On March 31, 2005, the Bank sold its loan servicing rights to EverBank of Jacksonville, Florida. At March 31, 2004, the valuation allowance relating to capitalized loan servicing rights was $2,915,000 and the amount of loans serviced for others was $416,929,000.

        The following tables show changes in the carrying amount of goodwill (excluding the Somerset Financial goodwill which was reclassified in assets of discontinued operations) for the three months ended March 31, 2005 and 2004 all of which is assigned to the community bank segment.

(Dollars in Thousands)

Goodwill
Balance as of January 1, 2005	$30,682
Change during the period	—

Balance as of March 31, 2005	$30,682

Balance as of January 1, 2004	$30,682
Change during the period	—

Balance as of March 31, 2004	$30,682

        The following table summarizes the carrying amount of other intangible assets at March 31, 2005, December 31, 2004, and March 31, 2004.

(Dollars in Thousands)

	Core Deposit Intangible	Non-compete Agreement Intangible	Total Other Intangible Assets
Gross Carrying Amount	$ 4,357	$ 1,000	$ 5,357
Less: Accumulated Amortization	(879)	(750)	(1,629)

Net Carrying Amount at March 31, 2005	$ 3,478	$ 250	$ 3,728

Gross Carrying Amount	$ 4,357	$ 1,000	$ 5,357
Less: Accumulated Amortization	(788)	(667)	(1,455)

Net Carrying Amount at December 31, 2004	$ 3,569	$ 333	$ 3,902

Gross Carrying Amount	$ 4,357	$ 1,000	$ 5,357
Less: Accumulated Amortization	(499)	(417)	(916)

Net Carrying Amount at March 31, 2004	$ 3,858	$ 583	$ 4,441

        Projected annual intangible amortization for the years 2005 through 2009 is $696,000, $342,000, $321,000, $300,000, and $280,000, respectively.

Note 8 — Obligations under Guarantees and Commitments and Contingencies

        As of March 31, 2005, the Corporation had issued $42,595,000 in standby letters of credit, predominately with remaining terms of three years or less. The Corporation has recognized a liability at March 31, 2005, December 31, 2004, and March 31, 2004 of $242,000, $337,000, and $199,000, respectively, relating to these commitments.

        At March 31, 2005, December 31, 2004, and March 31, 2004, the Corporation had a reserve for losses on standby letters of credit of $442,000 which is included in other liabilities.

        The Bank maintains back up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit. Due to a return on asset performance target in the back up facilities not being met at March 31, 2005, the Bank has pledged collateral totaling $24,584,000 at March 31, 2005.

Note 9 — Discontinued Operations

        On October 25, 2004 First Indiana Corporation sold substantially all the assets of Somerset Financial Services, LLC (“Somerset Financial”), to Somerset CPAs, P.C. Somerset Financial is a subsidiary of the Corporation and represented a majority of the operations of The Somerset Group, Inc., which was acquired by the Corporation in September, 2000. Somerset CPAs was formed by a management group from Somerset Financial and assumed substantially all the liabilities of Somerset Financial. Somerset Financial has been presented as discontinued operations for the period ended March 31, 2004, and the results of operations and cash flows have been removed from the Corporation’s results of continuing operations for all periods presented in the Condensed Consolidated Statements of Earnings, Condensed Consolidated Statements of Cash Flows and Notes to Condensed Consolidated Financial Statements. Likewise, the assets and liabilities of Somerset Financial have been reclassified to assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of March 31, 2004. Prior to the announced sale, Somerset Financial Services, LLC was included in the Somerset operating segment.

        Results of operations for Somerset Financial Services, LLC were as follows:

(Dollars in Thousands)

Three Months Ended March 31
2004
Non-Interest Income
Somerset Fees	$4,927

Total Non-Interest Income	4,927

Non-Interest Expense
Salaries and Benefits	2,364
Net Occupancy	189
Equipment	116
Professional Services	170
Marketing	47
Telephone, Supplies, and Postage	94
Other	98

Total Non-Interest Expense	3,078

Earnings before Tax	1,849
Income Tax	697

Net Earnings	$1,152

        The following is summarized financial information for Somerset Financial Services, LLC:

(Dollars in Thousands)

March 31 2004
Assets
Cash	$ 2
Premises and Equipment	883
Goodwill	6,360
Other Assets	4,574

Total Assets	$11,819

Liabilities
Other Liabilities	$ 2,836

Total Liabilities	$ 2,836

Note 10 — Recently Issued Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 (R)”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123 (R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments (e.g., stock options, stock grants) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123 (R) eliminates the alternative use of Opinion No. 25’s intrinsic value method of accounting that was provided in the original SFAS 123. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123 (R) originally was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, in April, 2005, the Securities and Exchange Commission issued a new rule that allows companies with December 31 year-ends to defer the effective date to January 1, 2006. SFAS 123 (R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. As of the required effective date, entities that use the fair-value-based method for either recognition or disclosure under SFAS 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. First Indiana currently accounts for stock-based compensation under the recognition and measurement principles of Opinion No. 25. We are evaluating the impact of the pronouncement, and we expect upon adoption of SFAS 123 (R), First Indiana’s results of operations will reflect compensation from stock-based payments comparable to the pro forma impact currently disclosed under SFAS 123 in Note 3 of the Notes to Condensed Consolidated Financial Statements.

        In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer when those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for credit losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. First Indiana adopted this pronouncement beginning January 1, 2005 with no impact to First Indiana’s financial condition, results of operations, or cash flows.

        In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method investments. The new guidance prescribes a three-step process to identify impairment of investment securities, classify impairment as either temporary or other-than-temporary, and recognize loss in the case of other-than-temporary impairment of investment securities. In September 2004 FASB issued a proposed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. FASB has delayed the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10 through 20 of Issue 03-1 will be superceded concurrent with the final issuance of FSP EITF Issue 03-1-a. The disclosure guidance in paragraphs 21 and 22 of Issue 03-1 remains effective. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and the Corporation’s intent to hold the impaired investments at the time of the valuation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)

	For the Three Months Ended March 31
	2005	2004
Net Interest Income	$ 16,340	$ 17,626
Provision for Loan Losses	(2,550)	3,000
Non-Interest Income	5,959	9,871
Non-Interest Expense	16,010	17,827
Earnings from Continuing Operations, Net of Taxes	5,622	4,254
Earnings from Discontinued Operations, Net of Taxes	—	1,152
Net Earnings	5,622	5,406

Basic Earnings Per Share
Earnings from Continuing Operations, Net of Taxes	$ 0.41	$ 0.28
Earnings from Discontinued Operations, Net of Taxes	—	0.07

Net Earnings	$ 0.41	$ 0.35

Diluted Earnings Per Share
Earnings from Continuing Operations, Net of Taxes	$ 0.40	$ 0.27
Earnings from Discontinued Operations, Net of Taxes	—	0.07

Net Earnings	$ 0.40	$ 0.34

Dividends Per Share	$ 0.180	$ 0.165

Net Interest Margin	3.77%	3.50%
Efficiency Ratio (1)	71.80	64.84
Annualized Return on Average Assets (2)	1.24	1.02
Annualized Return on Average Equity (2)	13.04	10.24

Average Basic Shares Outstanding	13,860,380	15,596,942
Average Diluted Shares Outstanding	14,116,148	15,837,457

	At March 31
	2005	2004
Assets	$ 1,832,033	$ 2,153,637
Loans	1,476,147	1,759,806
Deposits	1,383,294	1,486,053
Shareholders’ Equity	173,095	212,873

Shareholders’ Equity/Assets	9.45%	9.88%

Shareholders’ Equity Per Share	$ 12.42	$ 13.60
Market Closing Price	24.20	20.15

Shares Outstanding	13,939,606	15,653,777

(1)	Based on continuing operations.
(2)	Includes earnings from continuing and discontinued operations.

Summary of Corporation’s Results

        First Indiana Corporation and subsidiaries had net earnings of $5,622,000, or $0.40 per diluted share for the three months ended March 31, 2005. Earnings for the first quarter of the previous year were $5,406,000, or $0.34 per diluted share. Earnings from continuing operations for the first quarter of the previous year were $4,254,000, or $0.27 per diluted share. Included in the first quarter of 2005 results are the following pre-tax items: a negative provision for loan losses of $2,550,000; a $1,708,000 loss on the sale of the Bank’s third-party loan servicing portfolio; and an $804,000 loss on the sale of $35,000,000 of Federal Home Loan Bank bonds.

        Annualized return on average total assets was 1.24 percent for the three months ended March 31, 2005, compared with 1.02 percent for the same period one year ago. Annualized return on average total equity was 13.04 percent for the three months ended March 31, 2005, compared with 10.24 percent for the same period one year ago.

        First Indiana paid a cash dividend of $0.18 per common share outstanding in the first quarter of 2005 compared to $0.165 per common share outstanding in the first quarter of 2004, an increase of 9.1 percent.

Net Interest Income

        Net interest income for the first quarter of 2005 was $16,340,000 compared to $17,626,000 for the first quarter of 2004. The decrease was due to a lower level of average earning assets when comparing quarters. Net interest margin was 3.77 percent for the first quarter of 2005 compared to 3.50 percent for the first quarter of 2004. Because of the Corporation’s asset-sensitive position in its balance sheet, net interest margin increased for the first quarter 2005 when compared to the first quarter 2004 due to the impact of the Federal Reserve Board’s rate increases. The improvement in first quarter 2005 net interest margin was partially offset by an adjustment for prepayment activity relating to residential mortgage loans purchased at a premium and the residual impact of the excess liquidity created by the fourth quarter 2004 sale of non-Indiana construction loan offices which reduced the first quarter 2005 net interest margin by approximately 6 basis points.

        Earning assets averaged $1,737,931,000 in the first quarter of 2005, compared with $2,018,666,000 for the same quarter in 2004. The decrease in earning assets was primarily due to lower loans outstanding. For the three months ended March 31, 2005, loans averaged $1,478,613,000 compared to $1,770,918,000 for the first quarter of 2004.

        The following table provides information on the Corporation’s net interest margin.

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Three Months Ended
	March 31, 2005			March 31, 2004
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$ 10,659	$ 56	2.13%	$ 7,779	$ 20	1.05%
Federal Funds Sold	3,181	19	2.42	—	—	—
Securities Available for Sale	219,259	1,899	3.46	214,792	2,179	4.06
Other Investments	26,219	274	4.18	25,177	344	5.47
Loans
Business	458,674	6,811	6.02	500,205	6,175	4.97
Commercial Real Estate	173,450	2,715	6.35	178,931	2,373	5.33
Single-Family Construction	63,893	946	6.00	189,569	2,114	4.49
Consumer	507,427	8,288	6.54	591,147	9,124	6.18
Residential Mortgage	275,169	3,089	4.49	311,066	3,786	4.87

Total Loans	1,478,613	21,849	5.95	1,770,918	23,572	5.34

Total Earning Assets	1,737,931	24,097	5.58	2,018,666	26,115	5.19
Other Assets	103,853			119,193

Total Assets	$1,841,784			$2,137,859

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand Deposits	$ 189,551	$ 167	0.36%	$ 182,067	$ 158	0.35%
Savings Deposits	455,583	1,460	1.30	446,906	698	0.63
Certificates of Deposit	452,118	3,469	3.11	628,950	4,535	2.90

Total Interest-Bearing Deposits	1,097,252	5,096	1.88	1,257,923	5,391	1.72
Short-Term Borrowings	146,982	754	2.08	125,634	286	0.92
Federal Home Loan Bank Advances	100,013	1,069	4.34	239,230	1,971	3.31
Subordinated Notes	46,678	838	7.18	46,552	841	7.23

Total Interest-Bearing Liabilities	1,390,925	7,757	2.26	1,669,339	8,489	2.05
Non-Interest-Bearing Demand Deposits	243,011			222,566
Other Liabilities	33,035			33,621
Shareholders’ Equity	174,813			212,333

Total Liabilities and Shareholders’ Equity	$1,841,784			$2,137,859

Net Interest Income/Spread		$16,340	3.32%		$17,626	3.14%

Net Interest Margin			3.77%			3.50%

Summary of Loan Loss Experience and Non-Performing Assets

        In the first quarter 2005, the provision for loan losses was a negative $2,550,000, compared to a charge of $3,000,000 for the first quarter of 2004, reflecting continued improvement in the credit quality of the loan portfolio.

        Net loan charge-offs for the first quarter of 2005 were $1,277,000 compared to $3,163,000 for the first quarter of 2004. Charge-offs of business loans totaled $400,000 with recoveries of $230,000 for the three months ended March 31, 2005 compared to $4,588,000 of charge-offs and recoveries of $2,608,000 during the first quarter 2004. Consumer loan charge-offs for the quarter ended March 31, 2005 totaled $1,481,000 compared to $1,401,000 for the same period in 2004.

        At March 31, 2005, the allowance for loan losses to total loans was 3.34 percent compared to 3.01 percent at March 31, 2004. The allowance for loan losses to non-performing loans at March 31, 2005 increased to 328.66 percent compared to 153.17 percent at March 31, 2004, reflecting a decrease of $19,611,000 in non-performing loans.

Loan Charge-Offs and Recoveries
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
Allowance for Loan Losses at Beginning of Period	$53,172	$53,197
Charge-Offs
Business	400	4,588
Consumer	1,481	1,401
Residential Mortgage	28	—

Total Charge-Offs	1,909	5,989
Recoveries
Business	230	2,608
Commercial Real Estate	30	—
Single-Family Construction	200	57
Consumer	172	161

Total Recoveries	632	2,826

Net Charge-Offs	1,277	3,163
Provision for Loan Losses	(2,550)	3,000

Allowance for Loan Losses at End of Period	$49,345	$53,034

Net Charge-Offs to Average Loans (Annualized)	0.35%	0.72%
Allowance for Loan Losses to Loans at End of Period	3.34	3.01
Allowance for Loan Losses to Non-Performing Loans at End of Period	328.66	153.17

        Non-performing assets at March 31, 2005 were $15,773,000, or 1.07 percent of loans and foreclosed assets, compared with $21,445,000, or 1.43 percent of loans and foreclosed assets at December 31, 2004, and $38,548,000, or 2.19 percent of loans and foreclosed assets at March 31, 2004. The decrease in consumer and residential non-performing loans at March 31, 2005 from year-end 2004 is largely due to the sale of $2,595,000 in non-performing loans during the first quarter of 2005. In addition, the levels of non-performing business, commercial real estate, and single-family construction loans at March 31, 2005 decreased a net $2,885,000 from comparable totals at December 31, 2004 primarily due to loan payments. The decrease in foreclosed assets at March 31, 2005 from year-end 2004 is the result of the sale of $866,000 of residential OREO property. The decrease in consumer and residential non-performing loans at March 31, 2005 from March 31, 2004 is largely due to $7,925,000 of sales of non-performing assets in the third quarter of 2004 and $2,595,000 of sales in the first quarter of 2005. Non-performing single-family construction loans at March 31, 2005 decreased $7,738,000 from levels at March 31, 2004 due to the resolution of several non-performing single-family construction loans in conjunction with payments received and, in some instances, additional charge-offs due to deterioration of the value of the underlying collateral securing the loans.

Non-Performing Assets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	March 31, 2005	December 31, 2004	March 31, 2004
Non-Performing Loans
Non-Accrual Loans
Business	$ 9,631	$10,637	$ 9,588
Commercial Real Estate	1,184	1,184	4,479
Single-Family Construction	—	45	7,738
Consumer	2,195	3,078	7,345
Residential Mortgage	664	961	2,363

Total Non-Accrual Loans	13,674	15,905	31,513

Accruing Loans Past Due 90 Days or More
Business	297	459	1,227
Commercial Real Estate	—	881	—
Single-Family Construction	—	494	—
Consumer	911	2,025	1,885
Residential Mortgage	132	—	—

Total Accruing Loans Past Due 90 Days or More	1,340	3,859	3,112

Total Non-Performing Loans	15,014	19,764	34,625
Foreclosed Assets	759	1,681	3,923

Total Non-Performing Assets	$15,773	$21,445	$38,548

Non-Performing Loans to Loans at End of Period	1.02%	1.32%	1.97%
Non-Performing Assets to Loans and Foreclosed Assets at End of Period	1.07	1.43	2.19

Non-Interest Income

        Total non-interest income was $5,959,000 for the three months ended March 31, 2005, compared with $9,871,000 for the same period in 2004. Included in non-interest income is a loss of $1,708,000 on the sale of the Bank’s third-party loan servicing portfolio to EverBank in Jacksonville, Florida, at the end of the first quarter. This sale is the final step in the Corporation’s strategic decision to exit third party loan servicing. Additionally, $35,000,000 in Federal Home Loan Bank bonds were sold resulting in a loss of $804,000. This transaction did not have a material impact on interest rate risk.

        Deposit charges decreased 8 percent to $3,791,000 in the first quarter of 2005 compared to $4,117,000 in the first quarter of 2004. The decline was largely due to a decrease in returned check fees and account analysis fees. The decline in account analysis fees reflects a higher earnings credit rate in the first quarter of 2005 when compared to the first quarter of 2004.

        Loan fees decreased 19 percent to $550,000 in the first quarter of 2005 when compared to $679,000 for the same period of 2004. Construction loan fees are down as a result of the sale of the non-Indiana construction loan offices in November 2004.

        FirstTrust Indiana’s fees increased 6 percent to $928,000 in the first quarter of 2005 compared to $876,000 for the same period of 2004. The Bank’s investment advisory and trust division had assets under management at March 31, 2005 of $935,132,000, compared to $919,079,000 at March 31, 2004. The increase in trust fees reflects the growth in assets under management which is due to new business and market appreciation of assets under management for existing clients.

        Investment and insurance product sales commissions, generated by the Bank’s subsidiary First Indiana Investor Services, decreased to $144,000 in the first quarter of 2005 from $633,000 in the first quarter of 2004 due to the elimination of the existing sales channel as a part of the cost reduction plan implemented in the third quarter 2004.

        Gain on the sale of loans in the first quarter of 2005 decreased 4 percent to $2,545,000 from $2,657,000 for the same quarter last year as a result of tightened spreads in the non-conforming market due to increased competition. Home equity loans originated in the first quarter of 2005 totaled $98,063,000 compared to first quarter 2004 home equity loan originations of $82,319,000. Home equity loans sold in the first quarter of 2005 totaled $87,153,000 compared to $83,729,000 in the first quarter of 2004.

        Loan servicing income in the first quarter of 2005 was $9,000 compared to a loss of $86,000 in the first quarter 2004. Valuation impairment charges in the first quarter of 2004 were $184,000 and explain the reason for the loss in that quarter. In the first quarter of 2005 the impairment valuation was reduced by $39,000 thus increasing loan servicing income quarter to quarter by $223,000. Offsetting this increase was a $155,000 decrease in loan servicing fees reflecting the continuing decline in the loans serviced for others. Since the rights for servicing loans for others have been sold, loan servicing income will no longer be earned following the expected transfer of servicing to the purchaser in the second quarter of 2005.

        In addition to the sale of $35,000,000 in Federal Home Loan Bank bonds in the first quarter of 2005, the Bank sold its holdings of Fannie Mae and Freddie Mac preferred stock at a loss of $9,000.

        Other income in the first quarter of 2005 was $513,000 compared to $715,000 in the first quarter of 2004. Loan payment late fees in the first quarter of 2005 decreased from the comparable period of 2004, reflecting the contraction in the consumer loan portfolio, coupled with a reduction in consumer and residential loan delinquencies. Ancillary consumer and residential loan servicing and payoff fees for the first quarter of 2005 decreased from the comparable periods of 2004 due to a decrease in loans serviced and a decrease in loan payoffs.

Non-Interest Expense

        Non-interest expense for the three months ended March 31, 2005 was $16,010,000 compared to $17,827,000 for the same period in 2004, a decrease of 10 percent. A significant portion of this decrease was the result of the cost reduction plan implemented in the third quarter of 2004 and the sale of the non-Indiana construction loan offices in the fourth quarter of 2004.

        Salaries and benefits expense for the first quarter of 2005 was $9,468,000 compared to $10,608,000 for the first quarter of 2004. Salary expense was $7,067,000 in the first quarter of 2005, a decrease of 12 percent when compared to $8,033,000 for the first quarter of 2004. The decrease was a result of a lower number of employees as a part of the cost reduction plan and the sale of the non-Indiana construction loan offices in 2004. The Corporation had 596 full time equivalent employees at March 31, 2005, compared with 667 full time equivalent employees at March 31, 2004. Employee benefits expense was $2,401,000 for the first quarter of 2005 and $2,575,000 for the first quarter of 2004, a decrease of 7 percent. The decrease in 2005 employee benefits expense for the quarter was primarily due to a decrease in group insurance expense and reflects both a reduction in the number of covered associates and lower group insurance premium rates.

        Equipment expense in the first quarter of 2005 decreased 11 percent to $1,346,000 from $1,505,000 in the first quarter of 2004. Decreases were achieved in equipment rent, repairs and maintenance, and depreciation.

        Professional services expense in the first quarter of 2005 decreased 7 percent to $1,056,000 from $1,133,000 in the first quarter of 2004. The decrease was primarily due to a decrease in legal fees reflecting a reduction in expenses associated with non-performing assets. Audit fees in the first quarter of 2005 increased over audit fees in the comparable period of 2004 reflecting the increased cost of compliance with laws and regulations.

        Telephone, supplies, and postage expense in the first quarter of 2005 decreased 5 percent to $807,000 from $853,000 in the first quarter of 2004. The decrease between years reflects expense reduction efforts.

        Net expense from other real estate owned (“OREO”) operations in the first quarter of 2005 was $32,000 compared to income of $105,000 for the same period of 2004 as a result of OREO sale gains, an increase of $137,000. This increase in expense reflects additional expenses connected with the disposition of non-performing assets.

        Other expense was $1,510,000 in the first quarter of 2005 and $2,064,000 for the first quarter of 2004, a decrease of 27 percent. This improvement reflects decreases in demand deposit, ATM, and personnel expenses resulting from the cost reduction plan implemented in the third quarter of 2004.

        The Corporation’s efficiency ratio was 71.80 percent for the first quarter of 2005, compared to 64.84 percent for the first quarter of 2004. The loss on the servicing sale and the loss on the sale of securities reduced non-interest income and had the effect of increasing the efficiency ratio for the first quarter of 2005 by 727 basis points.

Income Tax Expense (Benefit) from Continuing Operations

        Income tax expense for the first quarter of 2005 was $3,217,000 with an effective tax rate of 36.4 percent compared to first quarter 2004 income tax expense of $2,416,000 with an effective tax rate of 36.2 percent.

Discontinued Operations

        On October 25, 2004 First Indiana Corporation sold substantially all the assets of Somerset Financial Services, LLC (“Somerset Financial”), to Somerset CPAs, P.C. Somerset Financial is a subsidiary of the Corporation and represented a majority of the operations of The Somerset Group, Inc., which was acquired by the Corporation in September, 2000. Somerset CPAs was formed by a management group from Somerset Financial and assumed substantially all the liabilities of Somerset Financial. Somerset Financial has been presented as discontinued operations for the period ended March 31, 2004, and the results of operations and cash flows have been removed from the Corporation’s results of continuing operations for all periods presented in the Condensed Consolidated Statements of Earnings, Condensed Consolidated Statements of Cash Flows and Notes to Condensed Consolidated Financial Statements. Likewise, the assets and liabilities of Somerset Financial have been reclassified to assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of March 31, 2004. Prior to the announced sale, Somerset Financial Services, LLC was included in the Somerset operating segment.

Financial Condition

        Total assets at March 31, 2005 were $1,832,033,000, a decrease of $66,230,000 from $1,898,263,000 at December 31, 2004 and a decrease of $321,604,000 from $2,153,637,000 at March 31, 2004.

        Loans outstanding were $1,476,147,000 at March 31, 2005, compared to $1,500,190,000 at December 31, 2004, and $1,759,806,000 at March 31, 2004.

        Business loans decreased to $474,874,000 at March 31, 2005, compared with $499,688,000 at March 31, 2004, a 5 percent decrease. The decrease in business loans is primarily due to the deliberate and continuing shift in the mix of loans in the Bank’s portfolios to emphasize credits that match the Corporation’s targeted risk profile and the reduction of non-performing and under-performing loans.

        Commercial real estate loans at March 31, 2005 decreased 5 percent to $166,798,000 from $175,145,000 at December 31, 2004 and $175,482,000 one year ago. The contraction in loan balances since year end was primarily the result of payoffs from out of state customer relationships originally developed through the Bank’s non-Indiana construction loan offices. It was anticipated that most of these business relationships would end with the sale of these loan offices.

        At March 31, 2005 and 2004, the Bank’s construction loans outstanding were $67,268,000 and $187,381,000, respectively. In November 2004, First Indiana sold its non-Indiana residential construction loan business. The transaction included $134,373,000 of outstanding residential construction loans with total commitments of $264,477,000 and the construction loan offices in Phoenix, Arizona; Orlando, Florida; and Charlotte and Raleigh, North Carolina. The Bank continues to originate construction loans through its lending office in Indianapolis, Indiana.

        Consumer loans outstanding totaled $495,762,000 at March 31, 2005, compared to $520,611,000 at December 31, 2004 and $572,546,000 at March 31, 2004. Consumer loans declined 5 percent from December 31, 2004, and 13 percent from March 31, 2004 due to prepayments.

        Residential mortgage loans outstanding at March 31, 2005 totaled $271,445,000 compared to $279,051,000 at December 31, 2004 and $324,709,000 at March 31, 2004, a decrease of 16 percent. Due to low residential loan interest rates in 2004, First Indiana experienced significant loan prepayments in its residential loan portfolio.

        The Bank has pursued a strategy of building core deposits, retail and commercial checking and savings accounts, primarily through emphasizing relationship building. First Indiana’s demand and savings deposits were $928,703,000 on March 31, 2005 compared to $918,793,000 at December 31, 2004, an increase of 1 percent, and $890,245,000 at March 31, 2004, an increase of 4 percent. Demand deposits were $471,473,000 at March 31, 2005, compared to $455,114,000 at December 31, 2004, an increase of 4 percent, and $438,228,000 a year ago, an increase of 8 percent. Savings deposits were $457,230,000 at March 31, 2005 compared to $463,679,000 at December 31, 2004, a decrease of 1 percent, and $452,017,000 a year ago, an increase of 1 percent. The increases in core deposits from one year ago are reflective of the Bank’s strong emphasis on developing relationships with business and consumer clients, improving liquidity, and securing low cost funding sources.

        Growth in core deposits from first quarter 2004 to first quarter 2005 has reduced funding costs and improved the liquidity position of the Bank. Certificates of deposit were $454,591,000 at March 31, 2005, compared to $451,904,000 at December 31, 2004 and $595,808,000 at March 31, 2004. This decline from first quarter of prior year reflected decreased levels of short-term negotiable and medium-term retail certificates of deposit. Borrowed funds totaled $240,306,000 at March 31, 2005, compared to $323,364,000 at December 31, 2004 and $420,745,000 at March 31, 2004.

Capital

        At March 31, 2005, shareholders’ equity was $173,095,000, or 9.45 percent of total assets, compared with $172,143,000, or 9.07 percent of total assets, at December 31, 2004 and $212,873,000, or 9.88 percent of total assets, at March 31, 2004. In the fourth quarter of 2004, the Corporation repurchased 1,730,000 shares of common stock through a self-tender offer which reduced shareholders’ equity by $40,901,000. In the first quarter of 2005, the Corporation repurchased 149,000 shares of common stock under a program authorized by the Board of Directors which reduced shareholders’ equity by $3,638,000. The decrease in the equity ratios due to the stock repurchase was partially offset by the reduction of total assets in late 2004.

        The Corporation paid a quarterly dividend of $0.18 per common share on March 16, 2005 to shareholders of record as of March 4, 2005, an increase of nine percent over the quarterly dividend one year ago of $0.165. This is the 73rd consecutive quarter First Indiana has paid a cash dividend and the 13th dividend increase in as many years. The Board of Directors of First Indiana Corporation declared on April 20, 2005, a quarterly dividend of $0.18 per share of common stock. The dividend will be paid June 16, 2005, to shareholders of record as of June 7, 2005.

        On April 20, 2005, the Board of Directors of the Corporation approved the repurchase, from time to time, on the open market of up to 750,000 outstanding shares of the Corporation’s common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board’s authorization has no expiration date.

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

        The following table shows the Corporation’s and the Bank’s capital levels and compliance with all capital requirements at March 31, 2005, December 31, 2004 and March 31, 2004. Additionally, the Bank exceeds the capital levels set by FDICIA for a bank to be considered well-capitalized.

(Dollars in Thousands)

	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2005
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$163,807	9.06%	$ 72,297	4.00%	N/A	N/A
First Indiana Bank, N.A.	176,791	9.79	72,197	4.00	$ 90,246	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$163,807	11.02%	$ 59,446	4.00%	N/A	N/A
First Indiana Bank, N.A.	176,791	11.92	59,340	4.00	$ 89,010	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$204,978	13.79%	$118,891	8.00%	N/A	N/A
First Indiana Bank, N.A.	195,721	13.19	118,681	8.00	$148,351	10.00%

December 31, 2004
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$162,670	8.47%	$ 76,854	4.00%	N/A	N/A
First Indiana Bank, N.A.	175,910	9.17	76,689	4.00	$ 95,861	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$162,670	10.79%	$ 60,295	4.00%	N/A	N/A
First Indiana Bank, N.A.	175,910	11.69	60,193	4.00	$ 90,289	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$204,141	13.54%	$120,589	8.00%	N/A	N/A
First Indiana Bank, N.A.	195,150	12.97	120,386	8.00	$150,482	10.00%

March 31, 2004
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$193,645	9.12%	$ 84,905	4.00%	N/A	N/A
First Indiana Bank, N.A.	173,033	8.28	83,568	4.00	$104,460	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$193,645	10.95%	$ 70,734	4.00%	N/A	N/A
First Indiana Bank, N.A.	173,033	9.86	70,163	4.00	$105,244	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$238,312	13.48%	$141,468	8.00%	N/A	N/A
First Indiana Bank, N.A.	195,348	11.14	140,326	8.00	$175,407	10.00%

        The Corporation formed statutory trusts for the purpose of issuing trust preferred securities. These trust preferred securities are included in the Corporation’s Tier 1 capital and total capital. In December 2003, FASB issued a revision of Interpretation No. 46 “Consolidation of Variable Interest Entities” that required the deconsolidation of these statutory trusts. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve issued a proposal to allow the continued inclusion of trust preferred securities in Tier 1 capital. There can be no assurances that the Federal Reserve Board will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

Liquidity

        First Indiana Corporation is a financial holding company and conducts substantially all of its operations through the Bank. The Corporation had no significant assets other than its investment in the Bank and a receivable of $6,798,000 due from the Bank at March 31, 2005.

        The Corporation issued subordinated debt in 2002 and 2003 to fund an acquisition and future growth and for other general corporate purposes.

        The Bank’s primary source of funds is deposits, which were $1,383,294,000 at March 31, 2005, $1,370,697,000 at December 31, 2004, and $1,486,053,000 at March 31, 2004. The Bank also relies on advances from the Federal Home Loan Bank of Indianapolis, repurchase agreements, loan payments, loan payoffs, and sale of loans as sources of funds. Although the Bank continues to rely on core deposits (retail and commercial checking and savings accounts) as its chief source of funds, the use of borrowed funds, including FHLB advances, continues to be an important component of the Bank’s liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

        The Bank’s primary use of funds is loans, which totaled $1,476,147,000 at March 31, 2005, $1,500,190,000 at December 31, 2004, and $1,759,806,000 at March 31, 2004. In addition, the Bank invests in short-term investments and securities available for sale.

        First Indiana Bank maintains back up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit. Due to a return on asset performance target in the back up facilities not being met at March 31, 2005, the Bank has pledged collateral of $24,584,000 in investment securities at March 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability Management

        First Indiana engages in formal asset/liability management, with objectives to manage interest rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. The management of interest rate risk entails the control, within acceptable limits, of the impact on earnings caused by fluctuating interest rates and changing rate relationships. In this process, management uses an earnings simulation model to identify and measure interest rate sensitivity. The Asset/Liability Committee (“ALCO”) reviews the earnings impact of various changes in interest rates each month and manages the risk to maintain an acceptable level of change in net interest income. The Board of Directors also reviews this information every quarter.

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

        Based on the information and assumptions in effect at March 31, 2005, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 4.7 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 5.9 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results. Since First Indiana is in an asset-sensitive position, net interest income and net interest margin are expected to improve with rising interest rates.

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

        At March 31, 2005, First Indiana’s six-month and one-year cumulative gap stood at a positive 11.80 percent and a positive 15.11 percent, respectively of total interest-earning assets. This means that 11.80 and 15.11 percent of First Indiana’s assets will reprice within six months and one year without a corresponding repricing of funding liabilities. This compares with a positive six-month gap of 12.37 percent and a positive one-year gap of 17.17 percent at December 31, 2004.

        The following table shows First Indiana’s interest rate sensitivity at March 31, 2005 and December 31, 2004.

(Dollars in Thousands)

	Rate	Balance	Percent of Total	Within 180 Days	Over 180 Days to One Year	Over One Year to Five Years	Over Five Years
Interest-Earning Assets
Interest-Bearing Due from Banks	2.50%	$ 4,100	0.24%	$ 4,100	$ —	$ —	$ —
Securities Available for Sale	3.89	221,539	12.82	15,520	36,358	128,553	41,108
Other Investments	4.25	26,285	1.52	—	—	—	26,285
Loans (1)
Business	6.23	474,874	27.48	364,118	10,996	87,990	11,770
Commercial Real Estate	6.55	166,798	9.65	130,109	1,406	11,166	24,117
Single-Family Construction	6.30	67,268	3.89	67,268	—	—	—
Consumer	6.66	495,762	28.69	332,146	29,799	116,971	16,846
Residential Mortgage	4.71	271,445	15.71	85,718	52,693	110,681	22,353

	5.81	$1,728,071	100.00%	998,979	131,252	455,361	142,479

Interest-Bearing Liabilities
Deposits
Demand Deposits (2)	0.32	$ 196,331	14.56%	16,251	—	—	180,080
Savings Deposits (2)	1.47	457,230	33.91	398,714	1,500	12,003	45,013
Certificates of Deposit under $100,000	3.22	268,758	19.93	96,742	56,823	115,193	—
Certificates of Deposit $100,000 or Greater	3.27	185,833	13.78	132,255	14,926	38,510	142

	1.99	1,108,152	82.18	643,962	73,249	165,706	225,235
Borrowings
Short-Term Borrowings	2.11	149,175	11.06	149,175	—	—	—
FHLB Advances	4.82	44,443	3.30	2,000	704	10,000	31,739
Subordinated Notes	7.28	46,688	3.46	—	—	24,479	22,209

	2.28	1,348,458	100.00%	795,137	73,953	200,185	279,183

Net - Other (3)		379,613		—	—	—	379,613

Total		$1,728,071		795,137	73,953	200,185	658,796

Rate Sensitivity Gap				$203,842	$ 57,299	$255,176	$(516,317)

March 31, 2005 - Cumulative Rate Sensitivity Gap				$203,842	$261,141	$516,317

Percent of Total Interest-Earning Assets				11.80%	15.11%	29.88%

December 31, 2004 - Cumulative Rate Sensitivity Gap				$221,011	$306,697	$517,110

Percent of Total Interest-Earning Assets				12.37%	17.17%	28.95%

(1)	The distribution of fixed-rate loans and mortgage-backed securities is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable-rate loans is based on the earliest repricing date for each loan. Included in loans are $28.6 million of consumer loans and $404,000 of residential loans held for sale.
(2)	A portion of these deposits has been included in the Over Five Years category to reflect management’s assumption that these accounts are not rate-sensitive. This assumption is based upon the historical trends on these types of deposits experienced through periods of significant increases and decreases in interest rates with minimal changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.
(3)	Net - Other is the excess of non-interest-bearing liabilities and shareholders’ equity over non-interest-earning assets.

Item 4. Controls and Procedures

        Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Corporation’s reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ISSUER PURCHASES OF FIRST INDIANA COMMON STOCK SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2005 to January 31, 2005	19,233	$23.31	19,000	$7,047,000
February 1, 2005 to February 28, 2005	29,000	$24.52	29,000	$6,336,000
March 1, 2005 to March 31, 2005	101,000	$24.59	101,000	$3,852,000

Total	149,233	$24.41	149,000	$3,852,000

(1)	Shares of common stock are purchased by the Corporation in the open market and held in trust for certain of the Corporation’s Directors under the Director’s Deferred Fee Plan described in the Corporation’s Proxy Statement. In the first quarter of 2005, 233 shares were purchased under this plan.
(2)	The Board of Directors has authorized the repurchase from time to time of the Corporation’s common stock. The program in effect in the first quarter of 2005 provided for the repurchase of up to $10,000,000 of the Corporation’s common stock. In the first quarter of 2005, 149,000 shares were repurchased under this authorization. At March 31, 2005, $6,148,000 of common stock had been repurchased under this authorization. On April 20, 2005, the Board of Directors of the Corporation approved the repurchase, from time to time, on the open market of up to 750,000 outstanding shares of the Corporation’s common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board’s authorization has no expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held April 20, 2005.

Proposal No. 1: Election of Directors. The following directors were elected at this meeting:

	Votes For	Votes Withheld
Pedro P. Granadillo	10,897,570	2,057,723
Marni McKinney	11,020,533	1,934,760
Phyllis W. Minott	10,609,427	2,345,866

Proposal No. 2: Approval of the Corporation’s Employees’ Stock Purchase Plan:

	Votes For	Votes Against
Approve Employee Stock Purchase Plan	8,810,215	593,124

Proposal No. 3: Approval of the Corporation’s 2004 Executive Compensation Plan:

	Votes For	Votes Against
Approve 2004 Executive Compensation Plan	6,630,040	2,717,838

Item 5. Other Information

        This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s current expectations, but actual results may differ materially due to various factors. Forward-looking statements by their nature are subject to assumptions, risks, and uncertainties. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: changes in interest rates; failure of the Indiana and/or national economies to continue to improve, which could materially impact credit quality and the ability to generate acceptable loans; failure to attract and retain a sufficient amount of deposits and/or failure to receive a sufficient amount of Federal Home Loan Bank advances, which could adversely impact the ability to meet customer and regulatory demands for liquidity; failure to achieve sufficient net income, which could adversely impact the ability to declare and/or pay dividends; declines or disruptions in the stock or bond markets; delay in or inability to execute strategic initiatives designed to grow revenues and/or reduce expenses; inaccurate or erroneous assumptions made in connection with various modeling techniques, which could adversely impact pricing on deposits and loans and the ability to generate adequate net interest margins; the retention of key employees and customers; new legal obligations or restrictions; and changes in accounting, tax, or regulatory practices or requirements. For additional information about the factors that affect First Indiana’s business, please see the periodic filings with the Securities and Exchange Commission. The fact that there are various risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. First Indiana undertakes no duty to update forward-looking statements.

        There have been no material changes to the procedures by which security holders may recommend nominees to First Indiana’s Board of Directors since First Indiana’s last disclosure with respect to such procedures.

Item 6. Exhibits

3.1	Articles of Incorporation of First Indiana Corporation, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-K filed on March 12, 2001.
3.2	Amended and Restated Bylaws of First Indiana Corporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on April 25, 2005.
10.1	Form of First Amendment to Restricted Stock Agreements by and between the Registrant and David L. Maraman incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated January 3, 2005.
10.2	First Indiana Corporation 2004 Executive Compensation Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 17, 2005.
10.3	Form of Agreement for Purchase and Sale of Servicing dated March 29, 2005 between First Indiana Bank, N.A. and EverBank, incorporated by reference to Exhibit 10.1 of the Registrant’s 8-K filed April 1, 2005.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Indiana Corporation

May 6, 2005	/s/ Marni McKinney Marni McKinney Chairman and Chief Executive Officer (Principal Executive Officer)

May 6, 2005	/s/ Robert H. Warrington Robert H. Warrington President and Chief Operating Officer

May 6, 2005	/s/ William J. Brunner William J. Brunner Chief Financial Officer (Principal Financial Officer)

