Form 10-Q
period 2005-06-30
FIRST INDIANA CORP
filed 2005-08-05
CIK 789670

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

or

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

On July 29, 2005, the registrant had 13,931,190 shares of common stock outstanding, $0.01 par value.

1

FIRST INDIANA CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	June 30 2005	December 31 2004	June 30 2004

Assets
Cash	$ 64,189	$ 52,611	$ 53,981
Interest-Bearing Due from Banks	8,616	42,540	54,495

Cash and Cash Equivalents	72,805	95,151	108,476
Securities Available for Sale	226,391	217,269	216,213
Other Investments	26,540	26,027	25,509
Loans
Business	504,062	466,703	506,353
Commercial Real Estate	163,963	175,145	176,283
Single-Family Construction	82,529	58,680	183,788
Consumer	500,980	520,611	542,946
Residential Mortgage	270,176	279,051	295,914

Total Loans	1,521,710	1,500,190	1,705,284
Allowance for Loan Losses	(46,969)	(53,172)	(52,432)

Net Loans	1,474,741	1,447,018	1,652,852
Premises and Equipment	24,272	24,954	23,989
Accrued Interest Receivable	8,942	8,194	8,403
Loan Servicing Rights	—	4,260	5,673
Goodwill	30,682	30,682	30,682
Other Intangible Assets	3,554	3,902	4,262
Assets of Discontinued Operations	—	—	9,847
Other Assets	46,940	40,806	49,046

Total Assets	$ 1,914,867	$ 1,898,263	$ 2,134,952

Liabilities
Non-Interest-Bearing Deposits	$ 292,124	$ 265,203	$ 291,653
Interest-Bearing Deposits
Demand Deposits	222,169	189,911	180,839
Savings Deposits	470,145	463,679	510,566
Certificates of Deposit	458,732	451,904	519,659

Total Interest-Bearing Deposits	1,151,046	1,105,494	1,211,064

Total Deposits	1,443,170	1,370,697	1,502,717
Short-Term Borrowings	178,891	162,208	121,225
Federal Home Loan Bank Advances	42,347	114,499	218,325
Subordinated Notes	46,719	46,657	46,596
Accrued Interest Payable	1,959	1,818	2,152
Advances by Borrowers for Taxes and Insurance	960	1,175	1,026
Liabilities of Discontinued Operations	—	—	3,223
Other Liabilities	24,282	29,066	27,730

Total Liabilities	1,738,328	1,726,120	1,922,994

Shareholders’ Equity
Preferred Stock, $.01 Par Value: 2,000,000 Shares Authorized; None Issued	—	—	—
Common Stock, $.01 Par Value: 33,000,000 Shares Authorized;
Issued: 2005 - 16,081,544 Shares; 2004 - 15,971,870 and 17,584,431 Shares	161	160	176
Capital Surplus	12,877	10,048	48,270
Retained Earnings	195,354	188,424	190,502
Accumulated Other Comprehensive Loss	(1,371)	(1,398)	(2,010)
Treasury Stock at Cost: 2005 - 2,163,503 Shares;
2004 - 1,949,087 and 1,943,187 Shares	(30,482)	(25,091)	(24,980)

Total Shareholders’ Equity	176,539	172,143	211,958

Total Liabilities and Shareholders’ Equity	$ 1,914,867	$ 1,898,263	$ 2,134,952

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Interest Income
Interest-Bearing Due from Banks	$ 21	$ 126	$ 77	$ 146
Federal Funds Sold	13	—	32	—
Securities Available for Sale	2,134	1,933	4,033	4,112
Dividends on Other Investments	283	238	558	582
Loans	23,580	22,780	45,428	46,352

Total Interest Income	26,031	25,077	50,128	51,192
Interest Expense
Deposits	6,135	5,173	11,230	10,565
Short-Term Borrowings	971	295	1,725	581
Federal Home Loan Bank Advances	847	1,644	1,916	3,615
Subordinated Notes	840	838	1,679	1,679

Total Interest Expense	8,793	7,950	16,550	16,440

Net Interest Income	17,238	17,127	33,578	34,752
Provision for Loan Losses	(650)	3,250	(3,200)	6,250

Net Interest Income After Provision for Loan Losses	17,888	13,877	36,778	28,502
Non-Interest Income
Deposit Charges	4,284	4,499	8,075	8,616
Loan Servicing Income	47	371	56	285
Loan Fees	459	786	1,010	1,465
Trust Fees	907	877	1,834	1,753
Investment Product Sales Commissions	117	552	261	1,185
Sale of Loans	2,725	3,186	5,270	5,843
Sale of Loan Servicing	1	—	(1,707)	—
Net Investment Securities Gain (Loss)	—	—	(813)	280
Other	617	1,419	1,130	2,135

Total Non-Interest Income	9,157	11,690	15,116	21,562
Non-Interest Expense
Salaries and Benefits	9,984	10,078	19,452	20,686
Net Occupancy	1,367	992	2,407	2,034
Equipment	1,311	1,522	2,657	3,027
Professional Services	1,091	1,163	2,147	2,296
Marketing	700	547	1,277	1,095
Telephone, Supplies, and Postage	768	848	1,575	1,701
Other Intangible Asset Amortization	174	180	348	359
OREO Expenses	58	(25)	90	(129)
Other	1,510	2,300	3,020	4,363

Total Non-Interest Expense	16,963	17,605	32,973	35,432

Income from Continuing Operations	10,082	7,962	18,921	14,632
Income Taxes	3,799	2,897	7,016	5,313

Income from Continuing Operations, Net of Taxes	6,283	5,065	11,905	9,319
Discontinued Operations
Income (Loss) from Discontinued Operations	—	(70)	—	1,778
Income Taxes	—	(8)	—	689

Income (Loss) from Discontinued Operations, Net of Taxes	—	(62)	—	1,089

Net Income	$ 6,283	$ 5,003	$ 11,905	$ 10,408

Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.46	$ 0.32	$ 0.86	$ 0.60
Income from Discontinued Operations, Net of Taxes	—	—	—	0.07

Net Income	$ 0.46	$ 0.32	$ 0.86	$ 0.67

Diluted Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.45	$ 0.32	$ 0.85	$ 0.59
Income from Discontinued Operations, Net of Taxes	—	—	—	0.07

Net Income	$ 0.45	$ 0.32	$ 0.85	$ 0.66

Dividends Per Common Share	$ 0.180	$ 0.165	$ 0.360	$ 0.330

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Shareholders’ Equity
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Common Stock

	Outstanding Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance at December 31, 2004	14,022,783	$160	$ 10,048	$ 188,424	$(1,398)	$(25,091)	$ 172,143
Comprehensive Income:
Net Income	—	—	—	11,905	—	—	11,905
Unrealized Loss on Securities Available for Sale of $768
Net of Income Taxes and Reclassification Adjustment
of $(492), Net of Income Taxes	—	—	—	—	27	—	27

							11,932
Total Comprehensive Income
Dividends on Common Stock - $0.360 per share	—	—	—	(5,033)	—	—	(5,033)
Exercise of Stock Options	109,737	1	1,473	—	—	—	1,474
Redemption of Common Stock	(6,513)	—	(157)	—	—	—	(157)
Tax Benefit of Option Compensation	—	—	172	—	—	—	172
Common Stock Issued under Deferred Compensation Plan	—	—	(5)	—	—	—	(5)
Common Stock to Be Issued under Stock Incentive Plans	—	—	—	395	—	—	395
Common Stock Issued under Restricted Stock Plans	7,200	—	214	(214)	—	—	—
Common Stock Cancelled under Restricted Stock Plans	(750)	—	(17)	17	—	—	—
Amortization of Restricted Common Stock	—	—	1,113	(140)	—	—	973
Purchase and Retirement of Common Stock	—	—	(23)	—	—	—	(23)
Purchase of Treasury Stock	(218,200)	—	—	—	—	(5,416)	(5,416)
Reissuance of Treasury Stock	3,784	—	59	—	—	25	84

Balance at June 30, 2005	13,918,041	$161	$ 12,877	$ 195,354	$(1,371)	$(30,482)	$ 176,539

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Six Months Ended June 30

	2005	2004

Cash Flows from Operating Activities
Net Income	$ 11,905	$ 10,408
Income from Discontinued Operations, Net of Taxes	—	1,089

Income from Continuing Operations, Net of Taxes	11,905	9,319
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Gain on Sale of Loans, Investments, Premises and Equipment, and
Mortgage Servicing Assets, Net	(2,635)	(6,302)
Amortization of Premium, Discount, and Intangibles, Net	3,074	342
Depreciation and Amortization of Premises and Equipment	1,331	1,404
Amortization of Net Deferred Loan Fees	1,388	828
Provision for Loan Losses	(3,200)	6,250
Origination of Loans Held for Sale, Net of Principal Collected	(160,158)	(179,493)
Proceeds from Sale of Loans Held for Sale	179,329	203,151
Proceeds from Sale of Loan Servicing Assets	2,392	—
Tax Benefit of Option Compensation	172	217
Stock Compensation	395	49
Change in:
Accrued Interest Receivable	(748)	950
Other Assets	(2,228)	4,519
Accrued Interest Payable	141	(4)
Other Liabilities	(4,782)	(1,224)

Net Cash Provided by Operating Activities	26,376	40,006

Cash Flows from Investing Activities
Proceeds from Sale of Securities Available for Sale	35,712	20,280
Proceeds from Maturities of Securities Available for Sale	39,318	19,011
Purchase of Securities Available for Sale	(86,029)	(45,000)
Principal Collected on Loans, Net of Originations	(46,876)	99,287
Proceeds from Sale of Loans and OREO	8,960	4,793
Purchase of Loans	—	(25,063)
Investment in Limited Partnership	(571)	—
Investment in Bank-Owned Life Insurance	(6,300)	—
Purchase of Premises and Equipment	(768)	(1,203)
Proceeds from Sale of Premises and Equipment	3	738

Net Cash Provided (Used) by Investing Activities	(56,551)	72,843

Cash Flows from Financing Activities
Net Change in Deposits	72,569	12,888
Net Change in Short-Term Borrowings	16,683	(25,849)
Net Change in Advances by Borrowers for Taxes and Insurance	(215)	(507)
Repayment of Federal Home Loan Bank Advances	(437,132)	(287,124)
Borrowings of Federal Home Loan Bank Advances	365,000	240,000
Stock Option Proceeds	1,317	1,385
Deferred Compensation	(5)	(24)
Purchase of Common Stock	(23)	—
Purchase of Treasury Stock	(5,416)	(361)
Reissuance of Treasury Stock	84	74
Dividends Paid	(5,033)	(5,159)

Net Cash Provided (Used) by Financing Activities	7,829	(64,677)

Net Change in Cash and Cash Equivalents	(22,346)	48,172
Cash and Cash Equivalents at Beginning of Year	95,151	60,304

Cash and Cash Equivalents at End of Period	$ 72,805	$ 108,476

See Notes to Condensed Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

Note 1 – Basis of Presentation

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (comprising normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements include the accounts of First Indiana Corporation and its subsidiaries (“First Indiana” or “Corporation”). The principal subsidiary of the Corporation is First Indiana Bank and its subsidiaries (“Bank”). A summary of the Corporation’s significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

        Certain amounts in the Condensed Consolidated Financial Statements relating to prior periods have been reclassified to conform to current reporting presentation.

        In preparing the Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the amounts reported for assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, goodwill, and the determination of the valuation allowance for deferred taxes.

Note 2 – Earnings Per Share

        The following table presents the calculation of basic and diluted earnings per share.

(Dollars in Thousands, except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005		2004

Basic Earnings Per Share
Net Income (Numerator)	$ 6,283	$ 5,003	$ 11,905		$ 10,408

Average Basic Shares Outstanding (Denominator)	13,758,023	15,648,153	13,808,919		15,622,547

Basic Earnings Per Share	$ 0.46	$ 0.32	$ 0.86		$ 0.67

Diluted Earnings Per Share
Net Income (Numerator)	$ 6,283	$ 5,003	$ 11,905		$ 10,408

Average Basic Shares Outstanding	13,758,023	15,648,153	13,808,919		15,622,547
Add: Dilutive Effect of Stock Options,
Deferred Shares and Restricted Stock	270,869	151,034	263,801		195,775

Average Diluted Shares Outstanding (Denominator)	14,028,892	15,799,187	14,072,720		15,818,322

Diluted Earnings Per Share	$ 0.45	$ 0.32	$ 0.85		$ 0.66

Options to purchase shares not included in the computation of diluted net income per share because the options’ price was greater than the average market price of the common shares (anti-dilutive option shares)
	—	294,170		`
Weighted Average Exercise Price of Anti-dilutive Option Shares	$ —	$ 19.68

Note 3 – Stock-Based Compensation

        First Indiana maintains various stock-based employee compensation plans. These plans provide for the granting of stock options, restricted stock, deferred shares, and other stock-based awards to selected First Indiana employees and directors. First Indiana accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. No stock-based employee compensation cost has been recognized in any of the periods presented, except with respect to restricted stock grants and deferred stock grants as disclosed in the accompanying table. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to stock-based employee compensation.

        Pro forma net income and earnings per share under SFAS 123 for the three and six months ended June 30, 2005 were higher than the amounts as reported due to the additional compensation expense related to restricted and deferred stock awards recognized under APB 25. Included in the second quarter of 2005 was $540,000 of pretax expense relating to these awards due to an increase in the corporation’s common stock market price.

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Net Income, As Reported	$ 6,283	$ 5,003	$ 11,905	$ 10,408

Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	578	175	858	292
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(202)	(324)	(516)	(606)

Pro Forma Net Income	$ 6,659	$ 4,854	$ 12,247	$ 10,094

Basic Earnings Per Share
As Reported	$ 0.46	$ 0.32	$ 0.86	$ 0.67
Pro Forma	0.48	0.31	0.89	0.65

Diluted Earnings Per Share
As Reported	$ 0.45	$ 0.32	$ 0.85	$ 0.66
Pro Forma	0.47	0.31	0.87	0.64

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

Segment Reporting
(Dollars in Thousands)

	Community Bank	Consumer Finance Bank	Non-Segment	Consolidated Totals

Second Quarter 2005
Average Segment Assets	$ 1,460,747	$ 44,661	$ 380,659	$ 1,886,067

Net Interest Income (Expense) (1)	15,761	564	913	17,238
Provision for Loan Losses	650	—	—	650
Non-Interest Income	5,939	2,660	558	9,157
Intangible Amortization	(174)	—	—	(174)
Other Non-Interest Expense	(6,992)	(919)	(8,878)	(16,789)
Intersegment Income (Expense) (2)	(4,917)	641	4,276	—

Income (Loss) from Continuing
Operations before Income Taxes	$ 10,267	$ 2,946	$ (3,131)	$ 10,082

Second Quarter 2004
Average Segment Assets	$ 1,680,226	$ 73,839	$ 404,403	$ 2,158,468

Net Interest Income (Expense) (1)	16,910	890	(673)	17,127
Provision for Loan Losses	(3,250)	—	—	(3,250)
Non-Interest Income	7,434	3,142	1,114	11,690
Intangible Amortization	(180)	—	—	(180)
Other Non-Interest Expense	(8,011)	(908)	(8,506)	(17,425)
Intersegment Income (Expense) (2)	(4,306)	105	4,201	—

Income (Loss) from Continuing
Operations before Income Taxes	$ 8,597	$ 3,229	$ (3,864)	$ 7,962

Year to Date 2005
Average Segment Assets	$ 1,449,066	$ 41,740	$ 373,242	$ 1,864,048

Net Interest Income (Expense) (1)	31,096	1,184	1,298	33,578
Provision for Loan Losses	3,200	—	—	3,200
Non-Interest Income	11,480	5,192	(1,556)	15,116
Intangible Amortization	(348)	—	—	(348)
Other Non-Interest Expense	(12,888)	(1,911)	(17,826)	(32,625)
Intersegment Income (Expense) (2)	(12,077)	1,072	11,005	—

Income (Loss) from Continuing
Operations before Income Taxes	$ 20,463	$ 5,537	$ (7,079)	$ 18,921

Year to Date 2004
Average Segment Assets	$ 1,701,623	$ 70,275	$ 376,265	$ 2,148,163

Net Interest Income (Expense) (1)	34,618	1,762	(1,628)	34,752
Provision for Loan Losses	(6,250)	—	—	(6,250)
Non-Interest Income	13,789	5,794	1,979	21,562
Intangible Amortization	(359)	—	—	(359)
Other Non-Interest Expense	(15,891)	(1,902)	(17,280)	(35,073)
Intersegment Income (Expense) (2)	(8,692)	134	8,558	—

Income (Loss) from Continuing
Operations before Income Taxes	$ 17,215	$ 5,788	$ (8,371)	$ 14,632

(1)	The net interest income amounts in the segment results reflect the actual interest income and expense from segment activities and amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.

(2)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are eliminated from the Corporation’s actual results.

Note 6 – Certain Employee Benefit Plans

        The net periodic benefit cost of the supplemental pension benefit plan and the postretirement medical, dental, and life insurance programs included in the results of operations is as follows. Unrecognized prior service amounts and unrecognized net gains and losses for all plans are amortized using the straight-line method.

(Dollars in Thousands)

	Supplemental Pension Benefits		Postretirement Benefits

	Three Months Ended June 30		Three Months Ended June 30

	2005	2004	2005	2004

Service Cost	$100	$ 52	$ 4	$ 4
Interest Cost	110	184	8	18
Expected Return on Plan Assets	—	—	—	—
Amortization of Net (Gain) or Loss	32	—	(30)	—
Amortization of Prior Service Cost	22	9	—	—
Amortization of Transition Obligation	3	3	—	—
Adjustment for Growth of Notional Balance	106	—	—	—

Total Net Periodic Benefit Cost	$373	$248	$(18)	$22

	Supplemental Pension Benefits		Postretirement Benefits

	Six Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Service Cost	$152	$104	$ 8	$ 8
Interest Cost	266	311	26	37
Expected Return on Plan Assets	—	—	—	—
Amortization of Net (Gain) or Loss	32	—	(30)	—
Amortization of Prior Service Cost	31	18	—	—
Amortization of Transition Obligation	6	6	—	—
Adjustment for Growth of Notional Balance	106	—	—	—

Total Net Periodic Benefit Cost	$593	$439	$ 4	$45

Note 7 – Loan Servicing Rights and Other Intangible Assets

        The following table shows the change in the carrying amount of loan servicing rights.

(Dollars in Thousands)

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Balance at Beginning of Period	$—	$ 5,716	$ 4,260	$ 5,985
Additions	—	78	—	432
Amortization of Servicing Rights	—	(461)	(421)	(900)
Sale of Loan Servicing Rights	—	—	(3,878)	—
Change in Valuation Allowance	—	340	39	156

Balance at End of Period	$—	$ 5,673	$ —	$ 5,673

        On March 31, 2005, the Bank sold its loan servicing rights to EverBank of Jacksonville, Florida. At June 30, 2004, the valuation allowance relating to capitalized loan servicing rights was $2,758,000, and the amount of loans serviced for others was $383,756,000.

        The following table summarizes the carrying amount of other intangible assets at June 30, 2005, December 31, 2004, and June 30, 2004.

(Dollars in Thousands)

	Core Deposit Intangible	Non-Compete Agreement Intangible	Total Other Intangible Assets

Gross Carrying Amount	$ 4,357	$ 1,000	$ 5,357
Less: Accumulated Amortization	(970)	(833)	(1,803)

Net Carrying Amount at June 30, 2005	$ 3,387	$ 167	$ 3,554

Gross Carrying Amount	$ 4,357	$ 1,000	$ 5,357
Less: Accumulated Amortization	(788)	(667)	(1,455)

Net Carrying Amount at December 31, 2004	$ 3,569	$ 333	$ 3,902

Gross Carrying Amount	$ 4,357	$ 1,000	$ 5,357
Less: Accumulated Amortization	(595)	(500)	(1,095)

Net Carrying Amount at June 30, 2004	$ 3,762	$ 500	$ 4,262

        Projected annual intangible amortization for the years 2005 through 2009 is $696,000, $342,000, $321,000, $300,000, and $280,000, respectively.

Note 8 – Obligations under Guarantees and Commitments and Contingencies

        The Corporation had $41,145,000, $44,085,000, and $33,221,000 in standby letters of credit outstanding at June 30, 2005, December 31, 2004, and June 30, 2004, respectively, predominately with remaining terms of three years or less. The Corporation had recognized a liability at June 30, 2005, December 31, 2004, and June 30, 2004 of $151,000, $337,000, and $171,000 respectively, relating to these commitments. At June 30, 2005, December 31, 2004, and June 30, 2004, the Corporation had a reserve for losses on standby letters of credit of $442,000, which is included in other liabilities.

        The Bank maintains back up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit. Due to a return on asset performance target in the back up facilities previously not being met, the Bank has pledged collateral totaling $24,134,000 at June 30, 2005.

Note 9 – Discontinued Operations

        On October 25, 2004, First Indiana Corporation sold substantially all the assets of Somerset Financial Services, LLC (“Somerset Financial”), to Somerset CPAs, P.C. Somerset Financial is a subsidiary of the Corporation and represented a majority of the operations of The Somerset Group, Inc., which was acquired by the Corporation in September 2000. Somerset CPAs was formed by a management group from Somerset Financial and assumed substantially all the liabilities of Somerset Financial. Somerset Financial has been presented as discontinued operations for the period ended June 30, 2004, and the results of operations and cash flows have been removed from the Corporation’s results of continuing operations for all periods presented in the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Cash Flows and Notes to Condensed Consolidated Financial Statements. Likewise, the assets and liabilities of Somerset Financial have been reclassified to assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of June 30, 2004. Prior to the announced sale, Somerset Financial Services, LLC was included in the Somerset operating segment.

        Results of operations for Somerset Financial Services, LLC were as follows:

(Dollars in Thousands)

	Three Months Ended June 30	Six Months Ended June 30

	2004	2004

Non-Interest Income
Somerset Fees	$ 2,709	$7,636

Total Non-Interest Income	2,709	7,636

Non-Interest Expense
Salaries and Benefits	2,196	4,560
Net Occupancy	188	377
Equipment	106	222
Professional Services	31	201
Marketing	37	84
Telephone, Supplies, and Postage	67	162
Other	154	252

Total Non-Interest Expense	2,779	5,858

Income (Loss) before Tax	(70)	1,778
Income Tax (Benefit)	(8)	689

Net Income (Loss)	$ (62)	$1,089

        The following is summarized financial information for Somerset Financial Services, LLC:

(Dollars in Thousands)

June 30 2004
Assets
Cash	$ 1
Premises and Equipment	886
Goodwill	6,360
Other Assets	2,600

Total Assets	$9,847

Liabilities
Other Liabilities	$3,223

Total Liabilities	$3,223

Note 10 – Recently Issued Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 (R)”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123 (R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments (e.g., stock options, stock grants) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123 (R) eliminates the alternative use of Opinion No. 25’s intrinsic value method of accounting that was provided in the original SFAS 123. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123 (R) originally was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, in April, 2005, the Securities and Exchange Commission issued a new rule that allows companies with December 31 year-ends to defer the effective date to January 1, 2006. SFAS 123 (R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and unvested awards granted prior to that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. First Indiana currently accounts for stock-based compensation under the recognition and measurement principles of Opinion No. 25. We are evaluating the impact of the pronouncement, including the timing and method of adoption, and we expect upon adoption of SFAS 123 (R), First Indiana’s results of operations will reflect compensation from stock-based payments comparable to the pro forma impact currently disclosed under SFAS 123 in Note 3 of the Notes to Condensed Consolidated Financial Statements.

        In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer when those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for credit losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. First Indiana adopted this pronouncement beginning January 1, 2005, with no impact to First Indiana’s financial condition, results of operations, or cash flows.

        In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method investments. The new guidance prescribes a three-step process to identify impairment of investment securities, classify impairment as either temporary or other-than-temporary, and recognize loss in the case of other-than-temporary impairment of investment securities. In September 2004, FASB issued a proposed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. FASB has delayed the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10 through 20 of Issue 03-1 will be superceded concurrent with the final issuance of FSP EITF Issue 03-1-a. The disclosure guidance in paragraphs 21 and 22 of Issue 03-1 remains effective. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee, and the Corporation’s intent to hold the impaired investments at the time of the valuation.

        In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154’s retrospective-application requirement replaces the requirement of APB No. 20 “Accounting Changes” to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Under SFAS 154, retrospective application will be the transition method in the unusual instance that a newly-issued accounting pronouncement does not provide specific transition guidance. It is expected that many pronouncements will specify transition methods other than retrospective. SFAS 154 carries forward the requirements on accounting for changes in accounting principles in interim periods proscribed by FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. The requirements of SFAS 154 are effective for accounting changes made beginning January 1, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
(Dollars in Thousands, except Per Share Data)

	For the Three Months Ended June 30		For the Six Months Ended June 30

	2005	2004	2005	2004

Net Interest Income	$ 17,238	$ 17,127	$ 33,578	$ 34,752
Provision for Loan Losses	(650)	3,250	(3,200)	6,250
Non-Interest Income	9,157	11,690	15,116	21,562
Non-Interest Expense	16,963	17,605	32,973	35,432
Income from Continuing Operations, Net of Taxes	6,283	5,065	11,905	9,319
Income (Loss) from Discontinued Operations, Net of Taxes	—	(62)	—	1,089
Net Income	6,283	5,003	11,905	10,408

Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.46	$ 0.32	$ 0.86	$ 0.60
Income from Discontinued Operations, Net of Taxes	—	—	—	0.07

Net Income	$ 0.46	$ 0.32	$ 0.86	$ 0.67

Diluted Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.45	$ 0.32	$ 0.85	$ 0.59
Income from Discontinued Operations, Net of Taxes	—	—	—	0.07

Net Income	$ 0.45	$ 0.32	$ 0.85	$ 0.66

Dividends Per Share	$ 0.180	$ 0.165	$ 0.360	$ 0.330

Net Interest Margin	3.89%	3.37%	3.83%	3.43%
Efficiency Ratio (1)	64.27	61.09	67.72	62.92
Annualized Return on Average Assets (2)	1.34	0.93	1.29	0.97
Annualized Return on Average Equity (2)	14.42	9.46	13.74	9.82

Average Basic Shares Outstanding	13,758,023	15,648,153	13,808,919	15,622,547
Average Diluted Shares Outstanding	14,028,892	15,799,187	14,072,720	15,818,322

	At June 30

	2005	2004

Assets	$ 1,914,867	$ 2,134,952
Loans	1,521,710	1,705,284
Deposits	1,443,170	1,502,717
Shareholders’ Equity	176,539	211,958

Shareholders’ Equity/Assets	9.22%	9.93%

Shareholders’ Equity Per Share	$ 12.68	$ 13.55
Market Closing Price	29.67	19.06

Shares Outstanding	13,918,041	15,641,244

(1)	Based on continuing operations.
(2)	Includes earnings from continuing and discontinued operations.

Summary of Corporation’s Results

         First Indiana Corporation and subsidiaries had net income of $6,283,000, or $0.45 per diluted share for the three months ended June 30, 2005. Net income for the second quarter of the previous year was $5,003,000, or $0.32 per diluted share. Income from continuing operations for the second quarter of the previous year was $5,065,000, or $0.32 per diluted share. Included in the second quarter 2005 results were a negative provision for losses of $650,000 and a pretax write-off of $400,000 for a lease on land previously held for banking center expansion.

        For the six months ended June 30, 2005, net income was $11,905,000, or $0.85 per diluted share. Net income for the comparable period of 2004 was $10,408,000, or $0.66 per diluted share. Income from continuing operations for the first six months of 2004 was $9,319,000 or $0.59 per diluted share. Included in results for the first six months of 2005 are the following pre-tax items: a negative provision for loan losses of $3,200,000; a $1,707,000 loss on the sale of the Bank’s third-party loan servicing portfolio; an $804,000 loss on the sale of $35,000,000 of Federal Home Loan Bank bonds; and the $400,000 lease write-off.

        Annualized return on average total assets was 1.34 percent for the three months ended June 30, 2005, compared with 0.93 percent for the same period one year ago. For the six months ended June 30, 2005, the Corporation’s annualized return on average assets was 1.29 percent compared to 0.97 percent for the comparable period in 2004. Annualized return on average total equity was 14.42 percent for the three months ended June 30, 2005, compared with 9.46 percent for the same period one year ago. For the six months ended June 30, 2005, the Corporation’s annualized return on average total equity was 13.74 percent compared to 9.82 percent for the same period one year ago.

        First Indiana paid a cash dividend of $0.18 per common share outstanding in the first and second quarters of 2005 compared with $0.165 per common share outstanding in the first and second quarters of 2004, an increase of 9.1 percent. On July 20, 2005, the Board of Directors declared a dividend of $0.20 per share of common stock, an increase of 11.1 percent in the quarterly dividend rate, payable September 15, 2005, to shareholders of record as of September 6, 2005.

Net Interest Income

        Net interest income for the second quarter of 2005 was $17,238,000, compared with $17,127,000 for the second quarter of 2004. Net interest income for the six months ended June 30, 2005 was $33,578,000, compared with $34,752,000 for the same period of 2004. A decrease in loans outstanding reduced net interest income in the second quarter and first six months of 2005 compared with the same periods last year, while an increase in net interest margin had a positive impact. Net interest margin was 3.89 percent for the second quarter of 2005 compared with 3.37 percent for the second quarter of 2004. For the six months ended June 30, 2005, net interest margin was 3.83 percent compared with 3.43 percent for the same period of 2004. Because of the Corporation’s asset-sensitive position of its balance sheet, net interest margin increased in the second quarter and first six months of 2005 when compared with the same periods in 2004 due to the impact of the Federal Reserve Board’s rate increases.

        Earning assets averaged $1,774,158,000 in the second quarter of 2005, compared with $2,034,127,000 for the same quarter in 2004. For the first six months of 2005, earning assets averaged $1,756,145,000, compared with $2,026,396,000 for the same period of 2004. The decrease in earning assets for both comparable periods was due to lower loans outstanding. For the three months ended June 30, 2005, loans averaged $1,517,704,000, compared with $1,744,744,000 for the second quarter of 2004. For the six months ended June 30, 2005, loans averaged $1,498,266,000, compared with $1,757,831,000 for the six months ended June 30, 2004.

        The following table provides information on the Corporation’s net interest margin.

Net Interest Margin
(Dollars in Thousands)

	Three Months Ended

	June 30, 2005			June 30, 2004

	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate

Assets
Interest-Bearing Due from Banks	$ 3,204	$ 21	2.66%	$ 47,492	$ 126	1.07%
Federal Funds Sold	1,736	13	3.00	—	—	—
Securities Available for Sale	225,030	2,134	3.79	216,463	1,933	3.57
Other Investments	26,484	283	4.28	25,428	238	3.74
Loans
Business	493,001	7,769	6.32	498,246	6,044	4.88
Commercial Real Estate	167,452	2,778	6.66	179,060	2,387	5.36
Single-Family Construction	76,994	1,217	6.34	186,580	2,163	4.66
Consumer	506,318	8,525	6.74	570,784	8,520	5.97
Residential Mortgage	273,939	3,291	4.81	310,074	3,666	4.73

Total Loans	1,517,704	23,580	6.22	1,744,744	22,780	5.24

Total Earning Assets	1,774,158	26,031	5.88	2,034,127	25,077	4.94
Other Assets	111,909			124,341

Total Assets	$1,886,067			$2,158,468

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand Deposits	$ 196,704	$ 203	0.41%	$ 187,898	$ 158	0.34%
Savings Deposits	478,857	2,062	1.73	483,919	908	0.75
Certificates of Deposit	471,286	3,870	3.29	633,623	4,107	2.61

Total Interest-Bearing Deposits	1,146,847	6,135	2.15	1,305,440	5,173	1.59
Short-Term Borrowings	153,685	971	2.53	121,980	295	0.97
Federal Home Loan Bank Advances	83,282	847	4.08	192,269	1,644	3.44
Subordinated Notes	46,709	840	7.20	46,585	838	7.20

Total Interest-Bearing Liabilities	1,430,523	8,793	2.47	1,666,274	7,950	1.92
Non-Interest-Bearing Demand Deposits	247,693			243,874
Other Liabilities	33,124			35,717
Shareholders’ Equity	174,727			212,603

Total Liabilities and Shareholders’ Equity	$1,886,067			$2,158,468

Net Interest Income/Spread		$17,238	3.41%		$17,127	3.02%

Net Interest Margin			3.89%			3.37%

Net Interest Margin
(Dollars in Thousands)

	Six Months Ended

	June 30, 2005			June 30, 2004

	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate

Assets
Interest-Bearing Due from Banks	$ 6,911	$ 77	2.25%	$ 27,636	$ 146	1.06%
Federal Funds Sold	2,455	32	2.62	—	—	—
Securities Available for Sale	222,161	4,033	3.63	215,626	4,112	3.81
Other Investments	26,352	558	4.23	25,303	582	4.60
Loans
Business	475,932	14,580	6.18	499,226	12,219	4.92
Commercial Real Estate	170,433	5,493	6.50	178,996	4,760	5.35
Single-Family Construction	70,480	2,162	6.19	188,074	4,278	4.57
Consumer	506,870	16,813	6.64	580,965	17,643	6.08
Residential Mortgage	274,551	6,380	4.65	310,570	7,452	4.80

Total Loans	1,498,266	45,428	6.09	1,757,831	46,352	5.29

Total Earning Assets	1,756,145	50,128	5.73	2,026,396	51,192	5.07
Other Assets	107,903			121,767

Total Assets	$1,864,048			$2,148,163

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand Deposits	$ 193,147	$ 371	0.39%	$ 184,982	$ 315	0.34%
Savings Deposits	467,284	3,522	1.52	465,413	1,606	0.69
Certificates of Deposit	461,755	7,337	3.20	631,287	8,644	2.75

Total Interest-Bearing Deposits	1,122,186	11,230	2.02	1,281,682	10,565	1.66
Short-Term Borrowings	150,352	1,725	2.31	123,807	581	0.94
Federal Home Loan Bank Advances	91,601	1,916	4.22	215,749	3,615	3.37
Subordinated Notes	46,694	1,679	7.25	46,569	1,679	7.21

Total Interest-Bearing Liabilities	1,410,833	16,550	2.36	1,667,807	16,440	1.98
Non-Interest-Bearing Demand Deposits	245,365			233,220
Other Liabilities	33,081			34,668
Shareholders’ Equity	174,769			212,468

Total Liabilities and Shareholders’ Equity	$1,864,048			$2,148,163

Net Interest Income/Spread		$33,578	3.37%		$34,752	3.09%

Net Interest Margin			3.83%			3.43%

Summary of Loan Loss Experience and Non-Performing Assets

        In the second quarter of 2005, the provision for loan losses was a negative $650,000, compared with a charge of $3,250,000 for the second quarter of 2004. For the six months ended June 30, 2005, the provision for loan losses was a negative $3,200,000, compared with a charge of $6,250,000 for the same period of 2004. When compared to the second quarter and first six months of 2004, the reduction of loan loss provision for the comparable periods of 2005 reflects continued improvement in the credit quality of the loan portfolio.

        Net loan charge-offs for the three and six months ended June 30, 2005 were $1,726,000 and $3,003,000, respectively, which compares favorably to net loan charge-offs of $3,852,000 and $7,015,000 for the three and six months ended June 30, 2004, respectively. Net charge-offs of business loans improved significantly for the three and six months ended June 30, 2005 at $487,000 and $657,000, respectively, compared with $2,929,000 and $4,909,000 for the three and six months ended June 30, 2004, respectively.

Net consumer loan charge-offs were $1,461,000 and $2,770,000 for the three and six months ended June 30, 2005, respectively, compared with $873,000 and $2,113,000 for the three and six months ended June 30, 2004, respectively. The Bank continually reviews the assumptions used in determining the allowance for loan losses and charge-offs. In the second quarter of 2005, the initial charge-off percentage for consumer loans was updated based on historical loss experience resulting in an increase in charge-offs for the period.

        At June 30, 2005, the allowance for loan losses to total loans was 3.09 percent compared with 3.54 percent at December 31, 2004, and 3.07 percent at June 30, 2004. The allowance for loan losses to non-performing loans at June 30, 2005, increased to 362.30 percent compared with 269.03 percent at December 31, 2004, and 204.34 percent at June 30, 2004. The improvement in this ratio at the end of the second quarter of 2005 reflects a decrease in non-performing loans of $6,800,000 from year-end 2004 and $12,695,000 from one year ago.

Loan Charge-Offs and Recoveries
(Dollars in Thousands)

	Three Months Ended		Six Months Ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Allowance for Loan Losses at Beginning of Period	$ 49,345	$53,034	$ 53,172	$53,197
Charge-Offs
Business	849	3,235	1,249	7,823
Consumer	1,835	1,053	3,316	2,454
Residential Mortgage	62	55	90	55

Total Charge-Offs	2,746	4,343	4,655	10,332
Recoveries
Business	362	306	592	2,914
Commercial Real Estate	248	—	278	—
Single-Family Construction	36	5	236	62
Consumer	374	180	546	341

Total Recoveries	1,020	491	1,652	3,317

Net Charge-Offs	1,726	3,852	3,003	7,015
Provision for Loan Losses	(650)	3,250	(3,200)	6,250

Allowance for Loan Losses at End of Period	$ 46,969	$52,432	$ 46,969	$52,432

Net Charge-Offs to Average Loans (Annualized)	0.46%	0.89%	0.40%	0.80%
Allowance for Loan Losses to Loans at End of Period	3.09	3.07

Allowance for Loan Losses to Non-Performing Loans at End of Period	362.30	204.34

        Non-performing assets continued to decrease during the second quarter and were $13,151,000, or 0.86 percent of loans and foreclosed assets, at June 30, 2005, compared with $21,445,000, or 1.43 percent of loans and foreclosed assets, at December 31, 2004, and $33,841,000, or 1.98 percent of loans and foreclosed assets, at June 30, 2004. Non-performing business loans decreased marginally to $10,409,000 at June 30, 2005, compared with $11,096,000 at December 31, 2004, and $10,890,000 at June 30, 2004. During the second quarter of 2005 one business relationship totaling $6,000,000 was added to non-performing loans and an allocated reserve of $3,267,000 was established. This addition to non-performing business loans was offset by the receipt of loan payments, the sale of two non-performing business loans with a carrying amount of $2,741,000, and other liquidation activity in the first six months of 2005. Consumer and residential non-performing loans totaled $2,555,000 at June 30, 2005, down from $6,064,000 at December 31, 2004, and $10,964,000 at June 30, 2004. This improvement is the result of sales of non-performing loans. The decrease in foreclosed assets at June 30, 2005, to $187,000 from $8,182,000 at June 30, 2004, is primarily the result of the write-down of foreclosed single-family construction assets in the third quarter of 2004 and the subsequent open market sale of those assets in the fourth quarter.

Non-Performing Assets
(Dollars in Thousands)

	June 30, 2005	December 31, 2004	June 30, 2004

Non-Performing Loans
Non-Accrual Loans
Business	$10,409	$10,637	$10,712
Commercial Real Estate	—	1,184	3,016
Single-Family Construction	—	45	789
Consumer	1,386	3,078	7,515
Residential Mortgage	32	961	1,990

Total Non-Accrual Loans	11,827	15,905	24,022

Accruing Loans Past Due 90 Days or More
Business	—	459	178
Commercial Real Estate	—	881	—
Single-Family Construction	—	494	—
Consumer	1,137	2,025	1,459

Total Accruing Loans Past Due 90 Days or More	1,137	3,859	1,637

Total Non-Performing Loans	12,964	19,764	25,659
Foreclosed Assets	187	1,681	8,182

Total Non-Performing Assets	$13,151	$21,445	$33,841

Non-Performing Loans to Loans at End of Period	0.85%	1.32%	1.50%
Non-Performing Assets to Loans
and Foreclosed Assets at End of Period	0.86	1.43	1.98

Non-Interest Income

        Total non-interest income was $9,157,000 for the three months ended June 30, 2005, compared with $11,690,000 for the same period in 2004. For the six months ended June 30, 2005, total non-interest income was $15,116,000, compared with $21,562,000 for the same period in 2004. Included in year-to-date 2005 non-interest income is a loss of $1,707,000 on the sale of the Bank’s third-party loan servicing portfolio and a loss of $804,000 on the sale of $35,000,000 in Federal Home Loan Bank bonds both of which occurred in the first quarter.

        Deposit charges were $4,284,000 in the second quarter of 2005, compared with $4,499,000 in the second quarter of 2004. For the six months ended June 30, 2005, deposit charges were $8,075,000, compared with $8,616,000 for the same period in 2004. The decline was due to a decrease in returned check fees, demand deposit service charges and account analysis fees. The decline in account analysis fees primarily reflects a higher earnings credit rate in the first half of 2005 when compared to the first half of 2004.

        Loan servicing income was $47,000 in the second quarter of 2005, which consisted of sub-servicing income received from the purchaser of the Bank’s loan servicing portfolio. Loan servicing income was $371,000 in the second quarter of 2004. For the six months ended June 30, 2005, loan servicing income was $56,000, compared with $285,000 for the same period in 2004. Loan servicing income for the three and six months ended June 30, 2005 is down from comparable amounts in 2004 as a result of the sale of the Bank’s loan servicing portfolio in the first quarter of 2005. The Corporation does not expect to record loan servicing income in the future since servicing was transferred to the purchaser in the second quarter of 2005.

        Loan fees were $459,000 in the second quarter of 2005, compared with $786,000 for the same period of 2004. For the six months ended June 30, 2005, loan fees were $1,010,000, compared with $1,465,000 for the same period in 2004. Construction loan fees for the three and six months ended June 30, 2005 are down from comparable amounts in 2004 primarily as a result of the sale of the non-Indiana construction loan offices in November 2004.

        Trust fees were $907,000 in the second quarter of 2005 when compared with $877,000 for the same period of 2004. For the six months ended June 30, 2005, trust fees were $1,834,000, compared with $1,753,000 for the same period in 2004. The Bank’s investment advisory and trust division had assets under management at June 30, 2005 of $951,538,000, compared with $906,133,000 at June 30, 2004. The increase in trust fees reflects the growth in assets under management which is due to new business and market appreciation of assets under management for existing clients.

        Investment and insurance product sales commissions, which are generated by the Bank’s subsidiary First Indiana Investor Services, were $117,000 and $261,000 for the three and six months ended June 30, 2005, compared with $552,000 and $1,185,000 for the three and six months ended June 30, 2004. These figures represent an expected decline in revenue due to the elimination of the existing sales channel as a part of the cost reduction plan implemented in the third quarter 2004.

        Gain on the sale of loans was $2,725,000 in the second quarter of 2005, compared with $3,186,000 for the same period of 2004. For the six months ended June 30, 2005, gains were $5,270,000, compared with $5,843,000 for the same period in 2004. Gains in the first six months of 2005 decreased from the same period last year primarily as a result of a decrease in loans sold as more loans were retained in the Bank’s portfolio. Due to shifts in market demand and an increase in retail production a greater share of originated loans met the criteria to be eligible for the portfolio. Home equity loans sold in the three and six months ended June 30, 2005, totaled $83,052,000 and $170,206,000, respectively. Home equity loans sold in the three and six months ended June 30, 2004 were $110,090,000 and $193,819,000, respectively. Home equity loans originated in the three and six months ended June 30, 2005, totaled $125,366,000 and $223,429,000, respectively. Home equity loans originated in the three and six months ended June 30, 2004, were $123,919,000 and $206,239,000, respectively.

        In addition to the sale of $35,000,000 in Federal Home Loan Bank bonds in the first quarter of 2005 resulting in a loss of $804,000, the Bank sold its holdings of Fannie Mae and Freddie Mac preferred stock at a loss of $9,000.

        Other income was $617,000 in the second quarter of 2005 compared with $1,419,000 for the same period of 2004. For the six months ended June 30, 2005, other income was $1,130,000, compared with $2,135,000 for the same period in 2004. In the second quarter of 2005 the Corporation recognized a net loss on the disposition of premises and equipment of $12,000, compared with a net gain of $313,000 in the second quarter of 2004. For the six months ended June 30, 2005, the net loss on sale of premises and equipment was $89,000, compared with a net gain of $179,000 for the same period of 2004. Income from late charges, prepayment penalties, and other consumer and residential loan fees were reduced from last year for the quarter and first six months due to the sale of the loan servicing portfolio in the first quarter of 2005, the contraction in the Corporation’s consumer and mortgage loan portfolios, and the expiration of the prepayment penalty period on aging consumer loans. Additionally, other income in the second quarter of 2004 included $175,000 of one-time items.

Non-Interest Expense

        Total non-interest expense was $16,963,000 for the three months ended June 30, 2005, compared with $17,605,000 for the same period in 2004. For the six months ended June 30, 2005, total non-interest expense was $32,973,000, compared with $35,432,000 for the same period in 2004. Included in non-interest expense in the second quarter of 2005 was $540,000 in additional compensation expense related to restricted and deferred stock awards due to an increase in the Corporation’s stock price and the write-off of $400,000 for a lease on land previously held for banking center expansion. A significant portion of the decrease in second quarter and year-to-date 2005 non-interest expense when compared with the same periods of 2004 was the result of the cost reduction plan implemented in the third quarter of 2004 and the sale of the non-Indiana construction loan offices in the fourth quarter of 2004.

        Salaries and benefits expense was $9,984,000 for the three months ended June 30, 2005, compared with $10,078,000 for the same period in 2004. For the six months ended June 30, 2005, salaries and benefits expense was $19,452,000, compared with $20,686,000 for the same period in 2004. Salary expense was $7,685,000 in the second quarter of 2005, compared with $7,905,000 for the second quarter of 2004. Salary expense was $14,752,000 in the first six months of 2005, compared with $15,938,000 in the first six months of 2004. The decrease in the 2005 periods compared to last year was the result of a lower number of employees as a part of the cost reduction plan and the sale of the non-Indiana construction loan offices in 2004. Partially offsetting the decrease was an increase in compensation expense related to restricted and deferred stock awards. Included in the second quarter of 2005 was $540,000 of additional expense relating to these awards due to an increase in the Corporation’s stock price. The Corporation had 580 full time equivalent employees at June 30, 2005, compared with 700 full time equivalent employees at June 30, 2004. Employee benefits expense was $2,299,000 and $4,701,000 for the three and six months ended June 30, 2005, compared with $2,174,000 and $4,749,000 for the same periods of 2004. Group insurance expense decreased in the second quarter and the first six months of 2005 compared to the same periods last year due to a reduction in the number of covered associates and lower group insurance premium rates while retirement benefit plan expense increased.

        Net occupancy expense was $1,367,000 and $2,407,000 for the second quarter and first six months of 2005, respectively, compared with $992,000 and $2,034,000 for the same periods last year. Net occupancy expense for the second quarter of 2005 included a write-off of $400,000 for a lease on land previously held for banking center expansion.

        Equipment expense was $1,311,000 and $2,657,000 for the second quarter and first six months of 2005, respectively, compared with $1,522,000 and $3,027,000 for the same periods of 2004. Decreases were achieved in equipment rent, repairs and maintenance, and depreciation.

        Professional services expense was $1,091,000 for the three months ended June 30, 2005, compared with $1,163,000 for the same period in 2004. For the six months ended June 30, 2005, professional services expense was $2,147,000, compared with $2,296,000 for the same period in 2004. The decreases were primarily due to a reduction in legal fees. Audit fees in the second quarter and first six months of 2005 increased over audit fees in the comparable periods of 2004 reflecting the increased cost of compliance with laws and regulations.

        Telephone, supplies, and postage expense was $768,000 for the three months ended June 30, 2005, compared with $848,000 for the same period in 2004. For the six months ended June 30, 2005, telephone, supplies, and postage expense was $1,575,000, compared with $1,701,000 for the same period in 2004. The decrease between years reflects expense reduction efforts.

        Net expense from other real estate owned (“OREO”) operations in the second quarter of 2005 was $58,000 compared with income of $25,000 for the second quarter of 2004. OREO expense for the first six months of 2005 was $90,000 compared with income of $129,000 for the same period of 2004. Gains on the sale of OREO properties in both periods of 2004 were higher than gains in the comparable periods of 2005.

        Other expense was $1,510,000 in the second quarter of 2005 and $2,300,000 for the second quarter of 2004. Other expense totaled $3,020,000 for the first six months of 2005 and $4,363,000 for the same period of the prior year. This improvement reflects decreases in demand deposit, ATM, personnel and miscellaneous expenses resulting from the cost reduction plan implemented in the third quarter of 2004. In 2005 the Corporation began to charge net losses on overdrafts against the allowance for loan losses in accordance with the “Joint Guidance on Overdraft Protection Programs” issued by the federal financial institution regulators in February 2005. Previously these losses were included in non-interest expense.

        The Corporation’s efficiency ratio was 64.27 percent for the second quarter of 2005, compared with 61.09 percent for the second quarter of 2004. The Corporation’s efficiency ratio for the first six months of this year was 67.72 percent, compared with 62.92 percent for the same period last year. The loss on the servicing sale and the loss on the sale of securities reduced non-interest income and had the effect of increasing the efficiency ratio for the first six months of 2005 by 333 basis points.

Income Tax Expense from Continuing Operations

        Income tax expense for the second quarter 2005 was $3,799,000 with an effective tax rate of 37.7 percent compared to second quarter 2004 income tax expense of $2,897,000 with an effective tax rate of 36.4 percent. Income tax expense for the six months ended June 30, 2005 was $7,016,000 with an effective tax rate of 37.1 percent, compared with income tax expense of $5,313,000 and an effective tax rate of 36.3 percent for the same period of 2004.

Discontinued Operations

        On October 25, 2004, First Indiana Corporation sold substantially all the assets of Somerset Financial Services, LLC (“Somerset Financial”), to Somerset CPAs, P.C. Somerset Financial is a subsidiary of the Corporation and represented a majority of the operations of The Somerset Group, Inc., which was acquired by the Corporation in September, 2000. Somerset CPAs was formed by a management group from Somerset Financial and assumed substantially all the liabilities of Somerset Financial. Somerset Financial has been presented as discontinued operations for the period ended June 30, 2004, and the results of operations and cash flows have been removed from the Corporation’s results of continuing operations for all periods presented in the Condensed Consolidated Statements of Earnings, Condensed Consolidated Statements of Cash Flows and Notes to Condensed Consolidated Financial Statements. Likewise, the assets and liabilities of Somerset Financial have been reclassified to assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of June 30, 2004. Prior to the announced sale, Somerset Financial Services, LLC was included in the Somerset operating segment.

Financial Condition

        Total assets at June 30, 2005 were $1,914,867,000, an increase of $16,604,000 from $1,898,263,000 at December 31, 2004 and a decrease of $220,085,000 from $2,134,952,000 at June 30, 2004.

        Loans outstanding were $1,521,710,000 at June 30, 2005, compared with $1,500,190,000 at December 31, 2004, and $1,705,284,000 at June 30, 2004.

        Business loans were $504,062,000 at June 30, 2005, compared with $466,703,000 at December 31, 2004, and $506,353,000 at June 30, 2004. Over the past year, the business loan portfolio was reduced by the deliberate and continuing shift in the mix of loans in the Bank’s portfolios to emphasize credits that match the Corporation’s targeted risk profile and the reduction of non-performing and under-performing loans. In the second quarter of 2005 business loans outstanding increased due to in-market sales efforts.

        Commercial real estate loans at June 30, 2005, were $163,963,000, compared with $175,145,000 at December 31, 2004 and $176,283,000 one year ago. The contraction in loan balances since year-end was primarily the result of payoffs from out-of-state customer relationships originally developed through the Bank’s non-Indiana construction loan offices. It was anticipated that most of these business relationships would end with the sale of these loan offices.

        Single-family construction loans outstanding were $82,529,000, $58,680,000, and $183,788,000 at June 30, 2005, December 31, 2004 and June 30, 2004, respectively. In November 2004, First Indiana sold its non-Indiana residential construction loan business, which included $134,373,000 of outstanding residential construction loans. The Bank continues to originate construction loans through its lending office in Indianapolis, Indiana. The increase in construction loans outstanding since December 31, 2004 is primarily due to obtaining a greater share of new construction projects of local builders.

        Consumer loans outstanding totaled $500,980,000 at June 30, 2005, compared with $520,611,000 at December 31, 2004 and $542,946,000 at June 30, 2004. The decrease in consumer loans is due to prepayments, particularly home equity lines of credit.

        Residential mortgage loans outstanding at June 30, 2005, totaled $270,176,000, compared with $279,051,000 at December 31, 2004, and $295,914,000 at June 30, 2004.

        In the second quarter of 2005, the Bank invested $6,300,000 in life insurance contracts. The earnings on this investment are intended to offset market value fluctuations in select accrued supplemental pension benefits. This investment is included in other assets.

        The Bank has pursued a strategy of building core deposits, retail and commercial checking and savings accounts, primarily through emphasizing relationship building. First Indiana’s demand and savings deposits were $984,438,000 on June 30, 2005, compared with $918,793,000 at December 31, 2004, and $983,058,000 at June 30, 2004. Demand deposits were $514,293,000 at June 30, 2005, compared with $455,114,000 at December 31, 2004, and $472,492,000 a year ago. Savings deposits were $470,145,000 at June 30, 2005, compared with $463,679,000 at December 31, 2004, and $510,566,000 at June 30, 2004. The increase in core deposits from one year ago is reflective of the Bank’s strong emphasis on developing relationships with business and consumer clients, improving liquidity, and securing low cost funding sources.

        Certificates of deposit were $458,732,000 at June 30, 2005, compared with $451,904,000 at December 31, 2004 and $519,659,000 at June 30, 2004. This decline from a year ago reflected decreased levels of brokered and other negotiable certificates of deposit. At June 30, 2005, the Corporation had no brokered certificates of deposit compared with $32,126,000 at June 30, 2004. Borrowed funds totaled $267,957,000 at June 30, 2005, compared with $323,364,000 at December 31, 2004, and $386,146,000 at June 30, 2004. Included in borrowed funds are FHLB advances, which decreased to $42,347,000 at June 30, 2005, from $218,325,000 one year ago as loans outstanding declined.

Capital

        At June 30, 2005, shareholders’ equity was $176,539,000, or 9.22 percent of total assets, compared with $172,143,000, or 9.07 percent of total assets, at December 31, 2004 and $211,958,000, or 9.93 percent of total assets, at June 30, 2004. In the fourth quarter of 2004, the Corporation repurchased 1,730,000 shares of common stock through a self-tender offer which reduced shareholders’ equity by $40,901,000. In the first six months of 2005, the Corporation repurchased 218,200 shares of common stock under programs authorized by the Board of Directors which reduced shareholders’ equity by $5,416,000. The decrease in the equity ratio due to the stock repurchase was partially offset by the reduction of total assets in late 2004.

        On April 20, 2005, the Board of Directors of the Corporation approved the repurchase, from time to time, on the open market of up to 750,000 outstanding shares of the Corporation’s common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board’s authorization has no expiration date.

        The Corporation paid a dividend of $0.165 per common share in each of the first three quarters of 2004 and increased the quarterly dividend 9.1 percent to $0.18 per common share for the fourth quarter of 2004. A quarterly dividend of $0.18 per common share was paid in each of the first two quarters of 2005. On July 20, 2005, the Board of Directors declared a dividend of $0.20 per share of common stock, an increase of 11.1 percent in the quarterly dividend rate, payable September 15, 2005, to shareholders of record as of September 6, 2005. This will be the 75th consecutive quarter First Indiana has paid a cash dividend and the 14th dividend increase in as many years.

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

        The following table shows the Corporation’s and the Bank’s capital levels and compliance with all capital requirements at June 30, 2005, December 31, 2004, and June 30, 2004. Additionally, the Bank exceeds the capital levels set by FDICIA for a bank to be considered well-capitalized.

(Dollars in Thousands)

	Actual		Minimum Capital Adequacy		To be Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2005
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$167,432	9.04%	$ 74,075	4.00%	N/A	N/A
First Indiana Bank, N.A.	178,512	9.65	73,961	4.00	$ 92,451	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$167,432	10.97%	$ 61,059	4.00%	N/A	N/A
First Indiana Bank, N.A.	178,512	11.72	60,935	4.00	$ 91,403	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$209,080	13.70%	$122,118	8.00%	N/A	N/A
First Indiana Bank, N.A.	197,904	12.99	121,870	8.00	$152,338	10.00%

December 31, 2004
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$162,670	8.47%	$ 76,854	4.00%	N/A	N/A
First Indiana Bank, N.A.	175,910	9.17	76,689	4.00	$ 95,861	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$162,670	10.79%	$ 60,295	4.00%	N/A	N/A
First Indiana Bank, N.A.	175,910	11.69	60,193	4.00	$ 90,289	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$204,141	13.54%	$120,589	8.00%	N/A	N/A
First Indiana Bank, N.A.	195,150	12.97	120,386	8.00	$150,482	10.00%

June 30, 2004
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$196,333	9.15%	$ 85,850	4.00%	N/A	N/A
First Indiana Bank, N.A.	174,793	8.28	84,450	4.00	$105,562	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$196,333	11.33%	$ 69,342	4.00%	N/A	N/A
First Indiana Bank, N.A.	174,793	10.14	68,982	4.00	$103,474	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$240,572	13.88%	$138,683	8.00%	N/A	N/A
First Indiana Bank, N.A.	196,737	11.41	137,965	8.00	$172,456	10.00%

        The Corporation formed statutory trusts for the purpose of issuing trust preferred securities. These trust preferred securities are included in the Corporation’s Tier 1 capital and total capital. In December 2003, FASB issued a revision of Interpretation No. 46 “Consolidation of Variable Interest Entities” that required the deconsolidation of these statutory trusts. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve issued a proposal to allow the continued inclusion of trust preferred securities in Tier 1 capital. There can be no assurances that the Federal Reserve Board will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. At June 30, 2005, the Corporation had $23,758,000 of trust preferred securities included in Tier 1 capital.

Liquidity

        First Indiana Corporation is a financial holding company and conducts substantially all of its operations through the Bank. The Corporation had no significant assets other than its investment in the Bank and a receivable of $7,517,000 due from the Bank at June 30, 2005.

        The Bank’s primary source of funds is deposits, which were $1,443,170,000 at June 30, 2005, $1,370,697,000 at December 31, 2004, and $1,502,717,000 at June 30, 2004. The Bank also relies on advances from the Federal Home Loan Bank of Indianapolis (“FHLB”), repurchase agreements, loan payments, loan payoffs, and sale of loans as sources of funds. Although the Bank continues to rely on core deposits (retail and commercial checking and savings accounts) as its chief source of funds, the use of borrowed funds, including FHLB advances, continues to be an important component of the Bank’s liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

        The Bank’s primary use of funds is loans, which totaled $1,521,710,000 at June 30, 2005, $1,500,190,000 at December 31, 2004, and $1,705,284,000 at June 30, 2004. In addition, the Bank invests in short-term investments and securities available for sale.

        First Indiana Bank maintains back up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit. Due to a return on asset performance target in the back up facilities previously not being met, the Bank has pledged collateral of $24,134,000 in investment securities at June 30, 2005.

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

        Based on the information and assumptions in effect at June 30, 2005, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 4.4 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 5.5 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results. Since First Indiana is in an asset-sensitive position, net interest income and net interest margin are expected to improve with rising interest rates.

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

        At June 30, 2005, First Indiana’s six-month and one-year cumulative gap stood at a positive 11.89 percent and a positive 14.94 percent, respectively of total interest-earning assets. This means that 11.89 and 14.94 percent of First Indiana’s assets will reprice within six months and one year without a corresponding repricing of funding liabilities. This compares with a positive six-month gap of 12.37 percent and a positive one-year gap of 17.17 percent at December 31, 2004.

        The following table shows First Indiana’s interest rate sensitivity at June 30, 2005 and December 31, 2004.

(Dollars in Thousands)

	Rate	Balance	Percent of Total	Within 180 Days	Over 180 Days to One Year	Over One Year to Five Years	Over Five Years

Interest-Earning Assets
Interest-Bearing Due from Banks	2.90%	$ 8,616	0.48%	$ 8,616	$ —	$ —	$ —
Securities Available for Sale	4.02	226,391	12.70	58,370	17,873	150,148	—
Other Investments	4.25	26,540	1.49	—	—	—	26,540
Loans (1)
Business	6.30	504,062	28.27	406,933	15,046	71,043	11,040
Commercial Real Estate	6.70	163,963	9.19	130,064	2,274	18,793	12,832
Single-Family Construction	6.35	82,529	4.63	82,529	—	—	—
Consumer	6.75	500,980	28.09	318,864	32,446	129,909	19,761
Residential Mortgage	4.79	270,176	15.15	72,786	57,097	120,205	20,088

	5.90	$1,783,257	100.00%	1,078,162	124,736	490,098	90,261

Interest-Bearing Liabilities
Deposits
Demand Deposits (2)	0.66	$ 222,169	15.66%	62,044	—	—	160,125
Savings Deposits (2)	1.83	470,145	33.13	411,834	1,495	11,961	44,855
Certificates of Deposit under $100,000	3.44	270,657	19.07	86,206	52,477	131,974	—
Certificates of Deposit $100,000 or Greater	3.23	188,075	13.25	126,561	16,261	45,111	142

	2.21	1,151,046	81.11	686,645	70,233	189,046	205,122
Borrowings
Short-Term Borrowings	2.62	178,891	12.61	178,891	—	—	—
FHLB Advances	4.86	42,347	2.98	645	50	10,000	31,652
Subordinated Notes	7.27	46,719	3.30	—	—	24,504	22,215

	2.51	1,419,003	100.00%	866,181	70,283	223,550	258,989

Net – Other (3)		364,254		—	—	—	364,254

Total		$1,783,257		866,181	70,283	223,550	623,243

Rate Sensitivity Gap				$ 211,981	$ 54,453	$266,548	$(532,982)

June 30, 2005 – Cumulative Rate Sensitivity Gap				$ 211,981	$266,434	$532,982

Percent of Total Interest-Earning Assets				11.89%	14.94%	29.89%

December 31, 2004 – Cumulative Rate Sensitivity Gap				$ 221,011	$306,697	$517,110

Percent of Total Interest-Earning Assets				12.37%	17.17%	28.95%

(1)	The distribution of fixed-rate loans and mortgage-backed securities is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable-rate loans is based on the earliest repricing date for each loan. Included in loans are $29.4 million of consumer loans and $163,000 of residential loans held for sale.

(2)	A portion of these deposits has been included in the Over Five Years category to reflect management’s assumption that these accounts are not rate-sensitive. This assumption is based upon the historical trends on these types of deposits experienced through periods of significant increases and decreases in interest rates with minimal changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.

(3)	Net – Other is the excess of non-interest-bearing liabilities and shareholders’ equity over non-interest-earning assets.

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

        As of the end of the period covered by this Report on Form 10-Q, First Indiana evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of management, including its chief executive officer and chief financial officer. The evaluation of First Indiana’s disclosure controls and procedures included a review of the controls’ objectives and design, First Indiana’s implementation of the controls, and the effect of the controls on the information generated for use in this Form 10-Q. Included as exhibits to this Form 10-Q are “Certifications” of First Indiana’s chief executive officer and chief financial officer in accordance with Rule 13a-14 of the Securities Exchange Act of 1934. This Controls and Procedures section of the Form 10-Q includes the information concerning the controls evaluation referred to in Rule 13a-15, and it should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

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

ISSUER PURCHASES OF FIRST INDIANA COMMON STOCK SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)

April 1, 2005 to April 30, 2005	—	$ —	—	750,000

May 1, 2005 to May 31, 2005	69,200	$25.70	69,200	680,800

June 1, 2005 to June 30, 2005	196	$28.48	—	680,800

Total	69,396	$25.71	69,200	680,800

(1)	Shares of common stock are purchased by the Corporation in the open market and held in trust for certain of the Corporation’s Directors under the Director’s Deferred Fee Plan described in the Corporation’s Proxy Statement. In the first and second quarters of 2005, 233 shares and 196 shares were purchased under this plan.

(2)	On April 20, 2005, the Corporation announced that its Board of Directors had on that date approved the repurchase, from time to time, on the open market of up to 750,000 outstanding shares of the Corporation’s common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board’s authorization has no expiration date. In the second quarter of 2005, 69,200 shares were repurchased under this authorization.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held April 20, 2005.

Proposal No. 1: Election of Directors. The following directors were elected at this meeting:

	Votes For	Votes Withheld

Pedro P. Granadillo	10,897,570	2,057,723
Marni McKinney	11,020,533	1,934,760
Phyllis W. Minott	10,609,427	2,345,866

Proposal No. 2: Approval of the Corporation’s Employees’ Stock Purchase Plan:

	Votes For	Votes Against

Approve Employee Stock Purchase Plan	8,810,215	593,124

Proposal No. 3: Approval of the Corporation’s 2004 Executive Compensation Plan:

	Votes For	Votes Against

Approve 2004 Executive Compensation Plan	6,630,040	2,717,838

Item 5. Other Information

        This Quarterly Report contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates; failure of the Indiana and/or national economies to continue to improve; failure to attract and retain a sufficient amount of deposits; delay in or inability to execute strategic initiatives designed to grow revenues and/or reduce expenses; the retention of key employees and customers; new or existing litigation; losses, customer bankruptcy, claims and assessments; new legal obligations or restrictions; and changes in accounting, tax, or regulatory practices or requirements. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements is available in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and subsequent filings with the United Stated Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at http://www.sec.gov or on the Corporation’s web site at http://www.FirstIndiana.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

        There have been no material changes to the procedures by which security holders may recommend nominees to First Indiana’s Board of Directors since First Indiana’s last disclosure with respect to such procedures.

Item 6. Exhibits

3.1	Articles of Incorporation of First Indiana Corporation, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-K filed on March 12, 2001.

3.2	Amended and Restated Bylaws of First Indiana Corporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on April 25, 2005.

10.1	First Indiana Corporation 2004 Executive Compensation Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 17, 2005.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Indiana Corporation

August 5, 2005	/s/ Marni McKinney Marni McKinney Chairman and Chief Executive Officer (Principal Executive Officer)

August 5, 2005	/s/ Robert H. Warrington Robert H. Warrington President and Chief Operating Officer

August 5, 2005	/s/ William J. Brunner William J. Brunner Chief Financial Officer (Principal Financial Officer)

