Form 10-Q
period 2005-09-30
FIRST INDIANA CORP
filed 2005-11-04
CIK 789670

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act). Yes |_| No |X|

On October 31, 2005, the registrant had 13,802,202 shares of common stock outstanding, $0.01 par value.

FIRST INDIANA CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

Page
Part I Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2005,
December 31, 2004, and September 30, 2004	3

Condensed Consolidated Statements of Income for the Three and Nine
Months Ended September 30, 2005 and 2004	4

Condensed Consolidated Statements of Shareholders’ Equity for the Nine
Months Ended September 30, 2005 and 2004	5

Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 2005 and 2004	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	34

Item 4. Controls and Procedures	36

Part II Other Information

Item 1. Legal Proceedings	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	38

Signatures	39

Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	September 30 2005	December 31 2004	September 30 2004
Assets
Cash	$ 52,882	$ 52,611	$ 58,268
Interest-Bearing Due from Banks	7,351	42,540	21,267
Federal Funds Sold	28,500	—	—

Cash and Cash Equivalents	88,733	95,151	79,535
Securities Available for Sale	228,807	217,269	213,388
Other Investments	26,540	26,027	25,772
Loans
Business	550,581	466,703	482,881
Commercial Real Estate	168,340	175,145	179,525
Single-Family Construction	89,141	58,680	185,448
Consumer	509,390	520,611	519,535
Residential Mortgage	267,982	279,051	277,215

Total Loans	1,585,434	1,500,190	1,644,604
Allowance for Loan Losses	(41,046)	(53,172)	(52,511)

Net Loans	1,544,388	1,447,018	1,592,093
Premises and Equipment	23,629	24,954	24,083
Accrued Interest Receivable	9,438	8,194	8,427
Loan Servicing Rights	—	4,260	5,049
Goodwill	30,682	30,682	30,682
Other Intangible Assets	3,380	3,902	4,082
Assets of Discontinued Operations	—	—	7,608
Other Assets	47,498	40,806	43,060

Total Assets	$ 2,003,095	$ 1,898,263	$ 2,033,779

Liabilities
Non-Interest-Bearing Deposits	$ 290,966	$ 265,203	$ 291,875
Interest-Bearing Deposits
Demand Deposits	181,641	189,911	180,532
Savings Deposits	478,119	463,679	472,453
Certificates of Deposit	475,693	451,904	504,084

Total Interest-Bearing Deposits	1,135,453	1,105,494	1,157,069

Total Deposits	1,426,419	1,370,697	1,448,944
Short-Term Borrowings	193,751	162,208	152,185
Federal Home Loan Bank Advances	128,015	114,499	143,309
Subordinated Notes	46,750	46,657	46,627
Accrued Interest Payable	2,006	1,818	2,369
Advances by Borrowers for Taxes and Insurance	1,741	1,175	2,693
Liabilities of Discontinued Operations	—	—	1,653
Other Liabilities	28,206	29,066	26,579

Total Liabilities	1,826,888	1,726,120	1,824,359

Shareholders’ Equity
Preferred Stock, $.01 Par Value:
2,000,000 Shares Authorized; None Issued	—	—	—
Common Stock, $.01 Par Value:
33,000,000 Shares Authorized;
Issued: 2005 - 16,160,443 Shares;
2004 - 15,971,870 and 17,585,943 Shares	162	160	176
Capital Surplus	14,634	10,048	48,292
Retained Earnings	199,642	188,424	186,823
Accumulated Other Comprehensive Loss	(2,245)	(1,398)	(780)
Treasury Stock at Cost: 2005 - 2,329,803 Shares;
2004 - 1,949,087 and 1,949,087 Shares	(35,986)	(25,091)	(25,091)

Total Shareholders’ Equity	176,207	172,143	209,420

Total Liabilities and Shareholders’ Equity	$ 2,003,095	$ 1,898,263	$ 2,033,779

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Interest Income
Interest-Bearing Due from Banks	$ 32	$ 14	$ 110	$ 161
Federal Funds Sold	27	—	58	—
Securities Available for Sale	2,168	1,900	6,201	6,012
Dividends on Other Investments	321	301	878	883
Loans	25,319	23,377	70,748	69,729

Total Interest Income	27,867	25,592	77,995	76,785
Interest Expense
Deposits	6,843	4,821	18,073	15,385
Short-Term Borrowings	1,503	417	3,227	998
Federal Home Loan Bank Advances	944	1,738	2,860	5,354
Subordinated Notes	843	847	2,523	2,526

Total Interest Expense	10,133	7,823	26,683	24,263

Net Interest Income	17,734	17,769	51,312	52,522
Provision for Loan Losses	—	5,300	(3,200)	11,550

Net Interest Income after Provision for Loan Losses	17,734	12,469	54,512	40,972
Non-Interest Income
Deposit Charges	4,445	4,470	12,520	13,086
Loan Servicing Income	1	(174)	58	111
Loan Fees	501	887	1,510	2,351
Trust Fees	944	898	2,778	2,651
Investment Product Sales Commissions	188	374	449	1,559
Sale of Loans	2,515	2,663	7,785	8,506
Sale of Loan Servicing	37	—	(1,669)	—
Net Investment Securities Gain (Loss)	—	—	(813)	280
Other	730	729	1,859	2,864

Total Non-Interest Income	9,361	9,847	24,477	31,408
Non-Interest Expense
Salaries and Benefits	9,923	11,120	29,375	31,806
Net Occupancy	1,051	1,008	3,458	3,042
Equipment	1,365	1,533	4,022	4,560
Professional Services	1,261	1,468	3,408	3,764
Marketing	633	547	1,910	1,641
Telephone, Supplies, and Postage	739	915	2,314	2,616
Other Intangible Asset Amortization	174	180	522	539
OREO Expenses	(253)	1,400	(163)	1,271
Other	1,734	2,208	4,754	6,572

Total Non-Interest Expense	16,627	20,379	49,600	55,811

Income from Continuing Operations	10,468	1,937	29,389	16,569
Income Taxes	3,853	630	10,869	5,943

Income from Continuing Operations, Net of Taxes	6,615	1,307	18,520	10,626
Discontinued Operations
Income (Loss) from Discontinued Operations	—	(2,713)	—	(936)
Income Taxes	—	(187)	—	500

Income (Loss) from Discontinued Operations, Net of Taxes	—	(2,526)	—	(1,436)

Net Income (Loss)	$ 6,615	$(1,219)	$ 18,520	$ 9,190

Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.48	$ 0.08	$ 1.34	$ 0.68
Income (Loss) from Discontinued Operations, Net of Taxes	—	(0.16)	—	(0.09)

Net Income (Loss)	$ 0.48	$ (0.08)	$ 1.34	$ 0.59

Diluted Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.47	$ 0.08	$ 1.32	$ 0.67
Income (Loss) from Discontinued Operations, Net of Taxes	—	(0.16)	—	(0.09)

Net Income (Loss)	$ 0.47	$ (0.08)	$ 1.32	$ 0.58

Dividends Per Common Share	$ 0.200	$ 0.165	$ 0.560	$ 0.495

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Shareholders’ Equity
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Outstanding Shares	Amount
Balance at December 31, 2004	14,022,783	$160	$ 10,048	$ 188,424	$(1,398)	$(25,091)	$ 172,143
Comprehensive Income:
Net Income	—	—	—	18,520	—	—	18,520
Unrealized Loss on Securities Available for Sale
of $2,213 Net of Income Taxes and Reclassification
Adjustment of $(488), Net of Income Taxes	—	—	—	—	(847)	—	(847)

Total Comprehensive Income							17,673
Dividends on Common Stock - $0.560 per share	—	—	—	(7,799)	—	—	(7,799)
Exercise of Stock Options	184,636	2	2,739	—	—	—	2,741
Redemption of Common Stock	(6,513)	—	(157)	—	—	—	(157)
Tax Benefit of Option Compensation	—	—	395	—	—	—	395
Common Stock Issued under Deferred Compensation Plan	—	—	(16)	—	—	—	(16)
Common Stock to Be Issued under Stock Incentive Plans	—	—	—	521	—	—	521
Common Stock Issued under Restricted Stock Plans	11,200	—	289	(289)	—	—	—
Common Stock Cancelled under Restricted Stock Plans	(750)	—	(17)	17	—	—	—
Amortization of Restricted Common Stock	—	—	1,317	248	—	—	1,565
Purchase and Retirement of Common Stock	—	—	(23)	—	—	—	(23)
Purchase of Treasury Stock	(384,500)	—	—	—	—	(10,920)	(10,920)
Reissuance of Treasury Stock	3,784	—	59	—	—	25	84

Balance at September 30, 2005	13,830,640	$162	$ 14,634	$ 199,642	$(2,245)	$(35,986)	$ 176,207

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Outstanding Shares	Amount
Balance at December 31, 2003	15,546,747	$175	$ 46,595	$ 185,012	$ 1,756	$(24,644)	$ 208,894
Comprehensive Income:
Net Income	—	—	—	9,190	—	—	9,190
Unrealized Loss on Securities Available for Sale of
$2,900 Net of Income Taxes and Reclassification
Adjustment of $203, Net of Income Taxes	—	—	—	—	(2,536)	—	(2,536)

Total Comprehensive Income							6,654
Dividends on Common Stock - $0.495 per share	—	—	—	(7,739)	—	—	(7,739)
Exercise of Stock Options	124,335	1	1,710	—	—	—	1,711
Redemption of Common Stock	(14,941)	—	(303)	—	—	—	(303)
Tax Benefit of Option Compensation	—	—	217	—	—	—	217
Common Stock Issued under Deferred Compensation Plan	—	—	(24)	—	—	—	(24)
Common Stock Issued under Stock Incentive Plans	2,785	—	49	—	—	—	49
Amortization of Restricted Common Stock	—	—	—	360	—	—	360
Purchase of Treasury Stock	(25,900)	—	—	—	—	(472)	(472)
Reissuance of Treasury Stock	3,830	—	48	—	—	25	73

Balance at September 30, 2004	15,636,856	$176	$ 48,292	$ 186,823	$ (780)	$(25,091)	$ 209,420

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Nine Months Ended September 30
	2005	2004
Cash Flows from Operating Activities
Net Income	$ 18,520	$ 9,190
Income from Discontinued Operations, Net of Taxes	—	(1,436)

Income from Continuing Operations, Net of Taxes	18,520	10,626
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Gain on Sale of Loans, Investments, Premises and Equipment,
and Mortgage Servicing Assets, Net	(4,898)	(8,786)
Amortization of Premium, Discount, and Intangibles, Net	2,823	1,288
Depreciation and Amortization of Premises and Equipment	1,982	2,081
Amortization of Net Deferred Loan Fees	1,975	1,648
Provision for Loan Losses	(3,200)	11,550
Origination of Loans Held for Sale, Net of Principal Collected	(245,845)	(255,356)
Proceeds from Sale of Loans Held for Sale	263,234	292,859
Proceeds from Sale of Loan Servicing Assets	2,392	—
Tax Benefit of Option Compensation	396	217
Stock Compensation	521	49
Change in:
Accrued Interest Receivable	(1,244)	926
Other Assets	(2,649)	3,908
Accrued Interest Payable	188	213
Other Liabilities	(859)	(3,755)

Net Cash Provided by Operating Activities	33,336	57,468

Cash Flows from Investing Activities
Proceeds from Sale of Securities Available for Sale	36,160	20,280
Proceeds from Maturities of Securities Available for Sale	55,076	33,611
Purchase of Securities Available for Sale	(105,108)	(55,000)
Principal Collected on Loans, Net of Originations	(113,296)	145,008
Proceeds from Sale of Loans and OREO	9,926	7,284
Purchase of Loans	—	(24,725)
Investment in Limited Partnership	(571)	—
Investment in Bank-Owned Life Insurance	(6,300)	—
Purchase of Premises and Equipment	(1,065)	(2,031)
Proceeds from Sale of Premises and Equipment	3	738

Net Cash Provided (Used) by Investing Activities	(125,175)	125,165

Cash Flows from Financing Activities
Net Change in Deposits	55,867	(40,813)
Net Change in Short-Term Borrowings	31,543	5,111
Net Change in Advances by Borrowers for Taxes and Insurance	566	1,160
Repayment of Federal Home Loan Bank Advances	(642,140)	(477,130)
Borrowings of Federal Home Loan Bank Advances	655,675	355,000
Stock Option Proceeds	2,584	1,408
Deferred Compensation	(16)	—
Purchase of Common Stock	(23)	—
Purchase of Treasury Stock	(10,920)	(472)
Reissuance of Treasury Stock	84	73
Dividends Paid	(7,799)	(7,739)

Net Cash Provided (Used) by Financing Activities	85,421	(163,402)

Net Change in Cash and Cash Equivalents	(6,418)	19,231
Cash and Cash Equivalents at Beginning of Year	95,151	60,304

Cash and Cash Equivalents at End of Period	$ 88,733	$ 79,535

See Notes to Condensed Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2005 and 2004
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

Note 2 — Earnings Per Share

        The following table presents the calculation of basic and diluted earnings per share.

(Dollars in Thousands, except Per Share Data)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Basic Earnings Per Share
Net Income (Numerator)	$ 6,615	$ (1,219)	$ 18,520	$ 9,190

Average Basic Shares Outstanding (Denominator)	13,705,157	15,638,446	13,773,951	15,627,885

Basic Earnings Per Share	$ 0.48	$ (0.08)	$ 1.34	$ 0.59

Diluted Earnings Per Share
Net Income (Numerator)	$ 6,615	$ (1,219)	$ 18,520	$ 9,190

Average Basic Shares Outstanding	13,705,157	15,638,446	13,773,951	15,627,885

Add: Dilutive Effect of Stock Options, Deferred Shares and Restricted Stock	352,266	—	295,098	180,171

Average Diluted Shares Outstanding (Denominator)	14,057,423	15,638,446	14,069,049	15,808,056

Diluted Earnings Per Share	$ 0.47	$ (0.08)	$ 1.32	$ 0.58

Options to purchase shares not included in the
computation of diluted net income per share because
the options’ price was greater than the average market
price of the common shares (anti-dilutive option shares)	—	277,220
Weighted Average Exercise Price of Anti-dilutive Option Shares		$ 19.69

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

        Pro forma net income and earnings per share under SFAS 123 for the three and nine months ended September 30, 2005 were higher than the amounts as reported due to additional compensation expense related to restricted and deferred stock awards recognized under APB 25.

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net Income, As Reported	$ 6,615	$ (1,219)	$ 18,520	$ 9,190

Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects	454	157	1,312	447
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(279)	(343)	(795)	(943)

Pro Forma Net Income	$ 6,790	$ (1,405)	$ 19,037	$ 8,694

Basic Earnings Per Share
As Reported	$ 0.48	$ (0.08)	$ 1.34	$ 0.59
Pro Forma	0.50	(0.09)	1.39	0.56
Diluted Earnings Per Share
As Reported	$ 0.47	$ (0.08)	$ 1.32	$ 0.58
Pro Forma	0.48	(0.09)	1.35	0.55

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

Note 5 — Segment Reporting

        The Corporation’s business units are primarily organized to operate in the financial services industry and are determined by the products and services offered. The community bank segment includes the Bank’s branch network, investment and insurance subsidiary, the trust division, and home equity, installment, and residential loans originated and purchased for the Bank’s portfolio. The community bank segment also originates business, single-family construction, and commercial real estate loans, and provides traditional cash management services for business customers. All goodwill has been assigned to the community bank segment. The consumer finance bank segment originates and sells home equity loans and holds home equity loans originated for sale. Non-segment includes investment portfolio management, the servicing of all loans and deposits, the parent company activities and other items not directly attributable to a specific segment. Revenues in the Corporation’s segments are generated from loans, loan sales, and fee income. There are no foreign operations.

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

Segment Reporting
(Dollars in Thousands)

	Community Bank	Consumer Finance Bank	Non-Segment	Consolidated Totals
Third Quarter 2005
Average Segment Assets	$ 1,499,234	$ 44,523	$ 388,050	$ 1,931,807

Net Interest Income (Expense) (1)	15,754	585	1,395	17,734
Provision for Loan Losses	—	—	—	—
Non-Interest Income	5,832	2,453	1,076	9,361
Intangible Amortization	(174)	—	—	(174)
Other Non-Interest Expense	(6,565)	(904)	(8,984)	(16,453)
Intersegment Income (Expense) (2)	(4,745)	449	4,296	—
Income (Loss) from Continuing

Operations before Income Taxes	$ 10,102	$ 2,583	$ (2,217)	$ 10,468

Third Quarter 2004
Average Segment Assets	$ 1,625,596	$ 60,370	$ 363,679	$ 2,049,645

Net Interest Income (Expense) (1)	17,874	782	(887)	17,769
Provision for Loan Losses	(5,300)	—	—	(5,300)
Non-Interest Income	6,766	2,639	442	9,847
Intangible Amortization	(180)	—	—	(180)
Other Non-Interest Expense	(9,571)	(928)	(9,700)	(20,199)
Intersegment Income (Expense) (2)	(4,638)	(107)	4,745	—
Income (Loss) from Continuing

Operations before Income Taxes	$ 4,951	$ 2,386	$ (5,400)	$ 1,937

Year to Date 2005
Average Segment Assets	$ 1,465,789	$ 42,667	$ 378,426	$ 1,886,882

Net Interest Income (Expense) (1)	46,850	1,769	2,693	51,312
Provision for Loan Losses	3,200	—	—	3,200
Non-Interest Income	17,312	7,645	(480)	24,477
Intangible Amortization	(522)	—	—	(522)
Other Non-Interest Expense	(19,453)	(2,815)	(26,810)	(49,078)
Intersegment Income (Expense) (2)	(16,822)	1,521	15,301	—
Income (Loss) from Continuing

Operations before Income Taxes	$ 30,565	$ 8,120	$ (9,296)	$ 29,389

Year to Date 2004
Average Segment Assets	$ 1,676,281	$ 66,973	$ 371,830	$ 2,115,084

Net Interest Income (Expense) (1)	52,492	2,544	(2,514)	52,522
Provision for Loan Losses	(11,550)	—	—	(11,550)
Non-Interest Income	20,555	8,433	2,420	31,408
Intangible Amortization	(539)	—	—	(539)
Other Non-Interest Expense	(25,462)	(2,830)	(26,980)	(55,272)
Intersegment Income (Expense) (2)	(13,330)	27	13,303	—
Income (Loss) from Continuing

Operations before Income Taxes	$ 22,166	$ 8,174	$(13,771)	$ 16,569

(1)	The net interest income amounts in the segment results reflect the actual interest income and expense from segment activities and amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.
(2)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are eliminated from the Corporation’s actual results.

Note 6 — Certain Employee Benefit Plans

        The net periodic benefit cost of the supplemental pension benefit plan and the postretirement medical, dental, and life insurance programs included in the results of operations is as follows. Unrecognized prior service amounts and unrecognized net gains and losses for all plans are amortized using the straight-line method.

(Dollars in Thousands)

	Supplemental Pension Benefits		Postretirement Benefits
	Three Months Ended September 30		Three Months Ended September 30
	2005	2004	2005	2004
Service Cost	$ 76	$ 52	$ 4	$ 4
Interest Cost	133	156	13	18
Expected Return on Plan Assets	—	—	—	—
Amortization of Net (Gain) or Loss	16	—	(15)	—
Amortization of Prior Service Cost	15	9	—	—
Amortization of Transition Obligation	3	3	—	—
Adjustment for Growth of Notional Balance	179	—	—	—

Total Net Periodic Benefit Cost	$ 422	$220	$ 2	$22

	Supplemental Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Service Cost	$ 228	$156	$ 12	$12
Interest Cost	398	467	39	55
Expected Return on Plan Assets	—	—	—	—
Amortization of Net (Gain) or Loss	48	—	(45)	—
Amortization of Prior Service Cost	46	27	—	—
Amortization of Transition Obligation	9	9	—	—
Adjustment for Growth of Notional Balance	286	—	—	—

Total Net Periodic Benefit Cost	$1,015	$659	$ 6	$67

Note 7 — Loan Servicing Rights and Other Intangible Assets

        The following table shows the change in the carrying amount of loan servicing rights.

(Dollars in Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Balance at Beginning of Period	$ —	$ 5,673	$ 4,260	$ 5,985
Additions	—	—	—	432
Amortization of Servicing Rights	—	(455)	(421)	(1,355)
Sale of Loan Servicing Rights	—	—	(3,878)	—
Change in Valuation Allowance	—	(169)	39	(13)

Balance at End of Period	$ —	$ 5,049	$ —	$ 5,049

        On March 31, 2005, the Bank sold its loan servicing rights to EverBank of Jacksonville, Florida. At September 30, 2004, the valuation allowance relating to capitalized loan servicing rights was $2,928,000, and the amount of loans serviced for others was $348,417,000.

        The following table summarizes the carrying amount of other intangible assets at September 30, 2005, December 31, 2004, and September 30, 2004.

(Dollars in Thousands)

	Core Deposit Intangible	Non-compete Agreement Intangible	Total Other Intangible Assets
Gross Carrying Amount	$ 4,357	$ 1,000	$ 5,357
Less: Accumulated Amortization	(1,060)	(917)	(1,977)

Net Carrying Amount at September 30, 2005	$ 3,297	$ 83	$ 3,380

Gross Carrying Amount	$ 4,357	$ 1,000	$ 5,357
Less: Accumulated Amortization	(788)	(667)	(1,455)

Net Carrying Amount at December 31, 2004	$ 3,569	$ 333	$ 3,902

Gross Carrying Amount	$ 4,357	$ 1,000	$ 5,357
Less: Accumulated Amortization	(692)	(583)	(1,275)

Net Carrying Amount at September 30, 2004	$ 3,665	$ 417	$ 4,082

        Projected annual intangible amortization for the years 2005 through 2009 is $696,000, $342,000, $321,000, $300,000, and $280,000, respectively.

Note 8 — Obligations under Guarantees and Commitments and Contingencies

        The Corporation had $35,452,000, $44,085,000, and $34,841,000 in standby letters of credit outstanding at September 30, 2005, December 31, 2004, and September 30, 2004, respectively, predominately with remaining terms of three years or less. The Corporation had recognized a liability at September 30, 2005, December 31, 2004, and September 30, 2004 of $64,000, $337,000, and $107,000, respectively, relating to these commitments. At September 30, 2005, December 31, 2004, and September 30, 2004, the Corporation had a reserve for losses on standby letters of credit of $442,000, which is included in other liabilities.

        The Bank maintains back up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit.

Note 9 — Discontinued Operations

        On October 25, 2004, First Indiana Corporation sold substantially all the assets of Somerset Financial Services, LLC (“Somerset Financial”), to Somerset CPAs, P.C. Somerset Financial is a subsidiary of the Corporation and represented a majority of the operations of The Somerset Group, Inc., which was acquired by the Corporation in September 2000. Somerset CPAs was formed by a management group from Somerset Financial and assumed substantially all the liabilities of Somerset Financial. Somerset Financial has been presented as discontinued operations for the period ended September 30, 2004, and the results of operations and cash flows have been removed from the Corporation’s results of continuing operations for all periods presented in the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Cash Flows and Notes to Condensed Consolidated Financial Statements. Likewise, the assets and liabilities of Somerset Financial have been reclassified to assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of September 30, 2004. Prior to the announced sale, Somerset Financial Services, LLC was included in the Somerset operating segment.

        Results of operations for Somerset Financial Services, LLC were as follows:

(Dollars in Thousands)

	Three Months Ended September 30 2004	Nine Months Ended September 30 2004
Non-Interest Income
Somerset Fees	$ 2,170	$ 9,804

Total Non-Interest Income	2,170	9,804

Non-Interest Expense
Salaries and Benefits	2,133	6,693
Net Occupancy	189	565
Equipment	119	341
Professional Services	323	524
Marketing	39	122
Telephone, Supplies, and Postage	60	222
Goodwill Impairment Loss	1,900	1,900
Other	120	373

Total Non-Interest Expense	4,883	10,740

Income (Loss) before Tax	(2,713)	(936)
Income Tax (Benefit)	(187)	500

Net Income (Loss)	$(2,526)	$(1,436)

        The following is summarized financial information for Somerset Financial Services, LLC:

(Dollars in Thousands)

September 30 2004
Assets
Cash	$ 1
Premises and Equipment	857
Goodwill	4,460
Other Assets	2,290

Total Assets	$ 7,608

Liabilities
Other Liabilities	$ 1,653

Total Liabilities	$ 1,653

Note 10 — Recently Issued Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 (R)”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123 (R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments (e.g., stock options, stock grants) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123 (R) eliminates the alternative use of Opinion No. 25’s intrinsic value method of accounting that was provided in the original SFAS 123. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123 (R) will be effective for the Corporation as of January 1, 2006. SFAS 123 (R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and unvested awards granted prior to that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. First Indiana currently accounts for stock-based compensation under the recognition and measurement principles of Opinion No. 25. First Indiana intends to adopt SFAS 123 (R) on January 1, 2006, using modified prospective application. It is expected that upon adoption First Indiana’s results of operations will reflect compensation from stock-based payments comparable to the pro forma impact currently disclosed under SFAS 123 in Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

Note 11 — Subsequent Events

        On October 19, 2005, the Bank entered into a technology outsourcing agreement with Metavante Corporation, a subsidiary of Marshall & Ilsley Corporation (“M & I”), for the provision of core processing and related technology services. The agreement runs for eight years from conversion which is expected to occur in the third quarter of 2006. Payments under the agreement largely depend upon the volume of accounts and transactions to be processed; however, annual payments are expected to be approximately $1.8 million based upon current volumes. First Indiana may be subject to termination fees for early termination of the agreement. The agreement also provides for Metavante to perform consulting services for First Indiana. Depending on the timing of the conversion to Metavante core processing systems, First Indiana may incur early termination expense with its current core processor.

        On October 21, 2005, the Corporation and the Bank entered into a definitive asset purchase agreement with Marshall & Ilsley Trust Company, N. A., a subsidiary of M & I, to sell the assets related to the trust business of First Indiana. First Indiana will receive approximately $15,000,000 in cash proceeds from the sale, based upon assets under management as of September 30, 2005. First Indiana may also received future incentive payments over the next three years depending upon revenue growth. The sale is expected to close in the first quarter of 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
(Dollars in Thousands, except Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	September 30 2005	September 30 2004	September 30 2005	September 30 2004
Net Interest Income	$ 17,734	$ 17,769	$ 51,312	$ 52,522
Provision for Loan Losses	—	5,300	(3,200)	11,550
Non-Interest Income	9,361	9,847	24,477	31,408
Non-Interest Expense	16,627	20,379	49,600	55,811
Income from Continuing Operations,
Net of Taxes	6,615	1,307	18,520	10,626
Income (Loss) from Discontinued Operations,
Net of Taxes	—	(2,526)	—	(1,436)
Net Income (Loss)	6,615	(1,219)	18,520	9,190
Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.48	$ 0.08	$ 1.34	$ 0.68
Income (Loss) from Discontinued Operations,
Net of Taxes	—	(0.16)	—	(0.09)

Net Income (Loss)	$ 0.48	$ (0.08)	$ 1.34	$ 0.59

Diluted Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.47	$ 0.08	$ 1.32	$ 0.67
Income (Loss) from Discontinued Operations,
Net of Taxes	—	(0.16)	—	(0.09)

Net Income (Loss)	$ 0.47	$ (0.08)	$ 1.32	$ 0.58

Dividends Per Share	$ 0.200	$ 0.165	$ 0.560	$ 0.495
Net Interest Margin	3.90%	3.69%	3.85%	3.52%
Efficiency Ratio (1)	61.36	73.79	65.44	66.50
Annualized Return on Average Assets (2)	1.36	(0.24)	1.31	0.58
Annualized Return on Average Equity (2)	14.80	(2.27)	14.10	5.77
Average Basic Shares Outstanding	13,705,157	15,638,446	13,773,951	15,627,885
Average Diluted Shares Outstanding	14,057,423	15,638,446	14,069,049	15,808,056

	September 30 2005	December 31 2004	September 30 2004
Assets	$ 2,003,095	$ 1,898,263	$ 2,033,779
Loans	1,585,434	1,500,190	1,644,604
Deposits	1,426,419	1,370,697	1,448,944
Shareholders’ Equity	176,207	172,143	209,420
Shareholders’ Equity/Assets	8.80%	9.07%	10.30%
Tangible Equity/Tangible Assets	7.22%	7.38%	8.74%
Shareholders’ Equity Per Share	$ 12.74	$ 12.28	$ 13.39
Market Closing Price	34.07	22.51	20.10
Shares Outstanding	13,830,640	14,022,783	15,636,856

(1)	Based on continuing operations.
(2)	Includes earnings from continuing and discontinued operations.

Summary of Corporation’s Results

        First Indiana Corporation and subsidiaries had net income of $6,615,000, or $0.47 per diluted share for the three months ended September 30, 2005 compared with a net loss for the third quarter of the previous year of $1,219,000, or a loss of $0.08 per diluted share. Performance in the third quarter of 2004 was significantly impacted by a $2,200,000 loss related to the sale of Somerset Financial Services, LLC and $1,197,000 in expense related to the implementation of a cost reduction plan. No provision for loan losses was taken in the third quarter of 2005 compared with a charge of $5.3 million in the third quarter of 2004. Income from continuing operations for the third quarter of 2004 was $1,307,000, or $0.08 per diluted share.

        For the nine months ended September 30, 2005, net income was $18,520,000, or $1.32 per diluted share. Net income for the comparable period of 2004 was $9,190,000, or $0.58 per diluted share. Income from continuing operations for the first nine months of 2004 was $10,626,000 or $0.67 per diluted share. Included in results for the first nine months of 2005 are the following pre-tax items: a negative provision for loan losses of $3,200,000; a $1,669,000 loss on the sale of the Bank’s third-party loan servicing portfolio; and an $804,000 loss on the sale of $35,000,000 of Federal Home Loan Bank bonds.

        Annualized return on average total assets was 1.36 percent for the three months ended September 30, 2005, compared with a negative 0.24 percent for the same period one year ago. For the nine months ended September 30, 2005, the Corporation’s annualized return on average assets was 1.31 percent compared to 0.58 percent for the comparable period in 2004. Annualized return on average total equity was 14.80 percent for the three months ended September 30, 2005, compared with a negative 2.27 percent for the same period one year ago. For the nine months ended September 30, 2005, the Corporation’s annualized return on average total equity was 14.10 percent compared to 5.77 percent for the same period one year ago.

        First Indiana paid a cash dividend of $0.18 per common share outstanding in the first and second quarters of 2005 and $0.20 per common share outstanding for the third quarter of 2005 compared with $0.165 per common share outstanding in the first, second and third quarters of 2004. On October 19, 2005, the Board of Directors declared a dividend of $0.20 per share of common stock, payable December 15, 2005, to shareholders of record as of December 6, 2005.

Net Interest Income

        Net interest income for the third quarter of 2005 was $17,734,000, compared with $17,769,000 for the third quarter of 2004. Net interest income for the nine months ended September 30, 2005 was $51,312,000, compared with $52,522,000 for the same period of 2004. A decrease in loans outstanding reduced net interest income in the third quarter and first nine months of 2005 compared with the same periods last year, while an increase in net interest margin had a positive impact. Net interest margin was 3.90 percent for the third quarter of 2005 compared with 3.89 percent for the second quarter of 2005 and 3.69 percent for the third quarter of 2004. Reflected in the third quarter of 2005 net interest margin was interest income of $258,000 recognized upon the payoff of a non-performing business loan which increased the margin by six basis points. For the nine months ended September 30, 2005, net interest margin was 3.85 percent compared with 3.52 percent for the same period of 2004. Rising interest rates had a positive impact on the margin in the third quarter and first nine months of 2005 when compared with the same periods in 2004. In the third quarter of 2005 increasing pricing pressures on loans and deposits offset the benefits of rising interest rates compared to the second quarter of 2005.

        Earning assets averaged $1,815,623,000 in the third quarter of 2005, compared with $1,924,083,000 for the same quarter in 2004. For the first nine months of 2005, earning assets averaged $1,776,189,000, compared with $1,992,043,000 for the same period of 2004. The decrease in earning assets for both comparable periods was due to lower loans outstanding. For the three months ended September 30, 2005, loans averaged $1,551,423,000, compared with $1,677,883,000 for the third quarter of 2004. For the nine months ended September 30, 2005, loans averaged $1,516,180,000, compared with $1,730,987,000 for the nine months ended September 30, 2004.

        The following table provides information on the Corporation’s net interest margin.

Net Interest Margin
(Dollars in Thousands)

	Three Months Ended
	September 30, 2005			September 30, 2004
Assets	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-Bearing Due from Banks	$ 4,161	$ 32	3.07%	$ 4,319	$ 14	1.32%
Federal Funds Sold	3,293	27	3.21	—	—	—
Securities Available for Sale	230,206	2,168	3.77	216,169	1,900	3.52
Other Investments	26,540	321	4.83	25,712	301	4.68
Loans
Business	520,436	8,929	6.81	492,756	6,466	5.22
Commercial Real Estate	163,598	2,902	7.04	173,525	2,791	6.40
Single-Family Construction	85,851	1,472	6.80	188,452	2,437	5.15
Consumer	510,536	8,770	6.87	536,646	8,290	6.18
Residential Mortgage	271,002	3,246	4.79	286,504	3,393	4.74

Total Loans	1,551,423	25,319	6.50	1,677,883	23,377	5.56

Total Earning Assets	1,815,623	27,867	6.11	1,924,083	25,592	5.31
Other Assets	116,184			125,562

Total Assets	$1,931,807			$2,049,645

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand Deposits	$ 185,820	$ 233	0.50%	$ 183,903	$ 158	0.34%
Savings Deposits	471,668	2,326	1.96	487,772	1,097	0.89
Certificates of Deposit	483,273	4,284	3.52	508,428	3,566	2.79

Total Interest-Bearing Deposits	1,140,761	6,843	2.38	1,180,103	4,821	1.63
Short-Term Borrowings	202,772	1,503	2.94	131,871	417	1.26
Federal Home Loan Bank Advances	85,994	944	4.35	192,395	1,738	3.59
Subordinated Notes	46,740	843	7.22	46,616	847	7.27

Total Interest-Bearing Liabilities	1,476,267	10,133	2.73	1,550,985	7,823	2.01
Non-Interest-Bearing Demand Deposits	246,881			248,908
Other Liabilities	31,365			35,958
Shareholders’ Equity	177,294			213,794

Total Liabilities and Shareholders’ Equity	$1,931,807			$2,049,645

Net Interest Income/Spread		$17,734	3.38%		$17,769	3.30%

Net Interest Margin			3.90%			3.69%

Net Interest Margin
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2005			September 30, 2004
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$ 5,985	$ 110	2.44%	$ 19,807	$ 161	1.09%
Federal Funds Sold	2,737	58	2.86	—	—	—
Securities Available for Sale	224,872	6,201	3.68	215,809	6,012	3.71
Other Investments	26,415	878	4.43	25,440	883	4.63
Loans
Business	490,930	23,509	6.40	497,053	18,685	5.02
Commercial Real Estate	168,131	8,395	6.68	177,159	7,550	5.69
Single-Family Construction	75,660	3,635	6.42	188,201	6,715	4.77
Consumer	508,104	25,582	6.71	566,084	25,933	6.11
Residential Mortgage	273,355	9,627	4.70	302,490	10,846	4.78

Total Loans	1,516,180	70,748	6.23	1,730,987	69,729	5.38

Total Earning Assets	1,776,189	77,995	5.86	1,992,043	76,785	5.14
Other Assets	110,693			123,041

Total Assets	$1,886,882			$2,115,084

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand Deposits	$ 190,678	$ 604	0.42%	$ 184,620	$ 473	0.34%
Savings Deposits	468,762	5,848	1.67	472,920	2,703	0.76
Certificates of Deposit	469,006	11,621	3.31	590,035	12,209	2.76

Total Interest-Bearing Deposits	1,128,446	18,073	2.14	1,247,575	15,385	1.65
Short-Term Borrowings	168,017	3,227	2.57	126,515	998	1.05
Federal Home Loan Bank Advances	89,712	2,860	4.26	207,907	5,354	3.44
Subordinated Notes	46,709	2,523	7.20	46,585	2,526	7.23

Total Interest-Bearing Liabilities	1,432,884	26,683	2.49	1,628,582	24,263	1.99
Non-Interest-Bearing Demand Deposits	245,876			238,488
Other Liabilities	32,502			35,101
Shareholders’ Equity	175,620			212,913

Total Liabilities and Shareholders’ Equity	$1,886,882			$2,115,084

Net Interest Income/Spread		$51,312	3.37%		$52,522	3.15%

Net Interest Margin			3.85%			3.52%

Summary of Loan Loss Experience and Non-Performing Assets

        No provision for loan losses was taken in the third quarter of 2005, compared with a charge of $5,300,000 for the third quarter of 2004. For the nine months ended September 30, 2005, the provision for loan losses was a negative $3,200,000, compared with a charge of $11,550,000 for the same period of 2004. When compared to the third quarter and first nine months of 2004, the reduction of loan loss provision for the comparable periods of 2005 reflects continued improvement in the credit quality of the loan portfolio.

        Net loan charge-offs for the three and nine months ended September 30, 2005 were $5,923,000 and $8,926,000, respectively, compared to net loan charge-offs of $5,221,000 and $12,236,000 for the three and nine months ended September 30, 2004, respectively. Charge-offs of business loans for the third quarter of 2005 were $5,036,000 which included $4,933,000 related to one non-accrual business loan. Net consumer loan charge-offs were $1,095,000 and $3,865,000 for the three and nine months ended September 30, 2005, respectively, compared with $1,113,000 and $3,226,000 for the three and nine months ended September 30, 2004, respectively. The Bank continually reviews the assumptions used in determining the allowance for loan losses and charge-offs. In the second quarter of 2005, the initial charge-off percentage for consumer loans was updated based on historical loss experience resulting in an increase in charge-offs for that period.

        At September 30, 2005, the allowance for loan losses to total loans was 2.59 percent compared with 3.54 percent at December 31, 2004, and 3.19 percent at September 30, 2004. The allowance for loan losses to non-performing loans at September 30, 2005, increased to 643.76 percent compared with 269.03 percent at December 31, 2004, and 218.16 percent at September 30, 2004. The improvement in this ratio at the end of the third quarter of 2005 reflects a decrease in non-performing loans of $13,388,000 from year-end 2004 and $17,694,000 from one year ago.

Change in Allowance for Loan Losses
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30 2005	September 30 2004	September 30 2005	September 30 2004
Allowance for Loan Losses at Beginning of Period	$46,969	$52,432	$ 53,172	$53,197
Charge-Offs
Business	5,036	1,946	6,285	9,769
Commercial Real Estate	—	630	—	630
Single-Family Construction	—	1,923	—	1,923
Consumer	1,624	1,313	4,940	3,767
Residential Mortgage	2	135	92	190

Total Charge-Offs	6,662	5,947	11,317	16,279
Recoveries
Business	209	526	801	3,440
Commercial Real Estate	—	—	278	—
Single-Family Construction	1	—	237	62
Consumer	529	200	1,075	541

Total Recoveries	739	726	2,391	4,043

Net Charge-Offs	5,923	5,221	8,926	12,236
Provision for Loan Losses	—	5,300	(3,200)	11,550

Allowance for Loan Losses at End of Period	$41,046	$52,511	$ 41,046	$52,511

Net Charge-Offs to Average Loans (Annualized)	1.51%	1.24%	0.79%	0.94%
Allowance for Loan Losses to Loans at End of Period	2.59	3.19
Allowance for Loan Losses to Non-Performing Loans
at End of Period	643.76	218.16

        Non-performing assets continued to decrease during the third quarter and were $6,447,000, or 0.41 percent of loans and foreclosed assets, at September 30, 2005, compared with $21,445,000, or 1.43 percent of loans and foreclosed assets, at December 31, 2004, and $28,565,000, or 1.73 percent of loans and foreclosed assets, at September 30, 2004. Non-performing business loans decreased to $2,204,000 at September 30, 2005, compared with $11,096,000 at December 31, 2004, and $15,854,000 at September 30, 2004. During the second quarter of 2005 one business relationship totaling $6,000,000 was added to non-performing loans of which $4,933,000 was charged-off in the third quarter. This net addition to non-performing business loans was more than offset by the receipt of loan payments, the sale of two non-performing business loans with a carrying amount of $2,741,000, and other liquidation activity in the first nine months of 2005. Consumer and residential non-performing loans totaled $3,350,000 at September 30, 2005, down from $6,064,000 at December 31, 2004, and $3,935,000 at September 30, 2004. The decrease in foreclosed assets at September 30, 2005, to $71,000 from $4,495,000 at September 30, 2004, is primarily the result of the open market sale of OREO properties.

Non-Performing Assets
(Dollars in Thousands)

	September 30, 2005	December 31, 2004	September 30, 2004

Non-Performing Loans
Non-Accrual Loans
Business	$2,204	$10,637	$15,854
Commercial Real Estate	—	1,184	1,184
Single-Family Construction	—	45	180
Consumer	2,258	3,078	1,988
Residential Mortgage	172	961	144

Total Non-Accrual Loans	4,634	15,905	19,350

Accruing Loans Past Due 90 Days or More
Business	—	459	—
Commercial Real Estate	822	881	2,917
Single-Family Construction	—	494	—
Consumer	920	2,025	1,803

Total Accruing Loans Past Due 90 Days or More	1,742	3,859	4,720

Total Non-Performing Loans	6,376	19,764	24,070
Foreclosed Assets	71	1,681	4,495

Total Non-Performing Assets	$6,447	$21,445	$28,565

Non-Performing Loans to Loans at End of Period	0.40%	1.32%	1.46%
Non-Performing Assets to Loans
and Foreclosed Assets at End of Period	0.41	1.43	1.73

Non-Interest Income

        Total non-interest income was $9,361,000 for the three months ended September 30, 2005, compared with $9,847,000 for the same period in 2004. For the nine months ended September 30, 2005, total non-interest income was $24,477,000, compared with $31,408,000 for the same period in 2004. Included in year-to-date 2005 non-interest income is a loss of $1,669,000 on the sale of the Bank’s third-party loan servicing portfolio and a loss of $804,000 on the sale of $35,000,000 in Federal Home Loan Bank bonds both of which occurred in the first quarter.

        Deposit charges were $4,445,000 for the third quarter of 2005, compared with $4,470,000 for the third quarter of 2004. For the nine months ended September 30, 2005, deposit charges were $12,520,000, compared with $13,086,000 for the same period in 2004. The decline for the first nine months of 2005 was due to a decrease in returned check fees, demand deposit service charges and account analysis fees. The decline in account analysis fees primarily reflects a higher earnings credit rate in 2005.

        Loan servicing income was $1,000 in the third quarter of 2005, compared with a servicing loss of $174,000 in the third quarter of 2004. For the nine months ended September 30, 2005, loan servicing income was $58,000, compared with $111,000 for the same period in 2004. The Bank’s loan servicing portfolio was sold in the first quarter of 2005 and the Corporation does not expect to record loan servicing income in the future since servicing was transferred to the purchaser in the second quarter of 2005.

        Loan fees were $501,000 in the third quarter of 2005, compared with $887,000 for the same period of 2004. For the nine months ended September 30, 2005, loan fees were $1,510,000, compared with $2,351,000 for the same period in 2004. Construction loan fees for the three and nine months ended September 30, 2005 are down from comparable amounts in 2004 primarily as a result of the sale of the non-Indiana construction loan offices in November 2004.

        Trust fees were $944,000 in the third quarter of 2005 when compared with $898,000 for the same period of 2004. For the nine months ended September 30, 2005, trust fees were $2,778,000, compared with $2,651,000 for the same period in 2004. The Bank’s investment advisory and trust division had assets under management at September 30, 2005 of $972,299,000, compared with $912,775,000 at September 30, 2004. The increase in trust fees reflects the growth in assets under management which is due primarily to new business and, also, market appreciation of assets under management for existing clients. Following the consummation of the sale of First Indiana’s trust department expected to occur in the first quarter of 2006, the Corporation anticipates it will no longer earn trust fee income.

        Investment and insurance product sales commissions were $188,000 and $449,000 for the three and nine months ended September 30, 2005, compared with $374,000 and $1,559,000 for the three and nine months ended September 30, 2004. These figures represent an expected decline in revenue due to the elimination of the existing sales channel as a part of the cost reduction plan implemented in the third quarter of 2004.

        Gain on the sale of loans was $2,515,000 in the third quarter of 2005, compared with $2,663,000 for the same period of 2004. For the nine months ended September 30, 2005, gains were $7,785,000, compared with $8,506,000 for the same period in 2004. Gains in the first nine months of 2005 decreased from the same period last year primarily as a result of a decrease in loans sold as more loans were retained in the Bank’s portfolio. Due to shifts in market demand and an increase in retail production a greater share of originated loans met the credit quality criteria for the Bank’s portfolio. Home equity loans sold in the three and nine months ended September 30, 2005, totaled $77,674,000 and $247,880,000, respectively. Home equity loans sold in the three and nine months ended September 30, 2004 were $84,733,000 and $278,593,000, respectively. Home equity loans originated in the three and nine months ended September 30, 2005, totaled $128,136,000 and $351,565,000, respectively. Home equity loans originated in the three and nine months ended September 30, 2004, were $108,062,000 and $312,704,000, respectively.

        In addition to the sale of $35,000,000 in Federal Home Loan Bank bonds in the first quarter of 2005 resulting in a loss of $804,000, the Bank sold its holdings of Fannie Mae and Freddie Mac preferred stock in the first quarter at a loss of $9,000.

        Other income was $730,000 in the third quarter of 2005 compared with $729,000 for the same period of 2004. For the nine months ended September 30, 2005, other income was $1,859,000, compared with $2,864,000 for the same period in 2004. Income from late charges, prepayment penalties, and other consumer and residential loan fees were reduced from last year for the quarter and first nine months due to the sale of the loan servicing portfolio in the first quarter of 2005, the contraction in the Corporation’s consumer and mortgage loan portfolios, and the expiration of the prepayment penalty period on aging consumer loans. For the nine months ended September 30, 2005, the net loss on sale of premises and equipment was $134,000, compared with a net gain of $125,000 for the same period of 2004. In the second quarter of 2005, the Bank invested $6,300,000 in life insurance contracts. The earnings on this investment are intended to offset market value fluctuations in select accrued supplemental pension benefits. This investment is included in other assets. Earnings from this investment added $214,000 to other income in 2005, primarily in the third quarter. Other income in the second quarter of 2004 included $175,000 of one-time items.

Non-Interest Expense

        Total non-interest expense was $16,627,000 for the three months ended September 30, 2005, compared with $20,379,000 for the same period in 2004. For the nine months ended September 30, 2005, total non-interest expense was $49,600,000, compared with $55,811,000 for the same period in 2004. Included in non-interest expense in the third quarter of 2004 were charges totaling $1,197,000 associated with the expense reduction plan announced in that quarter. A significant portion of the decrease in third quarter and year-to-date 2005 non-interest expense when compared with the same periods of 2004 was the result of the cost reduction plan and the sale of the non-Indiana construction loan offices in the fourth quarter of 2004.

        Salaries and benefits expense was $9,923,000 for the three months ended September 30, 2005, compared with $11,120,000 for the same period in 2004. For the nine months ended September 30, 2005, salaries and benefits expense was $29,375,000, compared with $31,806,000 for the same period in 2004. Salary expense was $7,603,000 in the third quarter of 2005, compared with $8,872,000 for the third quarter of 2004. Salary expense was $22,355,000 in the first nine months of 2005, compared with $24,810,000 in the first nine months of 2004. Included in salary expense for the third quarter of 2004 were severance agreement accruals of $931,000 related to the plan to reduce operating expenses. Additionally, the decrease in the 2005 periods compared to last year was the result of a lower number of employees as a part of the cost reduction plan and the sale of the non-Indiana construction loan offices in 2004. The Corporation had 555 full time equivalent employees at September 30, 2005, compared with 700 full time equivalent employees at September 30, 2004. Partially offsetting these decreases was an increase in compensation expense related to restricted and deferred stock awards due to an increase in the Corporation’s stock price since First Indiana accounts for these awards under the principles of APB 25. Employee benefits expense was $2,320,000 and $7,021,000 for the three and nine months ended September 30, 2005, compared with $2,246,000 and $6,995,000 for the same periods of 2004. Increases in pension plan expense in the third quarter and the first nine months of 2005 compared to the same periods last year was offset by decreases in group insurance expense and payroll taxes. Group insurance expense declined due to a reduction in the number of covered associates and lower group insurance premium rates while retirement benefit plan expense increased.

        Net occupancy expense was $1,051,000 and $3,458,000 for the third quarter and first nine months of 2005, respectively, compared with $1,008,000 and $3,042,000 for the same periods last year. Net occupancy expense for the second quarter of 2005 included a write-off of $400,000 for a lease on land previously held for banking center expansion.

        Equipment expense was $1,365,000 and $4,022,000 for the third quarter and first nine months of 2005, respectively, compared with $1,533,000 and $4,560,000 for the same periods of 2004. Decreases were achieved in equipment rent, repairs and maintenance, and depreciation.

        Professional services expense was $1,261,000 for the three months ended September 30, 2005, compared with $1,468,000 for the same period in 2004. For the nine months ended September 30, 2005, professional services expense was $3,408,000, compared with $3,764,000 for the same period in 2004. The decreases were primarily due to a reduction in legal fees. The third quarter of 2005 included $297,000 of one-time expense related to the imaging of the Bank’s retail loan files which is expected to provide future efficiencies. The third quarter of 2004 included a charge of $296,000 for the cancellation of a consulting contract. Audit fees in the third quarter and first nine months of 2005 increased over audit fees in the comparable periods of 2004 reflecting the increased cost of compliance with laws and regulations.

        Telephone, supplies, and postage expense was $739,000 for the three months ended September 30, 2005, compared with $915,000 for the same period in 2004. For the nine months ended September 30, 2005, telephone, supplies, and postage expense was $2,314,000, compared with $2,616,000 for the same period in 2004. The decrease between years reflects expense reduction efforts.

        Net income from other real estate owned (“OREO”) operations in the third quarter of 2005 was $253,000 compared with net expense of $1,400,000 for the third quarter of 2004. OREO income for the first nine months of 2005 was $163,000 compared with expense of $1,271,000 for the same period of 2004. In the third quarter of 2004 First Indiana expensed $1,128,000 as a fair value adjustment on a group of OREO properties associated with one credit relationship. The third quarter of 2005 included a $364,000 gain on the disposal of some of those properties.

        Other expense was $1,734,000 in the third quarter of 2005 and $2,208,000 for the third quarter of 2004. Other expense totaled $4,754,000 for the first nine months of 2005 and $6,572,000 for the same period of the prior year. This improvement reflects decreases in demand deposit, ATM, personnel, charitable contributions and miscellaneous expenses resulting from the cost reduction plan implemented in the third quarter of 2004. In 2005 the Corporation began to charge net losses on overdrafts against the allowance for loan losses in accordance with the “Joint Guidance on Overdraft Protection Programs” issued by the federal financial institution regulators in February 2005. Previously these losses were included in non-interest expense. Directors’ compensation expense increased in the 2005 periods compared to last year.

        The Corporation’s efficiency ratio was 61.36 percent for the third quarter of 2005, compared with 73.79 percent for the third quarter of 2004. The Corporation’s efficiency ratio for the first nine months of this year was 65.44 percent, compared with 66.50 percent for the same period last year. The loss on the servicing sale and the loss on the sale of securities reduced non-interest income and had the effect of increasing the efficiency ratio for the first nine months of 2005 by 207 basis points. The efficiency ratios for the 2004 periods were negatively impacted by the charges incurred as part of the expense reduction plan.

Income Tax Expense from Continuing Operations

        Income tax expense for the third quarter 2005 was $3,853,000 with an effective tax rate of 36.8 percent compared to third quarter 2004 income tax expense of $630,000 with an effective tax rate of 32.5 percent. Income tax expense for the nine months ended September 30, 2005 was $10,869,000 with an effective tax rate of 37.0 percent, compared with income tax expense of $5,943,000 and an effective tax rate of 35.9 percent for the same period of 2004.

Discontinued Operations

        On October 25, 2004, First Indiana Corporation sold substantially all the assets of Somerset Financial Services, LLC (“Somerset Financial”), to Somerset CPAs, P.C. Somerset Financial is a subsidiary of the Corporation and represented a majority of the operations of The Somerset Group, Inc., which was acquired by the Corporation in September, 2000. Somerset CPAs was formed by a management group from Somerset Financial and assumed substantially all the liabilities of Somerset Financial. Somerset Financial has been presented as discontinued operations for the period ended September 30, 2004, and the results of operations and cash flows have been removed from the Corporation’s results of continuing operations for all periods presented in the Condensed Consolidated Statements of Earnings, Condensed Consolidated Statements of Cash Flows

and Notes to Condensed Consolidated Financial Statements. Likewise, the assets and liabilities of Somerset Financial have been reclassified to assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of September 30, 2004. Prior to the announced sale, Somerset Financial Services, LLC was included in the Somerset operating segment.

Financial Condition

        Total assets at September 30, 2005 were $2,003,095,000, an increase of $104,832,000 from $1,898,263,000 at December 31, 2004 and a decrease of $30,684,000 from $2,033,779,000 at September 30, 2004.

        Loans outstanding were $1,585,434,000 at September 30, 2005, compared with $1,500,190,000 at December 31, 2004, and $1,644,604,000 at September 30, 2004.

        Business loans were $550,581,000 at September 30, 2005, compared with $466,703,000 at December 31, 2004, and $482,881,000 at September 30, 2004. In 2004, the business loan portfolio was reduced by the deliberate and continuing shift in the mix of loans in the Bank’s portfolios to emphasize credits that match the Corporation’s targeted risk profile and the reduction of non-performing and under-performing loans. In 2005 business loans outstanding increased due to in-market sales efforts.

        Commercial real estate loans at September 30, 2005, were $168,340,000, compared with $175,145,000 at December 31, 2004 and $179,525,000 one year ago. The contraction in loan balances from a year ago was primarily the result of payoffs from out-of-state customer relationships originally developed through the Bank’s non-Indiana construction loan offices.

        Single-family construction loans outstanding were $89,141,000, $58,680,000, and $185,448,000 at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. In November 2004, First Indiana sold its non-Indiana residential construction loan business, which included $134,373,000 of outstanding residential construction loans. In 2005 construction loans outstanding increased due to in-market sales efforts.

        Consumer loans outstanding totaled $509,390,000 at September 30, 2005, compared with $520,611,000 at December 31, 2004 and $519,535,000 at September 30, 2004. The decrease in consumer loans is due to prepayments, particularly home equity lines of credit.

        Residential mortgage loans outstanding at September 30, 2005, totaled $267,982,000, compared with $279,051,000 at December 31, 2004, and $277,215,000 at September 30, 2004.

        The Bank has pursued a strategy of building core deposits (retail and commercial checking and savings accounts), primarily through emphasizing relationship building. First Indiana’s core demand and savings deposits were $950,726,000 on September 30, 2005, compared with $918,793,000 at December 31, 2004, and $944,860,000 at September 30, 2004. Core demand and savings deposits averaged $904,369,000 in the third quarter of 2005, down from $923,254,000 for the second quarter of 2005. However, retail certificates of deposit increased to an average of $362,952,000 for the third quarter compared with $348,114,000 for the previous quarter as consumers began to migrate to higher interest bearing accounts as interest rates have risen.

        Certificates of deposit were $475,693,000 at September 30, 2005, compared with $451,904,000 at December 31, 2004 and $504,084,000 at September 30, 2004. The decline from a year ago reflected decreased levels of brokered and other negotiable certificates of deposit. At September 30, 2005, the Corporation had no brokered certificates of deposit compared with $29,844,000 at September 30, 2004. Borrowed funds totaled $368,516,000 at September 30, 2005, compared with $323,364,000 at December 31, 2004, and $342,121,000 at September 30, 2004.

Capital

        At September 30, 2005, shareholders’ equity was $176,207,000, or 8.80 percent of total assets, compared with $172,143,000, or 9.07 percent of total assets, at December 31, 2004 and $209,420,000, or 10.30 percent of total assets, at September 30, 2004. In the fourth quarter of 2004, the Corporation repurchased 1,730,000 shares of common stock through a self-tender offer which reduced shareholders’ equity by $40,901,000. In the first nine months of 2005, the Corporation repurchased 384,500 shares of common stock under programs authorized by the Board of Directors which reduced shareholders’ equity by $10,920,000.

        On April 20, 2005, the Board of Directors of the Corporation approved the repurchase, from time to time, on the open market of up to 750,000 outstanding shares of the Corporation’s common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board’s authorization has no expiration date.

        The Corporation paid a dividend of $0.165 per common share in each of the first three quarters of 2004 and increased the quarterly dividend to $0.18 per common share for the fourth quarter of 2004. In 2005, a quarterly dividend of $0.18 per common share was paid in each of the first two quarters and a dividend of $0.20 per common share was paid in the third quarter. On October 19, 2005, the Board of Directors declared a dividend of $0.20 per share of common stock, payable December 15, 2005, to shareholders of record as of December 6, 2005. This will be the 76th consecutive quarter First Indiana has paid a cash dividend.

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

        The following table shows the Corporation’s and the Bank’s capital levels and compliance with all capital requirements at September 30, 2005, December 31, 2004, and September 30, 2004. Additionally, the Bank exceeds the capital levels set by FDICIA for a bank to be considered well-capitalized.

(Dollars in Thousands)

	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2005
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$168,171	8.86%	$ 75,911	4.00%	N/A	N/A
First Indiana Bank, N.A.	180,511	9.53	75,785	4.00	$ 94,732	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$168,171	10.50%	$ 64,046	4.00%	N/A	N/A
First Indiana Bank, N.A.	180,511	11.30	63,922	4.00	$ 95,883	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$210,676	13.16%	$128,092	8.00%	N/A	N/A
First Indiana Bank, N.A.	200,752	12.56	127,844	8.00	$159,804	10.00%

December 31, 2004
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$162,670	8.47%	$ 76,854	4.00%	N/A	N/A
First Indiana Bank, N.A.	175,910	9.17	76,689	4.00	$ 95,861	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$162,670	10.79%	$ 60,295	4.00%	N/A	N/A
First Indiana Bank, N.A.	175,910	11.69	60,193	4.00	$ 90,289	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$204,141	13.54%	$120,589	8.00%	N/A	N/A
First Indiana Bank, N.A.	195,150	12.97	120,386	8.00	$150,482	10.00%

September 30, 2004
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$194,372	9.67%	$ 80,408	4.00%	N/A	N/A
First Indiana Bank, N.A.	172,515	8.61	80,102	4.00	$100,127	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$194,372	11.62%	$ 66,935	4.00%	N/A	N/A
First Indiana Bank, N.A.	172,515	10.34	66,751	4.00	$100,127	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$237,877	14.22%	$133,870	8.00%	N/A	N/A
First Indiana Bank, N.A.	193,771	11.61	133,503	8.00	$166,878	10.00%

        The Corporation formed statutory trusts for the purpose of issuing trust preferred securities. These trust preferred securities are included in the Corporation’s Tier 1 capital and total capital. In December 2003, FASB issued a revision of Interpretation No. 46 “Consolidation of Variable Interest Entities” that required the deconsolidation of these statutory trusts. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve issued a proposal to allow the continued inclusion of trust preferred securities in Tier 1 capital. There can be no assurances that the Federal Reserve Board will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. At September 30, 2005, the Corporation has $23,781,000 of trust preferred securities included in Tier 1 capital.

Liquidity

        First Indiana Corporation is a financial holding company and conducts substantially all of its operations through the Bank. The Corporation had no significant assets other than its investment in the Bank and a receivable of $6,432,000 due from the Bank at September 30, 2005.

        The Bank’s primary source of funds is deposits, which were $1,426,419,000 at September 30, 2005, $1,370,697,000 at December 31, 2004, and $1,448,944,000 at September 30, 2004. The Bank also relies on advances from the Federal Home Loan Bank of Indianapolis (“FHLB”), repurchase agreements, loan payments, loan payoffs, and sale of loans as sources of funds. Although the Bank continues to rely on core deposits (retail and commercial checking and savings accounts) as its chief source of funds, the use of borrowed funds, including FHLB advances, continues to be an important component of the Bank’s liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

        The Bank’s primary use of funds is loans, which totaled $1,585,434,000 at September 30, 2005, $1,500,190,000 at December 31, 2004, and $1,644,604,000 at September 30, 2004. In addition, the Bank invests in short-term investments and securities available for sale.

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

        Based on the information and assumptions in effect at September 30, 2005, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 3.8 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 4.9 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results.

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

        At September 30, 2005, First Indiana’s six-month and one-year cumulative gap stood at a positive 7.16 percent and a positive 11.35 percent, respectively, of total interest-earning assets. This means that 7.16 and 11.35 percent of First Indiana’s assets will reprice within six months and one year without a corresponding repricing of funding liabilities. This compares with a positive six-month gap of 12.37 percent and a positive one-year gap of 17.17 percent at December 31, 2004.

        The following table shows First Indiana’s interest rate sensitivity at September 30, 2005 and December 31, 2004.

(Dollars in Thousands)

	Rate	Balance	Percent of Total	Within 180 Days	Over 180 Days to One Year	Over One Year to Five Years	Over Five Years
Interest-Earning Assets
Interest-Bearing Due from Banks	3.50%	$ 7,351	0.39%	$ 7,351	$ —	$ —	$ —
Federal Funds Sold	3.75	28,500	1.52	28,500	—	—	—
Securities Available for Sale	4.38	228,807	12.19	48,625	16,523	163,659	—
Other Investments	4.55	26,540	1.41	—	—	—	26,540
Loans (1)
Business	6.71	550,581	29.34	380,858	43,767	110,759	15,197
Commercial Real Estate	7.08	168,340	8.98	134,900	2,250	18,562	12,628
Single-Family Construction	6.90	89,141	4.75	89,141	—	—	—
Consumer	6.96	509,390	27.14	301,758	32,466	144,042	31,124
Residential Mortgage	4.83	267,982	14.28	54,905	58,062	124,380	30,635

	6.18	$1,876,632	100.00%	1,046,038	153,068	561,402	116,124

Interest-Bearing Liabilities
Deposits
Demand Deposits (2)	0.57	$ 181,641	12.08%	14,823	—	—	166,818
Savings Deposits (2)	2.16	478,119	31.79	422,739	1,420	11,360	42,600
Certificates of Deposit under $100,000	3.67	284,464	18.91	77,170	52,815	154,479	—
Certificates of Deposit $100,000 or Greater	3.50	191,229	12.71	117,411	20,350	53,467	1

	2.51	1,135,453	75.49	632,143	74,585	219,306	209,419
Borrowings
Short-Term Borrowings	3.01	193,751	12.88	193,751	—	—	—
FHLB Advances	4.39	128,015	8.51	85,687	—	10,000	32,328
Subordinated Notes	7.27	46,750	3.12	—	—	24,535	22,215

	2.88	1,503,969	100.00%	911,581	74,585	253,841	263,962

Net - Other (3)		372,663		—	—	—	372,663

Total		$1,876,632		911,581	74,585	253,841	636,625

Rate Sensitivity Gap				$134,457	$78,483	$307,561	$(520,501)

September 30, 2005 - Cumulative Rate Sensitivity Gap				$134,457	$212,940	$520,501

Percent of Total Interest-Earning Assets				7.16%	11.35%	27.74%

December 31, 2004 - Cumulative Rate Sensitivity Gap				$221,011	$306,697	$517,110

Percent of Total Interest-Earning Assets				12.37%	17.17%	28.95%

(1)	The distribution of fixed-rate loans and mortgage-backed securities is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable-rate loans is based on the earliest repricing date for each loan. Included in loans are $33.9 million of consumer loans and $700,000 of residential loans held for sale.

(2)	A portion of these deposits has been included in the Over Five Years category to reflect management’s assumption that these accounts are not rate-sensitive. This assumption is based upon the historical trends on these types of deposits experienced through periods of significant increases and decreases in interest rates with minimal changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.

(3)	Net - Other is the excess of non-interest-bearing liabilities and shareholders’ equity over non-interest-earning assets.

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

Items 1, 3 and 4 are not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

        There were no equity securities of the Corporation sold by the Corporation during the period covered by the report that were not registered under the Securities Act.

ISSUER PURCHASES OF FIRST INDIANA COMMON STOCK SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announed Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2005 to July 31, 2005	53,000	$31.76	53,000	627,800
August 1, 2005 to August 31, 2005	113,300	$33.72	113,300	514,500
September 1, 2005 to September 30, 2005	154	$33.66	—	514,500

Total	166,454	$33.10	166,300	514,500

(1)	Shares of common stock are purchased by the Corporation in the open market and held in trust for certain of the Corporation’s Directors under the Director’s Deferred Fee Plan described in the Corporation’s Proxy Statement. In the third quarter of 2005, 154 shares were purchased under this plan.

(2)	On April 20, 2005, the Corporation announced that its Board of Directors had on that date approved the repurchase, from time to time, on the open market of up to 750,000 outstanding shares of the Corporation’s common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board’s authorization has no expiration date. In the third quarter of 2005, 166,300 shares were repurchased under this authorization.

Item 5.  Other Information

        This Quarterly Report contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates; failure of the Indiana and/or national economies to continue to improve; failure to attract and retain a sufficient amount of deposits; delay in or inability to execute strategic initiatives designed to grow revenues and/or reduce expenses; the retention of key employees and customers; new or existing litigation; losses, customer bankruptcy, claims and assessments; new legal obligations or restrictions; changes in accounting, tax, or regulatory practices or requirements; and changes in the value of assets under management could increase or decrease the proceeds to be realized from the pending sale of the trust business. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements is available in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and subsequent filings with the United Stated Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at http://www.sec.gov or on the Corporation’s web site at http://www.FirstIndiana.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

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

First Indiana Corporation

November 4, 2005	/s/ Marni McKinney

Marni McKinney Chairman and Chief Executive Officer (Principal Executive Officer)

November 4, 2005	/s/ Robert H. Warrington

Robert H. Warrington President and Chief Operating Officer

November 4, 2005	/s/ William J. Brunner

William J. Brunner Chief Financial Officer (Principal Financial Officer)

