Form 10-K
period 2005-12-31
FIRST INDIANA CORP
filed 2006-03-02
CIK 789670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Title of Each Class
Common Stock, $.01 par value
Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company.    Yes  ☐    No  ☒

State the aggregate market value of the common stock held by non-affiliates of the registrant: $328.5 million as of June 30, 2005.

On February 15, 2006, the registrant had 16,873,490 shares of common stock outstanding, $0.01 par value.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2006 Annual Meeting of Shareholders (Part III).

FIRST INDIANA CORPORATION

Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of First Indiana Corporation and its consolidated subsidiaries (“First Indiana”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to (1) any projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchase or other financial items; (2) any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans; (3) any statements concerning expected development, performance or market share relating to loans, deposits, fees or other products or services; (4) any statements regarding future economic conditions or performance; (5) any statements regarding any investigations, claims or disputes; (6) any statements of expectation or belief; and (7) any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include but are not limited to (1) macroeconomic trends and events nationally, in the State of Indiana, and in our primary market of Indianapolis; (2) the execution and performance of contracts, including loans, by customers, suppliers and partners; (3) the difficulty of aligning expense levels with revenue changes; (4) assumptions relating to the execution and timing of workforce restructuring programs; (5) the outcome of pending legislation and accounting pronouncements; (6) material changes or disruptions in financial markets which impact our ability to raise funds; and (7) other risks that are described in this report, including but not limited to the items discussed in “Risk Factors” in Item 1A of this report, and that are otherwise described from time to time in First Indiana’s Securities and Exchange Commission reports filed after this report. First Indiana assumes no obligation and does not intend to update these forward-looking statements.

FINANCIAL REVIEW

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in Thousands, except Per Share Data)	2005	2004	2003	2002	2001
Year-End Balance Sheet Data
Total Assets	$1,966,356	$1,898,263	$2,193,137	$2,125,590	$2,046,657
Investment Securities	259,516	243,296	240,410	161,320	170,354
Loans	1,567,186	1,500,190	1,814,991	1,837,633	1,756,486
Commercial	805,381	700,528	886,144	860,159	788,872
Consumer	499,465	520,611	612,025	666,150	675,111
Residential Mortgage	262,340	279,051	316,822	311,324	292,503
Deposits	1,449,276	1,370,697	1,489,972	1,339,204	1,379,478
Non-Interest-Bearing Demand	268,682	265,203	235,811	180,389	165,023
Interest-Bearing Demand	229,876	189,911	217,353	179,751	140,175
Savings	489,713	463,679	400,804	398,752	447,832
Certificates of Deposit	461,005	451,904	636,004	580,312	626,448
Short-Term Borrowings	220,732	162,208	147,074	170,956	121,082
Federal Home Loan Bank Advances	42,365	114,499	265,488	346,532	296,647
Subordinated Notes	46,781	46,657	46,534	12,169	—
Shareholders’ Equity	175,442	172,143	208,894	221,211	209,031
Selected Operations Data
Net Interest Income	$69,110	$69,441	$76,900	$73,780	$74,049
Provision for Loan Losses	(3,200)	11,550	38,974	20,756	15,228
Non-Interest Income	29,318	36,851	34,635	33,353	32,119
Non-Interest Expense	63,061	69,223	70,543	54,627	59,887
Income from Continuing Operations, Net of Taxes	24,500	16,393	1,467	20,302	19,443
Income (Loss) from Discontinued Operations, Net of Taxes	771	(1,715)	1,062	878	566
Net Income	25,271	14,678	2,529	21,180	20,009
Basic Earnings (Loss) Per Share
Income from Continuing Operations, Net of Taxes	1.43	0.84	0.07	1.04	1.00
Income (Loss) from Discontinued Operations, Net of Taxes	0.04	(0.09)	0.06	0.05	0.03

Basic Net Earnings Per Share	1.47	0.75	0.13	1.09	1.03

Diluted Earnings (Loss) Per Share
Income from Continuing Operations, Net of Taxes	1.40	0.83	0.07	1.02	0.97
Income (Loss) from Discontinued Operations, Net of Taxes	0.04	(0.09)	0.06	0.05	0.03

Diluted Net Earnings Per Share	1.44	0.74	0.13	1.07	1.00

Dividends Declared Per Common Share	0.608	0.540	0.528	0.512	0.410
Selected Ratios
Net Interest Margin	3.85%	3.55%	3.69%	3.73%	3.69%
Return on Average Total Assets	1.32	0.71	0.11	1.02	0.95
Return on Average Shareholders’ Equity	14.39	6.94	1.15	9.66	9.60
Average Shareholders’ Equity to Average Total Assets	9.21	10.19	9.91	10.51	9.89
Tangible Equity to Tangible Assets	7.33	7.38	8.04	10.12	9.91
Dividend Payout Ratio	41.36	71.81	412.50	47.06	39.69
Selected Value
Book Value Per Share	$10.22	$9.82	$10.75	$11.39	$10.84
Average Common Shares Outstanding
Basic	17,158,145	19,484,426	19,463,135	19,421,483	19,462,445
Diluted	17,549,963	19,735,453	19,650,864	19,761,725	19,998,720

All share and per share amounts have been restated to reflect the five-for-four stock split declared January 18, 2006.

OVERVIEW

First Indiana Corporation (“First Indiana” or the “Corporation”) is the holding company for First Indiana Bank, N.A. (the “Bank”), the largest commercial bank headquartered in Indianapolis. First Indiana Bank is a community bank offering a full range of banking services in Central Indiana. The Bank attracts deposits and originates commercial and consumer loans and offers cash management services through 30 banking centers. Additionally, the Bank originates home equity loans on a national basis through a network of agents and brokers. These loans are primarily sold to investors.

In January 2006, First Indiana sold the assets related to its trust business (“Trust”). In October 2004, First Indiana sold substantially all the assets of Somerset Financial Services, LLC (“Somerset Financial”), an accounting and consulting firm. The results of operations of Trust and Somerset Financial are reported as discontinued operations, and their results of operations and cash flows have been disclosed separately for all periods presented in the Consolidated Statements of Earnings, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements. Likewise, the assets and liabilities of Trust have been reclassified to assets and liabilities of discontinued operations on the Consolidated Balance Sheets.

The Corporation’s success is largely dependent on its ability to manage credit risk and interest rate risk. Making loans is an essential element of the Bank’s business, and there is a risk that loans will not be repaid. The risk of loss on a loan is affected by a number of factors, including credit risks of a particular borrower; changes in economic or industry conditions; the duration of the loan; and, in the case of a collateralized loan, uncertainties about the future value of the collateral. An economic downturn could contribute to deterioration in the quality of the loan portfolio. Loans made up 80 percent of the Corporation’s assets at year-end 2005. If an economic downturn occurs in the economy as a whole, or in Indiana where First Indiana has approximately 65 percent of its loans, borrowers may be unable to repay their loans as scheduled and the value of real estate or other collateral that may secure the loans could be adversely affected.

Interest rate risk is defined as the exposure of net interest income, net earnings, and equity to changes in interest rates. First Indiana manages risk from changes in market interest rates, in part, by controlling the mix of interest rate-sensitive assets and interest rate-sensitive liabilities. Because the Corporation is in an asset-sensitive position (where assets reprice faster than liabilities), recent rate increases by the Federal Reserve Board were reflected in an improved net interest margin in 2005.

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

Several major initiatives were implemented in 2005. In the first quarter the Bank’s third-party loan servicing portfolio was sold as the final step in the Corporation’s strategic decision to exit the third-party loan servicing business. Credit quality improved during the year and non-performing assets decreased to $4,633,000 at year-end 2005, compared with $21,445,000 at the prior year-end. The cost reduction plan, announced in the third quarter of 2004, was effective in increasing pre-tax earnings in 2005 beyond the $4,000,000 originally estimated. Business development efforts led to growth of 16.8 percent in business loans during the year. In the fourth quarter the Corporation announced an agreement to sell its trust business and recorded an after-tax gain of approximately $8,600,000 when the sale closed in January 2006.

The most significant risks and challenges for the Corporation are generating sufficient deposit growth and recruiting and retaining top talent. Growing deposits at a rate that optimally supports loan growth requires improving First Indiana’s deposit gathering capabilities. Initiatives begun in 2005 to help more aggressively pursue deposits, include hiring experienced bankers and planning new and relocated banking centers. A second significant challenge for the future is recruiting and retaining top talent. Given the entrance of new competitors into the Central Indiana market, this will only become more difficult and require a continued effort to find creative ways to maintain the most effective workforce.

An additional challenge in 2006 is achieving a successful conversion of the Bank’s core systems to a new service provider scheduled for completion in the third quarter. Non-interest expense in 2006 will include conversion-related expenses and consulting fees related to ongoing process improvement initiatives. However, the core systems conversion will incorporate improvements in associated business processes and is expected to improve non-interest expense by more than $2,000,000 annually.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. A summary of the Corporation’s significant accounting policies is contained in Note 1 of the Notes to Consolidated Financial Statements. In fulfilling its responsibilities, the Audit Committee of the Board of Directors has reviewed the accounting and reporting policies of the Corporation. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill, and the valuation allowance for deferred taxes.

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

Goodwill

The Corporation accounts for goodwill under the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment at least annually. Assets and liabilities, including goodwill, are assigned to reporting units. Reporting units with assigned goodwill are corporate banking and retail banking, which are included in the community bank segment. Goodwill formerly assigned to Somerset Financial was reclassified to Assets of Discontinued Operations and later included as part of the October 2004 asset sale. Impairment tests indicated that the fair value of each reporting unit with assigned goodwill exceeded its recorded investment (thus goodwill was not impaired). Risk factors considered in determining reporting unit fair value include future loan and deposit originations and related revenues generated from this activity, future fee revenues and costs associated with the services provided by each reporting unit, and the continued commitment of Corporation resources to each reporting unit. Future tests for impairment will also use this method. Should any of these risk factors change, the fair value of a reporting unit could deteriorate, resulting in goodwill impairment.

Valuation Allowance for Deferred Taxes

The Corporation accounts for deferred income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

STATEMENT OF EARNINGS ANALYSIS

Earnings Summary

First Indiana reported net income of $25,271,000, or $1.44 per diluted share, in 2005, compared with earnings of $14,678,000, or $0.74 per diluted share, in 2004. Net income in 2003 was $2,529,000 or $0.13 per diluted share. Increases in net income in the past two years were primarily the result of improvements in credit quality which led to reductions in the provision for loan losses. Non-performing assets decreased to $4,633,000 at December 31, 2005, from $21,445,000 at December 31, 2004, and $38,882,000 at December 31, 2003. Net charge-offs of loans totaled $10,804,000 in 2005, compared with $11,575,000 in 2004 and $31,513,000 in 2003. Net income in 2005 was also positively impacted by results of the cost reduction program implemented in the third quarter of 2004. Also included in 2005 results was a pre-tax loss of $1,649,000 on the sale of the Bank’s third-party loan servicing portfolio. Earnings in 2003 were affected by an increase of $18,218,000 in the provision for loan losses over 2002. The increase in the provision for loan losses in 2003 reflected an increased level of charge-offs, results from the findings of an independent evaluation of the commercial loan portfolio, the continued evaluation of risks in the portfolio at that time, and the Bank’s revised approach for calculating the allowance for loan losses.

In the fourth quarter of 2005, the Corporation announced an agreement to sell the assets related to its trust business. This sale was closed on January 3, 2006. In the fourth quarter of 2004, First Indiana sold substantially all the assets of Somerset Financial. The results of operations of the trust business and Somerset Financial are reported as discontinued operations. Earnings from continuing operations, net of taxes, were $24,500,000, or $1.40 per diluted share, in 2005 compared with $16,393,000, or $0.83 per diluted share, in 2004. Earnings from continuing operations, net of taxes in 2003 were $1,467,000, or $0.07 per diluted share. Earnings from discontinued operations, net of taxes, were $771,000, or $0.04 per diluted share, in 2005 compared with a loss from discontinued operations, net of taxes of $1,715,000, or a loss of $0.09 per diluted share, in 2004. Earnings from discontinued operations, net of taxes in 2003 were $1,062,000, or $0.06 per diluted share.

On January 18, 2006, the Board of Directors approved a five-for-four stock split to be effected on February 27, 2006, to shareholders of record as of February 13, 2006. All share and per share information has been restated to reflect the stock split.

Net Interest Income

Net interest income was $69,110,000 in 2005, compared with $69,441,000 in 2004 and $76,900,000 in 2003. Net interest income decreased slightly in 2005 compared with 2004 due to a decrease in earning assets offset by an increase in net interest margin. The decrease in 2004 net interest income compared with 2003 resulted from a decrease in both earning assets and the margin. Earning assets averaged $1,794,154,000 in 2005, compared with $1,955,281,000 in 2004 and $2,083,300,000 in 2003. The decrease in 2005 average earning assets compared with 2004 primarily consisted of reductions in single-family construction and consumer loans. The reduction in single-family construction loans was the result of the sale of the non-Indiana construction loan offices in November 2004, which included approximately $134,373,000 in construction loans outstanding, partially offset by new originations in the Indianapolis office. The decrease in 2004 average earning assets, compared with average earning assets in 2003, primarily consisted of reductions in business and consumer loans. Additionally, the 2004 sale of the non-Indiana construction loan offices reduced average earning assets approximately $22,000,000 in 2004. Net interest margin is calculated as the percentage of net interest income to average earning assets. Net interest margin was 3.85 percent in 2005, compared with 3.55 percent in 2004 and 3.69 percent in 2003. Rate increases by the Federal Reserve Board which began in mid-2004 led to an increase in net interest margin since First Indiana’s balance sheet has been in an asset-sensitive position. Yields on consumer and residential mortgage loans fell in 2004, as well as 2003, due to continued prepayments and repricing of higher coupon loans. Historically low interest rates compressed net interest margin and net interest income in 2003, as deposit rates were unable to fully absorb reductions in market interest rates. See “Asset/Liability Management” for a more detailed discussion of the Corporation’s management of interest rate risk.

Net interest margin consists of two components: interest rate spread and the contribution of interest-free funds, primarily non-interest-bearing demand deposits and shareholders’ equity. Interest rate spread is the difference between the yield on total earning assets and the cost of total interest-bearing liabilities. Both the interest rate spread and the contribution of interest-free funds were impacted positively by rising interest rates and had a positive impact on the 2005 net interest margin. The interest rate spread for 2005 was 3.35 percent, compared with 3.17 percent in 2004 and 3.36 percent in 2003. The contribution of interest-free funds to net interest margin varies depending on the level of interest-free funds and the level of interest rates. Interest-free funds averaged $341,465,000, or 19.0 percent of earning assets, in 2005, compared with $368,428,000, or 18.8 percent of earning assets, in 2004, and $334,547,000, or 16.1 percent of earning assets, in 2003. Interest-free funds provided 50 basis points to the margin in 2005, compared with 38 basis points in 2004 and 33 basis points in 2003. Although the contribution from interest-free funds improved in 2004, net interest margin declined due to the decrease in interest rate spread. The decline in yields on consumer and residential mortgage loans in 2004 discussed above, as well as declines in the yield on securities available for sale, are the principal reasons for this narrowing of interest rate spread.

Net Interest Margin

	2005			2004			2003
(Dollars in Thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$5,354	$142	2.64%	$29,200	$389	1.33%	$5,014	$61	1.21%
Federal Funds Sold	2,853	91	3.19	—	—	—	227	3	1.18
Securities Available for Sale	226,513	8,387	3.70	215,159	7,869	3.66	177,898	8,035	4.52
Other Investments	26,447	1,159	4.38	25,573	1,170	4.57	24,194	1,252	5.18
Loans (1)
Business	504,388	33,236	6.59	491,490	25,577	5.20	562,138	28,716	5.11
Commercial Real Estate	167,287	11,497	6.87	176,641	10,238	5.80	161,352	8,919	5.53
Single-Family Construction	80,652	5,379	6.67	166,416	8,111	4.87	204,068	9,333	4.57
Consumer	509,471	34,625	6.80	554,570	34,177	6.16	648,890	42,448	6.54
Residential Mortgage	271,189	12,664	4.67	296,232	14,113	4.76	299,519	15,563	5.20

Total Loans	1,532,987	97,401	6.35	1,685,349	92,216	5.47	1,875,967	104,979	5.60

Total Earning Assets	1,794,154	107,180	5.97	1,955,281	101,644	5.20	2,083,300	114,330	5.49
Other Assets	113,388			119,780			134,446

Total Assets	$1,907,542			$2,075,061			$2,217,746

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand Deposits	$189,297	$877	0.46%	$185,050	$635	0.34%	$210,922	$1,096	0.52%
Savings Deposits	477,500	8,835	1.85	472,006	3,977	0.84	423,401	3,076	0.73
Certificates of Deposit	473,150	16,218	3.43	565,940	15,821	2.80	697,478	20,992	3.01

Total Interest-Bearing Deposits	1,139,947	25,930	2.27	1,222,996	20,433	1.67	1,331,801	25,164	1.89
Short-Term Borrowings	181,930	5,121	2.81	128,676	1,521	1.18	132,886	1,390	1.05
Federal Home Loan Bank Advances	84,087	3,653	4.34	188,581	6,880	3.65	262,666	9,360	3.56
Subordinated Notes	46,725	3,366	7.20	46,600	3,369	7.23	21,400	1,516	7.08

Total Interest-Bearing Liabilities	1,452,689	38,070	2.62	1,586,853	32,203	2.03	1,748,753	37,430	2.13
Non-Interest-Bearing Demand Deposits	246,113			241,941			209,126
Other Liabilities	33,124			34,723			40,122
Shareholders’ Equity	175,616			211,544			219,745

Total Liabilities and Shareholders’ Equity	$1,907,542			$2,075,061			$2,217,746

Net Interest Income/Spread		$69,110	3.35%		$69,441	3.17%		$76,900	3.36%

Net Interest Margin			3.85%			3.55%			3.69%

(1)	Included in loans are loans held for sale totaling $32.3 million, $44.1 million, and $69.0 million in 2005, 2004, and 2003, respectively, and non-accrual loans.

The following table shows the impact on net interest income of changes in interest rates and volume of the Corporation’s assets and liabilities. The change in interest not due solely to rate or volume has been allocated in proportion to the absolute dollar amounts of the change in each.

	2005 Compared with 2004			2004 Compared with 2003
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
(Dollars in Thousands)	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest Income
Interest-Bearing Deposits	$214	$(461)	$(247)	$7	$321	$328
Federal Funds Sold	—	91	91	—	(3)	(3)
Securities Available for Sale	98	420	518	(1,681)	1,515	(166)
Other Investments	(50)	39	(11)	(151)	69	(82)
Loans	14,005	(8,820)	5,185	(2,290)	(10,473)	(12,763)

	14,267	(8,731)	5,536	(4,115)	(8,571)	(12,686)
Interest Expense
Interest-Bearing Deposits
Demand Deposits	227	15	242	(339)	(122)	(461)
Savings Deposits	4,811	47	4,858	524	377	901
Certificates of Deposit	3,238	(2,841)	397	(1,417)	(3,754)	(5,171)
Short-Term Borrowings	2,771	829	3,600	176	(45)	131
FHLB Advances	1,126	(4,353)	(3,227)	217	(2,697)	(2,480)
Subordinated Notes	(12)	9	(3)	32	1,821	1,853

	12,161	(6,294)	5,867	(807)	(4,420)	(5,227)

Net Interest Income	$2,106	$(2,437)	$(331)	$(3,308)	$(4,151)	$(7,459)

Non-Interest Income

The following table shows First Indiana’s non-interest income for the past three years.

	Years Ended December 31
		Increase (Decrease)			Increase (Decrease)
(Dollars in Thousands)	2005	Amount	Percent	2004	Amount	Percent	2003
Deposit Charges	$16,760	$(486)	(2.8)%	$17,246	$351	2.1%	$16,895
Loan Servicing Income (Expense)	58	294	124.6	(236)	1,843	88.6	(2,079)
Loan Fees	1,818	(1,221)	(40.2)	3,039	429	16.4	2,610
Investment Product Sales Commissions	581	(1,123)	(65.9)	1,704	(13)	(0.8)	1,717
Sale of Loans	10,188	(1,350)	(11.7)	11,538	716	6.6	10,822
Sale of Loan Servicing	(1,649)	(1,649)	—	—	—	—	—
Net Investment Securities Gain (Loss)	(813)	(794)	(4,178.9)	(19)	(26)	(371.4)	7
Other	2,375	(1,204)	(33.6)	3,579	(1,084)	(23.2)	4,663

	$29,318	$(7,533)	(20.4)%	$36,851	$2,216	6.4%	$34,635

Non-interest income totaled $29,318,000 in 2005, compared with $36,851,000 in 2004 and $34,635,000 in 2003. Non-interest income in 2005 includes a loss of $1,649,000 on the sale of the Bank’s third-party loan servicing portfolio at the end of the first quarter.

Deposit charges in 2005 decreased 2.8 percent to $16,760,000 following a 2.1 percent increase to $17,246,000 in 2004. The decrease in deposit charges in 2005 compared with 2004 was primarily due to a reduction in account analysis fees resulting from a higher earnings credit rate in 2005 and a decline in overdraft charges. Growth in deposit charges in 2004 consisted of growth in overdraft fees and debit card fees partially offset by a decrease in account analysis fees from business demand accounts.

Loan servicing income was $58,000 in 2005, compared with loan servicing expense of $236,000 in 2004 and loan servicing expense of $2,079,000 in 2003. Following the sale of the Bank’s third-party loan servicing portfolio in the first quarter of 2005, the transfer of the servicing of the loans to the purchaser was completed in the second quarter. All loans have been sold servicing released since the second quarter of 2004, and the Bank expects to continue this practice. The Corporation is no longer servicing loans for others and, therefore, does not expect to record loan servicing income in the future. Residential and home equity loans serviced for others were $320,994,000 at December 31, 2004, and $432,920,000 at December 31, 2003. Loan servicing income consists of three related elements: fees received from servicing residential mortgage and home equity loans, amortization of capitalized servicing right assets, and changes in the valuation allowance on servicing right assets. Rapid repayments accelerated the amortization of loan servicing rights and increased valuation impairment charges in 2004 and 2003. In addition, fees collected from servicing loans were reduced in 2004 and 2003 due to the lower loan servicing volume. Valuation impairment charges totaled $376,000 in 2004 compared with $2,386,000 in 2003. The valuation impairment loss in 2003 reflected high prepayments and adjustments to certain assumptions used in determining the estimated market value of the loan servicing rights portfolio. Additional information relating to loan servicing rights can be found in Note 3 of the Notes to the Consolidated Financial Statements.

Loan fees were $1,818,000 in 2005, compared with $3,039,000 in 2004 and $2,610,000 in 2003. The primary reason for the decrease in loan fees in 2005 compared with 2004 was a reduction in construction loan fees due to the sale of the non-Indiana construction loan offices in November 2004. The increase in loan fees in 2004 over 2003 was primarily the result of the transition to a new method of recognizing standby letter of credit fees as prescribed by Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which reduced loan fees recorded in 2003 as these fees were required to be recognized over the life of the guarantee as opposed to recognition when the agreement was issued.

Investment and insurance product sales commissions generated by First Indiana Investor Services, Inc., the Bank’s investment products and insurance sales subsidiary, were $581,000 in 2005, compared with $1,704,000 in 2004 and $1,717,000 in 2003. Annuity sales revenues have declined due to the elimination of the existing sales channel as part of the cost reduction plan implemented in the third quarter of 2004.

Gain on the sale of loans in 2005 was $10,188,000, a decrease of $1,350,000 from comparable revenues in 2004 of $11,538,000, which included a net gain of $958,000 from the sale of the non-Indiana construction loan offices. Gain on the sale of loans in 2003 was $10,822,000. Gain on the sale of consumer loans was $9,998,000 in 2005, compared with $10,476,000 in 2004 and $10,806,000 in 2003. Gain on the sale of consumer loans decreased in 2005 from 2004 levels due to a reduction in loans sold as more loans were retained in the Bank’s portfolio. As a result of shifts in market demand and an increase in retail production in 2005, a greater share of originated loans met the criteria for the Bank’s portfolio. Consumer loan sales revenue in 2004 was affected by a lower volume of consumer loan sales compared with 2003. Consumer loans sold were $328,515,000 in 2005, compared with $339,595,000 in 2004 and $344,638,000 in 2003. Gain on the sale of residential loans was $191,000 in 2005, compared with $104,000 in 2004 and $16,000 in 2003. Residential loans sold were $10,051,000 in 2005, compared with $6,481,000 in 2004 and $1,439,000 in 2003. Gain on the sale of residential loans increased in 2005 from 2004 in part due to a shift in the method of delivering residential loans to the secondary market. In 2005 a greater percentage of residential loans were delivered by the Bank as correspondent with the gain recorded in gain on the sale of loans rather than as a broker with the gain recorded in other non-interest income.

In 2005 the net investment securities loss was $813,000, compared with a net loss of $19,000 in 2004 and a net gain of $7,000 in 2003. In addition to the sale of $35,000,000 in Federal Home Loan Bank bonds in the first quarter of 2005 resulting in a loss of $804,000, the Bank sold its holding of Fannie Mae and Freddie Mac preferred stock in the same quarter at a loss of $9,000. The Bank had previously recognized impairment losses of $299,000 in 2004 on this preferred stock. The Bank recorded a gain of $280,000 on the sale of $20,000,000 in treasury securities in 2004.

Other non-interest income in 2005 was $2,375,000, compared with $3,579,000 in 2004 and $4,663,000 in 2003. Income from late charges, prepayment penalties, and other consumer and residential loan fees in 2005 was reduced from the previous year due to the sale of the loan servicing portfolio, the contraction in the consumer and mortgage loan portfolios, and the expiration of the prepayment penalty period on aging consumer loans. In 2005 the net loss on the sale of premises and equipment was $134,000, compared with a net gain of $125,000 in 2004. In the second quarter of 2005, the Bank invested $6,300,000 in life insurance contracts. The earnings on this investment are intended to offset market value fluctuations in select accrued supplemental pension benefits. This investment is included in other assets. Earnings from this investment added $248,000 to other non-interest income in 2005. Broker loan fees decreased in 2005 to $66,000 from $207,000 in 2004 in part due to a shift in the method of delivering residential loans to the secondary market. In 2005 a greater percentage of residential loans were delivered by the Bank as correspondent with the gain recorded in gain on the sale of loans rather than as a broker with the gain recorded in other non-interest income. Other non-interest income in 2004 included $175,000 of one-time items. Customer fee revenue included in other non-interest income decreased in 2004 from 2003 primarily due to a slow-down in prepayment activity in consumer loans, both owned by the Bank and serviced for others. Broker loan fees decreased $266,000 in 2004 compared with 2003, due to a slow-down in refinancing activity. Included in 2003 other non-interest income was $309,000 from a one-time item.

Non-Interest Expense

The following table shows First Indiana’s non-interest expense for the past three years.

	Years Ended December 31
		Increase (Decrease)			Increase (Decrease)
(Dollars in Thousands)	2005	Amount	Percent	2004	Amount	Percent	2003
Salaries	$27,968	$(1,941)	(6.5)%	$29,909	$(1,431)	(4.6)%	$31,340
Benefits	9,327	423	4.8	8,904	1,074	13.7	7,830
Net Occupancy	4,330	357	9.0	3,973	(8)	(0.2)	3,981
Equipment	5,368	(578)	(9.7)	5,946	(300)	(4.8)	6,246
Professional Services	4,118	(710)	(14.7)	4,828	(726)	(13.1)	5,554
Marketing	2,144	9	0.4	2,135	(354)	(14.2)	2,489
Telephone, Supplies, and Postage	3,004	(425)	(12.4)	3,429	(305)	(8.2)	3,734
Other Intangible Asset Amortization	696	(22)	(3.1)	718	(18)	(2.4)	736
Other Real Estate Owned Operations – Net	(94)	(1,309)	(107.7)	1,215	524	75.8	691
Deposit Insurance	190	(31)	(14.0)	221	(15)	(6.4)	236
Miscellaneous	6,010	(1,935)	(24.4)	7,945	239	3.1	7,706

	$63,061	$(6,162)	(8.9)%	$69,223	$(1,320)	(1.9)%	$70,543

Non-interest expense in 2005 was $63,061,000, compared with $69,223,000 in 2004. Included in non-interest expense in 2004 were charges totaling $1,197,000 associated with the expense reduction plan announced in the third quarter of that year. A significant portion of the remaining decrease in 2005 non-interest expense compared with 2004 was the result of the cost reduction plan and the sale of the non-Indiana construction loan offices in the fourth quarter of 2004.

Salary expense decreased $1,941,000 in 2005, compared with 2004. Included in 2004 salary expense was severance expense of $932,000 associated with the plan to reduce operating expenses. Additionally, the decrease in salary expense in 2005 was the result of a lower number of employees as part of the cost reduction plan and the sale of the non-Indiana construction loan offices in 2004. The Corporation had 529 full-time equivalent employees at year-end 2005, compared with 579 full-time equivalent employees at the end of 2004. Partially offsetting these decreases was an increase in compensation expense related to restricted and deferred stock awards due to an increase in the Corporation’s stock price since First Indiana accounted for these awards as variable awards under the principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and an increase in the level of management performance bonuses. Salary expense in 2004 declined $1,431,000 from 2003. The Corporation had 668 full-time equivalent employees at year-end 2003. Included in 2003 salary expense was a $1,053,000 increase in salary expense resulting from an adjustment in the accrual for salaries and $1,387,000 for expenses associated with the retirement of the Bank’s president and chief executive officer.

Employee benefits expense in 2005 increased $423,000 or 4.8 percent over comparable expense in 2004. Increases in pension plan expense in 2005, compared with 2004, were partially offset by decreases in group insurance expense and payroll taxes. Group insurance expense declined due to a reduction in the number of covered associates and lower group premium rates. Employee benefits expense in 2004 increased $1,074,000 over 2003 and is explained by higher group medical insurance premiums, increased defined benefit pension plan expense, and higher payroll taxes.

Net occupancy expense in 2005, which included a write-off of $400,000 for a lease on land previously held for banking center expansion, was $357,000 higher than in 2004.

Equipment expense in 2005 was $578,000 lower than equipment expense in 2004. Decreases were achieved in equipment lease expense, repairs and maintenance, and depreciation. Equipment expense in 2004 was $300,000 lower than in 2003. This decrease primarily reflects one-time expenses incurred in 2003 for the merger with MetroBanCorp.

Professional services expense in 2005 decreased 14.7 percent or $710,000 from comparable expense in 2004, primarily due to a reduction in legal fees and a non-recurring charge of $296,000 incurred in 2004 related to the cancellation of a consulting agreement. Partially offsetting these reductions in 2005 was approximately $470,000 of one-time expense related to the imaging of the Bank’s loan files. An increase in audit fees expense in 2005 reflects the increased cost of compliance with laws and regulations. Professional services expense in 2004 decreased $726,000 from 2003. During 2003, First Indiana incurred higher legal expenses associated with loan delinquencies and foreclosures and executive search service fees.

Marketing expense in 2005 was relatively flat compared with 2004. This follows a $354,000 decrease in 2004 compared with 2003, primarily due to cost reduction efforts.

Telephone, supplies, and postage expense was $425,000 lower in 2005 than in 2004, and was $305,000 lower in 2004 than in 2003. These decreases reflect cost reduction efforts in both years.

Other intangible asset amortization was $696,000 in 2005. Other intangible asset amortization is expected to decrease in 2006 to $342,000 primarily because the non-compete agreement intangible was fully amortized by the end of 2005. Additional information relating to other intangible asset amortization expense can be found in Note 3 of the Notes to Consolidated Financial Statements.

Net revenue on other real estate owned (“OREO”) operations in 2005 was $94,000, compared with net expense of $1,215,000 in 2004 and $691,000 in 2003. In the third quarter of 2004, First Indiana expensed $1,128,000 as a fair value adjustment on a group of OREO properties associated with one credit relationship. In the third quarter of 2005 a gain of $364,000 was recorded on the disposal of some of those properties. Lower OREO maintenance, taxes, and other operating expenses were incurred in 2004 compared with 2003.

Miscellaneous expense in 2005 was $6,010,000, compared with $7,945,000 in 2004 and $7,706,000 in 2003. Decreases in debit card, ATM, personnel, charitable contributions, and other miscellaneous expenses in 2005 are primarily the result of the cost reduction plan implemented in the third quarter of 2004. In 2005, the Corporation began to charge net losses on overdrafts against the allowance for loan losses, in addition to reserving for estimated losses on overdrafts within the allowance for loan losses, in accordance with the “Joint Guidance on Overdraft Protection Programs” issued by the federal financial institution regulators in February 2005. Previously these losses were included in non-interest expense. The increase in miscellaneous expense in 2004 over 2003 was primarily due to increased insurance and surety bond premiums.

The Corporation’s efficiency ratio was 64.07 percent in 2005, compared with 65.13 percent in 2004 and 63.25 percent in 2003. The loss on the servicing sale and the loss on the sale of securities reduced non-interest income and had the effect of increasing the 2005 efficiency ratio by 157 basis points. The charges incurred as part of the expense reduction plan had a 113 basis point negative effect on the 2004 efficiency ratio.

Income Tax Expense

The following table shows the Corporation’s earnings from continuing operations, applicable income taxes, and effective tax rates for each of the past three years.

(Dollars in Thousands)	2005	2004	2003
Earnings from Continuing Operations	$38,567	$25,519	$2,018
Income Taxes	14,067	9,126	551
Effective Tax Rate	36.5%	35.8%	27.3%

In connection with the lower level of earnings in 2003 and the Corporation’s state tax profile, First Indiana had a loss for state income tax purposes resulting in a decrease in the effective tax rate for that year. Additional data on income taxes can be found in Note 12 of the Notes to Consolidated Financial Statements.

Discontinued Operations

On January 3, 2006, the Corporation and the Bank sold the assets related to its trust business (“Trust”) to Marshall & Ilsley Trust Company, N. A., a subsidiary of Marshall & Ilsley Corporation and recorded an after-tax gain of approximately $8,600,000. First Indiana may also receive future incentive payments over the next three years depending upon revenue growth. Trust income and expense have been presented as discontinued operations, and the results of operations and cash flows have been disclosed separately for all periods presented in the Consolidated Statements of Earnings, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements. Likewise, the assets of Trust have been reclassified to assets of discontinued operations on the Consolidated Balance Sheets. Prior to the announced sale, Trust was included in the community bank operating segment.

On October 25, 2004, First Indiana Corporation sold substantially all the assets of Somerset Financial Services, LLC, to Somerset CPAs, P.C. Somerset Financial Services, LLC, is a subsidiary of the Corporation and represented a majority of the operations of The Somerset Group, Inc., which was acquired by the Corporation in September 2000. Somerset CPAs was formed by a management group from Somerset Financial and assumed substantially all the liabilities of Somerset Financial. The sales price was $6,000,000 excluding $5,405,000 of existing cash at Somerset Financial which was paid to the Corporation as a distribution before the sale. Somerset Financial’s results of operations are reported as discontinued operations, and the results of operations and cash flows have been disclosed separately for all periods presented in the Consolidated Statements of Earnings, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements. Prior to the announced sale, Somerset Financial Services, LLC, was included in the Somerset Financial operating segment.

Earnings from discontinued operations, net of taxes, were $771,000, or $0.04 per diluted share, in 2005 compared with a loss from discontinued operations, net of taxes, of $1,715,000, or a loss of $0.09 per diluted share, in 2004. Earnings from discontinued operations, net of taxes in 2003 were $1,062,000, or $0.06 per diluted share. The 2004 pre-tax income from discontinued operations of $239,000 included a goodwill impairment loss of $1,852,000 related to Somerset Financial and $300,000 in costs incurred to sell that business. The Somerset Financial sale resulted in a taxable gain and no tax benefit was accrued for the goodwill impairment or the costs to sell the business. Tax expense of $981,000 was recorded in connection with the sale. Additional information on discontinued operations can be found in Note 2 of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

First Indiana’s total assets at December 31, 2005 were $1,966,356,000, compared with $1,898,263,000 at December 31, 2004, and $2,193,137,000 at December 31, 2003. The increase in total assets at year-end 2005 over total assets at year-end 2004 was due to growth in loans. Growth occurred in business and single-family construction loans in 2005. The decrease in total assets at year-end 2004 compared with year-end 2003 is attributable to a reduction in loans. An expected outcome of the initiatives undertaken in 2004 to improve credit quality and reduce risk was a reduction in the loan portfolio. The sale of the non-Indiana construction loan offices reduced total assets approximately $134,373,000 in 2004 with decreases also occurring in business, consumer and residential mortgage loans.

Loans

Loan Portfolio Composition. The following table sets forth information concerning the composition of the Bank’s loan portfolio in dollar amounts and in percentages by type of loan.

	At December 31
	2005		2004		2003		2002		2001
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Loans
Business	$545,215	34.8%	$466,703	31.1%	$515,316	28.4%	$501,213	27.3%	$443,461	25.2%
Commercial Real Estate	167,715	10.7	175,145	11.7	178,378	9.8	146,174	8.0	120,485	6.9
Single-Family Construction	92,451	5.9	58,680	3.9	192,450	10.6	212,772	11.6	224,926	12.8
Consumer Loans
Home Equity	485,111	31.0	505,702	33.7	591,565	32.6	654,930	35.6	664,692	37.8
Other Consumer	14,354	0.9	14,909	1.0	20,460	1.1	11,220	0.6	10,419	0.6
Residential Mortgage Loans	262,340	16.7	279,051	18.6	316,822	17.5	311,324	16.9	292,503	16.7

Total Loans	$1,567,186	100.0%	$1,500,190	100.0%	$1,814,991	100.0%	$1,837,633	100.0%	$1,756,486	100.0%

Commercial Loans. The Bank offers a variety of commercial loans, including business loans, commercial real estate loans, and single-family construction loans. Business loans increased $78,512,000 from $466,703,000 at December 31, 2004, to $545,215,000 at December 31, 2005. Efforts to identify and exit riskier loan relationships have been completed and the Bank has begun to concentrate its efforts on business development and expects continued expansion of the business loan portfolio in 2006.

The majority of business loans are loans to small and middle-market companies in Central Indiana. Business loans as a percentage of total loans have grown from 14.8 percent in 2000 to 34.8 percent in 2005. Strategies for 2005 and beyond call for continued growth in this market segment, as well as an overall increase in the market share of the Indianapolis area.

The majority of First Indiana’s business loans have variable rates, which provide immediate adjustments when interest rate changes occur. This portfolio of loans is widely diversified with loans to companies in a variety of industries, including distribution, manufacturing, transportation, finance, and various services. The

Bank had 11.4 percent of business loan commitments to a single industry group (specialty finance) at December 31, 2005. The next highest industry group concentration was 7.3 percent of business loan commitments (mortgage bankers and brokers). At December 31, 2005, the Bank had 64 loan relationships with commitments over $5,000,000.

Commercial real estate loans were $167,715,000 at December 31, 2005, compared with $175,145,000 one year earlier. Commercial real estate loans outstanding as of December 31, 2005, are predominately either on properties located in the Bank’s local market area or are loans to entities headquartered in the Indianapolis market. The Bank’s portfolio of commercial real estate loans, an area of anticipated growth for the year 2006, includes office buildings, strip centers, and multi-family units with usual terms of one to five years and land development loans generally with terms of three years or less.

Single-family construction loans are made both to builders and to individuals. The impact of the 2004 sale of the out-of-state residential construction loan business, which included $134,373,000 of outstanding residential construction loans, is now fully reflected in the balance sheet and no further reduction in the construction loan portfolio is expected as a result of the sale. The Bank continues to originate construction loans through its lending office in Indianapolis, Indiana. At December 31, 2005 and 2004, the Bank’s construction loans outstanding equaled $92,451,000 and $58,680,000, respectively.

The following table presents the remaining maturities and interest rate sensitivity of commercial loans at December 31, 2005.

	Remaining Maturities
(Dollars in Thousands)	One Year or Less	Over One Year to Five Years	Over Five Years	Total	Percent
Type of Loan:
Business	$441,879	$103,336	$—	$545,215	67.7%
Commercial Real Estate	138,361	17,614	11,740	167,715	20.8
Single-Family Construction	92,451	—	—	92,451	11.5

Total	$672,691	$120,950	$11,740	$805,381	100.0%

Rate Sensitivity:
Fixed Rate	$53,364	$120,950	$11,740	$186,054	23.1%
Adjustable Rate	619,327	—	—	619,327	76.9

Total	$672,691	$120,950	$11,740	$805,381	100.0%

Consumer Loans. First Indiana Bank’s consumer bank operates both a retail lending network and a wholesale lending network. The retail network essentially functions through the Bank’s 30 banking centers located throughout the Central Indiana market area. The wholesale network originates loans nationally, currently in 44 states. Consistent with the Bank’s strategy to become a more focused Indiana community bank, retail loan originations will be emphasized with the intent to increase the retail portfolio. Wholesale loan originations are targeted to increase with a large majority sold into the secondary market. Home equity loans accounted for 97.1 percent of consumer loans at December 31, 2005.

The Bank originates a full range of fixed rate and adjustable rate consumer loans with varying levels of credit risk. These range from “A” to sub-prime credits. The sub-prime loans typically involve lower credit scores with higher loan-to-value ratios up to 115 percent. New sub-prime loans originated are generally sold to investors. “A” credit quality loans with typically lower loan-to-value ratios may be retained in the Bank’s portfolio or sold to investors.

Home equity loan originations in 2005 totaled $461,809,000, of which 24.7 percent were home equity lines of credit (“HELOCs”). This compares with 2004 home equity loan originations of $408,031,000, of which 59.1 percent were HELOCs, and 2003 home equity loan originations of $481,828,000, of which 50.3 percent were HELOCs. As market interest rates increased in 2005, borrowers’ preferences moved away from HELOCs with a prime-based interest rate to closed-end home equity loans which offer a fixed rate alternative including term adjustable rates. This trend is expected to continue in 2006.

The Bank has developed a niche in selling both closed-end and line of credit home equity loans into the secondary market. First Indiana’s strategies in 2006 call for continued expansion of consumer originations and sales by maintaining existing relationships and expanding the loan origination network. During 2005, the Bank sold $328,515,000 in home equity loans, compared with sales of $339,595,000 in 2004 and $344,638,000 in 2003. Of the home equity loans sold in 2005, $161,270,000 consisted of HELOCs, compared with $169,251,000 in 2004, and $160,788,000 in 2003.

At December 31, 2005, consumer loans totaled $499,465,000, compared with $520,611,000 and $612,025,000 at December 31, 2004 and 2003, respectively. The consumer loan portfolio continues to contract due to prepayments although prepayment activity has shifted from the higher rate closed end consumer loans to HELOCs. Reflecting this trend and the trend previously discussed, HELOC balances at December 31, 2005 totaled $217,075,000, or 43.5 percent, of consumer loans compared with $308,272,000, or 59.2 percent, of consumer loans at December 31, 2004 and $342,236,000, or 55.9 percent, of consumer loans at December 31, 2003. Consumer loans generally have shorter terms and higher interest rates than residential loans, but involve higher credit risk. Of the Bank’s consumer loans outstanding at December 31, 2005, 97.1 percent were secured by first or second mortgages on real property. At December 31, 2005, the Bank had $26,697,000 in closed-end consumer loans held for sale and $5,645,000 in home equity lines of credit held for sale. At December 31, 2004, the Bank had $18,393,000 in closed-end consumer loans held for sale and $25,744,000 in home equity lines of credit held for sale. At December 31, 2003, the Bank had $35,160,000 in closed-end consumer loans held for sale and $33,881,000 in home equity lines of credit held for sale.

In addition, the Bank makes loans secured by deposits and overdraft loans in connection with its checking accounts, auto loans, and fixed rate and fixed term secured and unsecured loans, and offers Visa credit cards through an agent.

Residential Mortgage Loans. First Indiana Bank’s residential loan strategy in 2005 emphasized mortgage production from the Bank’s internal referral sources. The retail banking centers market mortgage purchase and refinance products to the Bank’s client base. In addition, mortgages are originated in partnership with selected Realtors, builders, and mortgage correspondents. Fixed rate mortgages continue to be brokered or sold into the secondary market while adjustable rate mortgages are primarily retained for the Bank’s portfolio. The overall strategy is to maintain a low risk mortgage portfolio that helps to diversify the Bank’s overall asset mix.

Residential mortgage loans outstanding totaled $262,340,000 at December 31, 2005, compared with $279,051,000 and $316,822,000 at year-end 2004 and 2003, respectively. The prepayment rate slowed in this portfolio in 2005 compared with 2004 and 2003. In 2005, the Bank originated $48,355,000 in primarily adjustable rate residential mortgage loans and purchased no residential loans. In 2004, the Bank originated $16,173,000 and purchased $41,814,000 in primarily adjustable rate residential mortgage loans. In 2003, the Bank originated $55,876,000 and purchased $110,747,000 in primarily adjustable rate residential mortgage loans. Sales of fixed rate residential mortgage loans into the secondary market in 2005, 2004, and 2003 were $10,051,000, $6,481,000, and $1,439,000, respectively. Gains on residential loan sales in 2005 were $191,000, compared with $104,000 in 2004 and $16,000 in 2003.

The original contractual loan payment period for residential mortgage loans originated by the Bank generally ranges from 10 to 30 years. Because borrowers may refinance or prepay their loans, they normally remain outstanding for a substantially shorter period.

As part of its residential loan origination activities, First Indiana developed a network of residential loan brokers with whom the Bank links prospective borrowers. First Indiana does not fund these mortgages, but collects a fee for this service. In 2005, First Indiana produced $3,573,000 of residential loans for brokers and fees of $66,000 were recognized. In 2004, First Indiana produced $12,458,000 of residential loans for brokers and fees of $207,000 were recognized. In 2003, First Indiana produced $29,455,000 of residential loans for brokers and fees of $473,000 were recognized. Broker loan fees decreased in 2005 from 2004 in part due to a shift in the method of delivering residential loans to the secondary market. In 2005 a greater percentage of residential loans were delivered by the Bank as correspondent with the gain recorded in gain on the sale of loans rather than as a broker with the gain recorded in other non-interest income. Broker loan fees decreased in 2004 compared with 2003 due to a slow-down in refinancing activity.

Investments

The relative mix of investment securities and loans in the Bank’s portfolio is dependent upon management’s evaluation of the yields available on loans compared with investment securities. The Board of Directors has established an investment policy, and management meets quarterly with the Risk Committee of the Board and provides information relating to types of investments, relative amounts, and maturities. Credit risk is controlled by limiting the number, size, and type of investments and by approving the brokers and agents through which investments are made.

At December 31, 2005, First Indiana’s investments totaled $259,516,000, or 13.2 percent of total assets, and consisted of securities available for sale, carried at fair market value, and other investments carried at cost.

The distribution of securities available for sale is detailed below.

	December 31
(Dollars in Thousands)	2005	2004	2003
U.S. Government Treasuries, Agencies & Other	$163,461	$137,268	$130,543
Mortgage-Backed Securities	69,515	80,001	84,910

Total	$232,976	$217,269	$215,453

U.S. Treasuries, Agencies and Other included $1,165,000 of Fannie Mae and Freddie Mac preferred stock at December 31, 2004. Other-than-temporary impairment losses of $299,000 were recognized in 2004 on the Bank’s holdings of Fannie Mae and Freddie Mac preferred stock. This preferred stock was sold in the first quarter of 2005 at an additional loss of $9,000.

At December 31, 2005, securities available for sale had the following maturity and yield characteristics.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in Thousands)	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Yield
U.S. Government Treasuries, Agencies & Other	$10,984	4.69%	$152,477	4.76%	$—	—%	$—	—%	$163,461	4.75%
Mortgage-Backed Securities	311	5.56	45,895	4.83	22,687	4.84	622	5.46	69,515	4.85

Total	$11,295	4.72%	$198,372	4.77%	$22,687	4.84%	$622	5.46%	$232,976	4.78%

For additional information concerning securities available for sale, see Note 4 of the Notes to Consolidated Financial Statements.

Included in other investments are Federal Reserve Bank stock, Federal Home Loan Bank stock, and Common Securities in the Corporation’s grantor trusts: First Indiana Capital Trust I and First Indiana Capital Statutory Trust II. The Bank is required by the Federal Reserve Board to own shares of Federal Reserve Bank

(“FRB”) stock. FRB stock, which is a restricted investment security, is carried at its cost. In addition, as a member of the Federal Home Loan Bank of Indianapolis (“FHLB”), the Bank is required to own shares of capital stock in the FHLB. FHLB stock is carried at its cost, since it is a restricted investment security. The Bank is required to hold FHLB stock with a value of approximately $5,569,000. The Corporation’s holdings in FHLB stock are redeemable only upon five years’ notice to the FHLB. In connection with the formation of First Indiana Capital Trust I (“Trust I”) and First Indiana Capital Statutory Trust II (“Trust II”), Trust I and Trust II issued Common Securities to the Corporation. The Common Securities for each trust are carried at their cost since they are restricted investment securities. The Common Securities are not redeemable until the related subordinated notes are redeemed (according to the subordinated note terms).

The composition of other investments is summarized as follows.

	December 31
(Dollars in Thousands)	2005	2004	2003
FRB Stock	$1,110	$1,110	$1,110
FHLB Stock	24,686	24,173	23,103
Capital Trusts Common Securities	744	744	744

	$26,540	$26,027	$24,957

Sources of Funds

General. Deposits are an important source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from repayments of loans and investment securities, Federal Home Loan Bank advances, federal funds purchased, repurchase agreements, and sales of loans. Repayments of loans and investment securities are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, or to support expanded activities. At December 31, 2005, First Indiana Corporation’s outside sources of funds included a $10,000,000 line of credit with a commercial bank and subordinated notes.

Deposits. Growth in deposits has reduced funding costs, improved the liquidity position of the Bank, and lowered the ratio of loans to deposits. Deposits totaled $1,449,276,000 at December 31, 2005, an increase of 5.7 percent over December 31, 2004. Growth in deposits in 2005 was primarily the result of increases in commercial interest-bearing checking and money market savings accounts and the introduction of a retail prime rate-based savings product. Strategies to support future expansion of deposits include building new branches, weighting incentive plan payouts towards deposit growth, and earmarking a significant portion of the marketing budget toward retail deposits.

The following table reflects the increase (decrease) in various types of deposits offered by the Bank for each of the periods indicated.

(Dollars in Thousands)	Balance at December 31, 2005	2005 Net Increase (Decrease)	Balance at December 31, 2004	2004 Net Increase (Decrease)	Balance at December 31, 2003	2003 Net Increase (Decrease)	Balance at December 31, 2002
Non-Interest-Bearing Demand	$268,682	$3,479	$265,203	$29,392	$235,811	$55,422	$180,389
Interest-Bearing Demand	229,876	39,965	189,911	(27,442)	217,353	37,602	179,751
Savings	489,713	26,034	463,679	62,875	400,804	2,052	398,752
CDs under $100,000	285,205	23,037	262,168	(49,883)	312,051	1,681	310,370
CDs $100,000 and Greater	175,800	(13,936)	189,736	(134,217)	323,953	54,011	269,942

Total Deposits	$1,449,276	$78,579	$1,370,697	$(119,275)	$1,489,972	$150,768	$1,339,204

The Bank currently issues certificates of deposit in denominations of $100,000 and greater to public entities such as municipalities and to retail customers. Certificates of deposit of $100,000 or more totaled $175,800,000 at December 31, 2005, compared with $189,736,000 at December 31, 2004 and $323,953,000 at December 31, 2003. At December 31, 2005, these certificates of deposit included no brokered funds, $122,448,000 in public funds, and $53,352,000 in retail funds. At December 31, 2004, these certificates of deposit included $19,844,000 in brokered funds, $93,044,000 in public funds, and $76,848,000 in retail funds. At December 31, 2003, these certificates of deposit included $47,227,000 in brokered funds, $191,201,000 in public funds, and $85,511,000 in retail funds. The Bank’s certificates of deposit of $100,000 or more at December 31, 2005, the maturities of such deposits, and the percentage of total deposits represented by these certificates are set forth in the table below.

(Dollars in Thousands)	Three Months or Less	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total	Percent of Deposits
Certificates of Deposit $100,000 and Greater	$91,458	$10,717	$21,281	$52,344	$175,800	12.1%

Borrowings. The Federal Home Loan Bank of Indianapolis functions as a central reserve bank providing credit for depository institutions in Indiana and Michigan. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of the Bank’s residential mortgage loans, low loan-to-value home equity loans, and other assets, subject to credit standards. The FHLB advances are made pursuant to several different credit programs, each with its own interest rate and range of maturities. At December 31, 2005, the Bank had $42,365,000 in FHLB advances, with a weighted average interest rate of 4.84 percent. All of these advances carried fixed interest rates. The FHLB had the right to require the Bank to repay $35,000,000 of putable advances at certain designated dates.

The Bank and approved correspondent banks from time to time enter into short-term borrowing agreements that are classified as federal funds purchased. These borrowings are not collateralized and generally have maturities from one to 30 days. At December 31, 2005, the Bank did not have federal funds purchased borrowings.

The Bank enters into repurchase agreements with registered government securities dealers as a short-term source of borrowing. In addition, First Indiana has repurchase agreements with depositors, under which clients’ funds are invested daily into a non-FDIC-insured, interest-bearing account. At December 31, 2005, the Bank had repurchase agreements totaling $220,732,000, with a weighted average interest rate of 3.39 percent. First Indiana’s repurchase agreements are collateralized by qualifying investment securities. Additional information relating to short-term borrowings may be found in Note 10 of the Notes to Consolidated Financial Statements.

In October 2002, the Corporation formed First Indiana Capital Trust I (“Trust I”) for the purpose of issuing $12,000,000 of trust preferred securities to the public. This unconsolidated grantor trust’s sole assets are junior subordinated notes issued by the Corporation. The notes have a stated term of 30 years (October 30, 2032) but may be redeemed at par in part or in full beginning October 30, 2007, and any calendar quarter end date thereafter, subject to approval by the Federal Reserve Board. The notes have a fixed rate of interest of 6.92 percent through October 30, 2007, and a floating rate of interest, reset quarterly, equal to the London interbank offered rate (“LIBOR”) plus 3.35 percent thereafter to maturity. Interest is payable quarterly and the distribution rate of the trust preferred securities is equal to the interest rate of the notes. The balance of the Trust I junior subordinated notes, net of unamortized discount, was $12,295,000 at December 31, 2005, and $12,253,000 at December 31, 2004.

In June 2003, First Indiana formed First Indiana Capital Statutory Trust II (“Trust II”) for the purpose of issuing $12,000,000 in trust preferred securities through a private placement. This unconsolidated grantor trust’s sole assets are junior subordinated notes issued by the Corporation. The notes have a stated term of 30 years (June 26, 2033) but may be redeemed at par in part or in full beginning June 26, 2008, and quarterly thereafter, subject to approval by the Federal Reserve Board. The notes have a fixed rate of interest of 5.55 percent through June 26, 2008, and a floating rate of interest, reset quarterly, equal to LIBOR plus 3.10 percent thereafter to maturity. Interest on the notes is payable quarterly in arrears. The distribution rate on the trust preferred securities equals the interest rate of the notes. The balance of the Trust II junior subordinated notes, net of unamortized discount, was $12,252,000 at December 31, 2005, and $12,204,000 at December 31, 2004.

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

In December 2003, FASB issued revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) that required the deconsolidation of these statutory trusts. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve issued a proposal to allow the continued inclusion of trust preferred securities in Tier 1 capital. However, there can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital.

In November 2003, the Corporation issued $22,500,000 in ten-year subordinated notes with a 7.50 percent fixed rate of interest. Interest is payable semi-annually and the notes qualify as Tier 2 capital for regulatory purposes. The balance of these subordinated notes, net of discount, was $22,234,000 at December 31, 2005, and $22,200,000 at December 31, 2004.

ASSET QUALITY

General

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

Additional information relating to non-performing assets, loan charge-offs, and impaired loans may be found in Note 1, Note 6, and Note 7 of the Notes to Consolidated Financial Statements.

Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans 90 days or more past due and still accruing interest, and foreclosed assets, primarily other real estate owned (“OREO”). The level of non-performing assets continued to decrease in 2005 with all categories showing improvement. Non-performing assets were

$4,633,000, or 0.30 percent of loans and foreclosed assets, at December 31, 2005; $21,445,000, or 1.43 percent of loans and foreclosed assets, at December 31, 2004; and $38,882,000, or 2.14 percent of loans and foreclosed assets at December 31, 2003. Non-performing business loans decreased to $1,586,000 at December 31, 2005, compared with $11,096,000 at December 31, 2004. During the second quarter of 2005, one business relationship totaling $6,000,000 was added to non-performing loans of which $5,240,000 was subsequently charged-off. This net addition to non-performing business loans was more than offset by the receipt of loan payments, the sale of two non-performing business loans with a carrying amount of $2,741,000, and other liquidation activity in 2005. Non-performing consumer loans were $2,148,000 at year-end 2005, compared with $5,103,000 at year-end 2004. The decrease in foreclosed assets in 2005 to $78,000 from $1,681,000 at December 31, 2004, is primarily the result of the open market sale of OREO properties. Non-performing single-family construction loans totaled $539,000 at December 31, 2004, compared with $7,519,000 at December 31, 2003, a decrease of $6,980,000. The decrease was due to the resolution of several non-performing single-family construction loans in conjunction with payments received and, in some instances, additional charge-offs due to deterioration of the value of the underlying collateral securing the loans. Net charge-offs of single-family construction loans in 2004 were $1,488,000. Additionally, a loss of $1,128,000 is reflected in OREO expense in 2004 as the Corporation positioned certain single-family construction loan properties transferred to OREO for disposal. Consumer and residential mortgage non-performing loans were $6,064,000 at December 31, 2004 compared with $12,304,000 at December 31, 2003. The decrease in residential and consumer non-performing loans is largely due to the sale of $7,925,000 in non-performing assets in 2004. Non-performing commercial real estate loans totaled $2,065,000 at December 31, 2004, compared with $4,743,000 at December 31, 2003, a decrease of $2,678,000. This reduction in non-performing commercial real estate loans was primarily due to the receipt of payments.

The amount of interest on non-accrual loans that was contractually due in 2005 totaled $881,000. Interest received on these loans in 2005 totaled $443,000.

Non-Performing Assets

	December 31
(Dollars in Thousands)	2005	2004	2003	2002	2001
Non-Performing Loans
Non-Accrual Loans
Business	$1,383	$10,637	$9,483	$20,234	$5,880
Commercial Real Estate	—	1,184	4,743	2,059	2,475
Single-Family Construction	—	45	7,165	4,286	8,165
Consumer	1,323	3,078	7,402	9,405	13,532
Residential Mortgage	698	961	2,211	2,474	6,447

Total Non-Accrual Loans	3,404	15,905	31,004	38,458	36,499

Accruing Loans Past Due 90 Days or More
Business	203	459	1,053	1,535	307
Commercial Real Estate	—	881	—	—	—
Single-Family Construction	—	494	354	—	—
Consumer	825	2,025	2,691	3,093	3,005
Residential Mortgage	123	—	—	—	—

Total Accruing Loans Past Due 90 Days or More	1,151	3,859	4,098	4,628	3,312

Total Non-Performing Loans	4,555	19,764	35,102	43,086	39,811
Foreclosed Assets	78	1,681	3,780	8,670	6,992

Total Non-Performing Assets	$4,633	$21,445	$38,882	$51,756	$46,803

Non-Performing Loans to Loans at End of Year	0.29%	1.32%	1.93%	2.34%	2.27%
Non-Performing Assets to Loans and OREO at End of Year	0.30	1.43	2.14	2.80	2.65

Potential Problem Assets

Potential problem loans are those loans that are currently performing according to their repayment terms, but the borrowers’ financial operations or financial condition caused the Bank’s management to question their ability to comply with present repayment terms in the future.

The Bank had $33,342,000 in potential problem loans at December 31, 2005. Of this amount, $30,588,000 represented loans to 23 separate business credits with an average loan amount of $1,330,000. These business loans are collateralized with real estate and other assets. Five of the business credits have a current loan amount over $1,000,000. The remaining potential problem loans totaled $2,754,000 and consisted of eight construction and commercial real estate credits. These construction and commercial real estate loans are collateralized with completed residential and commercial real estate and developed lots.

Active management of this risk segment of the portfolio throughout 2005 resulted in the significant decrease in the Bank’s potential problem loans at December 31, 2005. The net decrease from December 31, 2004 is $25,426,000. Included in the net decrease are nine credits totaling $4,513,000 that were added to potential problem loans during 2005. The average loan amount for these nine credits is $501,000.

Allowance for Loan Losses

An analysis of the adequacy of the allowance is completed each quarter and reviewed and approved by the Risk Committee of the Board of Directors. The allowance for loan losses is maintained at the level deemed adequate to cover losses inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes to one or more risk factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance and may require the Corporation to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

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

The reserve requirement for each loan portfolio is segmented into four components: (i) the required reserve on pass loans; (ii) the required reserve on performing criticized loans; (iii) the required reserve on non-performing loans; and (iv) the qualitative management adjustment (“Management Factors”). The loans and groups of loans in the criticized risk rating categories that are both performing and non-performing loans inherently have a higher degree of risk and are generally assigned a higher reserve requirement, or in the case of impaired collateral dependent loans, the amount of the impairment may be charged off. The allowance is allocated to each portfolio based on the sum of the reserve requirement established for each of the four components.

The assessment of Management Factors is qualitative and their absolute correlation with credit losses cannot be determined. Therefore, the required reserve is determined based on a range for the Management Factors. An upper limit is calculated based on the assigned weight plus 10.0 percentage points, and a lower limit is established based on the assigned weight less 5.0 percentage points.

Allocation of Allowance for Loan Losses

The following table presents an allocation of the Bank’s allowance for loan losses at the dates indicated.

	December 31
	2005		2004		2003		2002		2001
(Dollars in Thousands)	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Balance at End of Period Applicable to:
Business Loans	$18,733	34.8%	$30,287	31.1%	$30,449	28.4%	$15,959	27.3%	$9,664	25.2%
Commercial Real Estate Loans	1,281	10.7	1,712	11.7	1,400	9.8	2,154	8.0	19,170	38.4
Single-Family Construction Loans	415	5.9	616	3.9	5,798	10.6	1,797	11.6	1,067	16.7
Consumer Loans	7,815	31.9	8,355	34.7	10,463	33.7	17,576	36.2	2,516	12.8
Residential Mortgage Loans	360	16.7	413	18.6	656	17.5	546	16.9	2,124	6.9
Unallocated	10,564	—	11,789	—	4,431	—	6,437	—	2,594	—

	$39,168	100.0%	$53,172	100.0%	$53,197	100.0%	$44,469	100.0%	$37,135	100.0%

Summary of Allowance for Loan Loss Activity

The provision for loan losses was a negative $3,200,000 for 2005, compared with a charge of $11,550,000 for 2004 and a charge of $38,974,000 for 2003. Continued improvement in the credit quality of the loan portfolio is reflected in the negative provision for loan losses for 2005. Net loan charge-offs for 2005 totaled $10,804,000, compared with $11,575,000 for 2004 and $31,513,000 for 2003. Business loan charge-offs in 2005 included $5,240,000 related to one non-accrual business loan. Net consumer loan charge-offs were $5,265,000 for 2005, compared with $4,095,000 for 2004. The Bank continually reviews the assumptions used in determining the allowance for loan losses and charge-offs. In the second quarter of 2005, the initial charge-off percentage for consumer loans secured by residential real estate was updated based on historical experience resulting in an increase in charge-offs for that quarter. The decreased provision for loan losses in 2004, compared with 2003, reflected the improved credit quality of the loan portfolio and lower net loan charge-offs. Throughout 2004, the Bank developed and implemented specific initiatives to actively manage and resolve non-performing loans and improve credit quality by reducing risk in the loan portfolio through asset selection and management. The provision for loan losses in 2003 reflected the elevated level of net loan charge-offs, risks identified in the loan portfolio by First Indiana and an independent third party, and the Bank’s revised approach for calculating the allowance for loan losses.

The unallocated portion of the allowance for loan losses decreased to $10,564,000 at December 31, 2005, compared with $11,789,000 at December 31, 2004. Although the unallocated portion of the allowance for loan losses decreased in absolute dollars in 2005, the percent of unallocated allowance to total allowance increased to 27.0 percent at year-end 2005 compared with 22.2 percent at year-end 2004 because the range for the Management Factors utilized in determining the allowance remained consistent, reflecting management’s continued views on overall economic conditions. The decrease in the unallocated reserve in absolute dollars is consistent with the improving credit quality trends within the loan portfolio. The allowance for loan losses, including the current level of the unallocated reserve, is adequate and is within the policy and methodology discussed above.

The ratio of the allowance for loan losses to loans at December 31, 2005, was 2.50 percent, compared with 3.54 percent and 2.93 percent at December 31, 2004, and 2003. The decrease in this ratio for 2005 is directly attributable to the decreases in the level of non-performing loans, a $15,209,000 decrease, and potential problem loans, a $25,426,000 decrease, from 2004. These decreases evidence the credit quality improvement in the Bank’s loan portfolio that results in a lower allowance for loan losses. Net charge-offs to average loans in 2005 was 0.70 percent compared with a net charge-off ratio of 0.69 percent in 2004 and 1.68 percent in 2003. The significant decrease in this ratio in 2004 is primarily due to the $16,454,000 decrease in business loan net charge-offs. The allowance for loan losses was $39,168,000 at December 31, 2005, or 859.89 percent of non-performing loans.

Changes in Allowance for Loan Losses

	Years Ended December 31
(Dollars in Thousands)	2005	2004	2003	2002	2001
Balance of Allowance for Loan Losses at Beginning of Year	$53,172	$53,197	$44,469	$37,135	$33,578
Charge-Offs
Business	6,719	9,963	22,820	6,813	4,464
Commercial Real Estate	—	630	101	729	855
Single-Family Construction	—	1,973	5,026	641	764
Consumer	7,215	4,760	5,737	6,323	6,528
Residential Mortgage	224	200	157	150	160

Total Charge-Offs	14,158	17,526	33,841	14,656	12,771
Recoveries
Business	889	4,752	1,155	293	181
Commercial Real Estate	278	49	34	15	1
Single-Family Construction	237	485	254	72	188
Consumer	1,950	665	878	851	729
Residential Mortgage	—	—	7	3	1

Total Recoveries	3,354	5,951	2,328	1,234	1,100

Net Charge-Offs	10,804	11,575	31,513	13,422	11,671
Provision for Loan Losses	(3,200)	11,550	38,974	20,756	15,228
Allowance Related to Bank Acquired	—	—	1,709	—	—
Transfer to Reserve for Off-Balance Sheet Credit Exposures	—	—	(442)	—	—

Balance of Allowance for Loan Losses at End of Year	$39,168	$53,172	$53,197	$44,469	$37,135

Net Charge-Offs to Average Loans	0.70%	0.69%	1.68%	0.74%	0.64%
Allowance for Loan Losses to Loans at End of Year	2.50	3.54	2.93	2.42	2.11
Allowance for Loan Losses to Non-Performing Loans	859.89	269.03	151.55	103.21	93.28

LIQUIDITY AND MARKET RISK MANAGEMENT

Liquidity Management

First Indiana Corporation is a financial holding company and has conducted substantially all of its operations through the Bank and, until the sale in October 2004, Somerset Financial. As a result, the ability to finance the Corporation’s activities and fund interest on its debt depends primarily upon the receipt of earnings from the Bank that it pays to the holding company in the form of dividends, management fees, and other distributions. The Corporation had no significant assets other than its investment in the Bank and a receivable of $4,632,000 due from the Bank at December 31, 2005. Additionally, First Indiana Corporation has a $10,000,000 line of credit with a commercial bank. In connection with the sale of Somerset Financial, the holding company received $11,405,000 in cash in 2004. In the fourth quarter of 2004, the Corporation repurchased 2,162,500 shares of its common stock for $40,901,000 through a self-tender offer. This repurchase was funded by the cash received from Somerset Financial and existing liquidity in the parent company. In 2005 the Corporation purchased on the open market 689,536 shares of its common stock for $16,859,000 and received $3,655,000 in proceeds from the exercise of stock options.

The Corporation is not subject to any bank regulatory restrictions on the payment of dividends to its shareholders although Federal Reserve Board policy and capital maintenance requirements may impose practical limits on the amount of dividends that can be paid. See Part I, Item 1, “Business – Supervision and Regulation.” However, applicable laws and regulations limit the amount of dividends the Bank may pay. Prior regulatory approval is required if dividends to be declared by the Bank in any year would exceed net earnings of the current year (as defined under the National Bank Act) plus retained net profits for the preceding two years. At January 1, 2006, the Bank could have paid dividends to the Corporation of approximately $8,845,000 without regulatory approval. Due to the payment of an $11,000,000 special dividend in January 2003 (to partially fund the acquisition of MetroBanCorp), the Bank sought and received approval from the Office of the Comptroller of the Currency (“OCC”) to make its regularly scheduled dividend payments in 2005, not to exceed $20,000,000. The Bank paid dividends of $20,000,000 to the Corporation in 2005. The Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2004, not to exceed $19,000,000. The Bank paid dividends of $16,000,000 to the Corporation in 2004. The Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2003, not to exceed $28,571,000. The Bank paid dividends of $21,440,000 to the Corporation in 2003. Under federal law, a depository institution is prohibited from paying a dividend if the depository institution would thereafter be “undercapitalized” as determined by the federal bank regulatory agencies. While the Bank is currently classified as “well-capitalized” and should have sufficient net income to fund projected liquidity needs, any failure by the Bank in the future to generate sufficient net income or maintain sufficient levels of capital to permit payment of dividends would result in its inability to pay dividends to the Corporation.

The Bank’s primary source of funds is deposits, which were $1,449,276,000 at December 31, 2005, and $1,370,697,000 at December 31, 2004. The Bank also relies on advances from the Federal Home Loan Bank of Indianapolis, short term borrowings, loan payments, loan payoffs, and sale of loans as sources of funds. Although the Bank continues to rely on deposits as its chief source of funds, the use of borrowed funds continues to be an important component of the Bank’s liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

The Bank’s primary use of funds is loans, which totaled $1,567,186,000 at December 31, 2005, and $1,500,190,000 at December 31, 2004. In addition, the Bank invests in short-term investments and securities available for sale.

The Corporation and its subsidiaries had the following obligations to make payments under long term debt (excluding interest), lease agreements, and pension plans at December 31, 2005.

(Dollars in Thousands)	2006	2007 - 2008	2009 - 2010	After 2010	Total
FHLB Advances (1)	$45	$10,000	$—	$32,320	$42,365
Subordinated Notes	—	—	—	46,781	46,781
Operating Leases	4,967	7,829	5,354	10,579	28,729
Defined Benefit Pension Plan (2)	3,000	—	—	—	3,000
Supplemental Pension (3)	876	2,091	2,252	5,699	10,918

Total Contractual Cash Obligations	$8,888	$19,920	$7,606	$95,379	$131,793

(1)	The FHLB has the option to require the Bank to repay $35,000,000 at certain designated dates.

(2)	Estimated cash contributions for 2006 were based upon actuarial estimates. The Corporation was unable to develop a reasonable estimate for future contributions for years after 2006. Future contributions are impacted by future levels of interest rates, investment fund performance, and increases in beneficiary compensation.

(3)	These calculations assume plan beneficiaries retire upon attaining age 65, or immediately if already over age 65, and elect a lump sum payment. Certain participants have their benefit defined as a notional account balance that is tracked by the Corporation and paid out over the course of their future life expectancy. The estimated future benefit payments reflect these expected cash flows.

At December 31, 2005, the Bank had the following outstanding commitments to fund lines of credit, letters of credit, and loans.

		Amount of Commitment Expiration per Period
(Dollars in Thousands)	Total Commitments	Less than One Year	1-3 years	3-5 years	Thereafter
Lines of Credit:
Business Loans	$223,775	$173,610	$37,090	$10,992	$2,083
Commercial Real Estate Loans	39,508	679	18,690	19,085	1,054
Single-Family Construction Loans	26,005	12,422	13,583	—	—
Home Equity Loans	153,685	6,155	11,170	16,143	120,217

Total Lines of Credit	442,973	192,866	80,533	46,220	123,354

Standby Letters of Credit	36,687	25,397	10,536	430	324

Commitments to Originate Loans:
Business Loans	112,329	112,329	—	—	—
Commercial Real Estate Loans	27,072	27,072	—	—	—
Home Equity Loans	14,686	14,686	—	—	—
Other Consumer Loans	291	291	—	—	—
Residential Loans	969	969	—	—	—

Total Commitments to Originate Loans	155,347	155,347	—	—	—

Total Commercial Commitments	$635,007	$373,610	$91,069	$46,650	$123,678

Of the lines of credit and commitments to fund loans at December 31, 2005, substantially all are variable interest rate products.

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

Asset/Liability Management

First Indiana engages in formal asset/liability management with objectives to manage interest rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. The management of interest rate risk entails the control, within acceptable guidelines, of the impact on earnings caused by fluctuating interest rates and changing rate relationships. In this process, management uses an earnings simulation model to identify and measure interest rate sensitivity. The Asset/Liability Committee (“ALCO”) reviews the earnings impact of various changes in interest rates each month and manages the risk to maintain an acceptable level of change in net interest income. The Risk Committee of the Board of Directors also reviews this information quarterly.

The Corporation uses a model that measures interest rate sensitivity to determine the impact on net interest income of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposit, estimated borrowing needs, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest rate sensitive instruments that are held to maturity or available for sale. The Corporation has no trading assets. Based on the information and assumptions in effect at December 31, 2005, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 3.4 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 4.3 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results.

Another interest rate risk measurement used by the Corporation is the fair value at risk under change in market interest rates. The Corporation uses modeling techniques with assumptions similar to the interest sensitivity model described above to determine the fair value of all asset and liability cash flows. The net change in the fair value of the asset and liability cash flows under different parallel rate movements is the amount of fair value at risk. The most recent economic value of equity at risk in a 100 basis point shift in rates was less than 5 percent of the market value of the Corporation.

The Corporation also monitors interest rate sensitivity using traditional gap analysis. Gap analysis is a static management tool used to identify mismatches in the repricing of assets and liabilities within specified periods of time. Since it is a static indicator it does not attempt to predict the net interest income of a dynamic business in a rapidly changing environment. Significant adjustments may be made when the rate outlook changes. At December 31, 2005, First Indiana’s six-month and one-year cumulative gaps stood at a positive 7.41 percent and a positive 9.25 percent of total interest-earning assets. This means that 7.41 and 9.25 percent of First Indiana’s assets will reprice within six months and one year, respectively, without a corresponding repricing of funding liabilities. This compares with a positive six-month gap of 12.37 percent and a positive one-year gap of 17.17 percent at December 31, 2004. The Corporation became less asset sensitive in 2005 as assets which formerly repriced within six months and one year lengthened out to the one-to-five year range. As market interest rates increased in 2005, borrowers’ preferences moved away from HELOCs with a prime-based interest rate to closed-end home equity loans which offer a fixed rate alternative including term adjustable rates. A similar shift occurred in residential mortgage loans. Additionally, as securities available for sale matured or repaid, they were replaced with securities with maturities in the one-to-five year range.

Interest Rate Sensitivity

The following table shows First Indiana’s interest rate sensitivity at December 31, 2005 and 2004.

(Dollars in Thousands)	Rate	Balance	Percent of Total	Within 180 Days	Over 180 Days to One Year	Over One Year to Five Years	Over Five Years
Interest-Earning Assets
Interest-Bearing Due from Banks	3.70%	$3,151	0.17%	$3,151	$—	$—	$—
Federal Funds Sold	4.25	10,000	0.54	10,000	—	—	—
Securities Available for Sale	4.78	232,976	12.66	17,589	25,703	189,684	—
Other Investments	4.50	26,540	1.44	—	—	—	26,540
Loans (1)
Business	7.27	545,215	29.63	429,561	12,318	103,336	—
Commercial Real Estate	7.64	167,715	9.12	136,233	2,128	17,614	11,740
Single-Family Construction	7.36	92,451	5.03	92,451	—	—	—
Consumer	7.25	499,465	27.15	279,880	30,293	150,784	38,508
Residential Mortgage	5.00	262,340	14.26	56,211	48,750	124,655	32,724

	6.60	$1,839,853	100.00%	1,025,076	119,192	586,073	109,512

Interest-Bearing Liabilities
Deposits
Demand Deposits (2)	0.85	$229,876	15.42%	61,636	—	—	168,240
Savings Deposits (2)	2.52	489,713	32.86	435,557	1,389	11,109	41,658
Certificates of Deposit under $100,000	3.84	285,205	19.14	68,430	62,666	154,109	—
Certificates of Deposit $100,000 or Greater	4.00	175,800	11.79	102,275	21,287	52,238	—

	2.73	1,180,594	79.21	667,898	85,342	217,456	209,898
Borrowings
Short-Term Borrowings	3.39	220,732	14.81	220,732	—	—	—
FHLB Advances	4.84	42,365	2.84	43	—	10,000	32,322
Subordinated Notes	7.23	46,781	3.14	—	—	46,781	—

	3.03	1,490,472	100.00%	888,673	85,342	274,237	242,220

Net – Other (3)		349,381		—	—	—	349,381

Total		$1,839,853		888,673	85,342	274,237	591,601

Rate Sensitivity Gap				$136,403	$33,850	$311,836	$(482,089)

December 31, 2005 – Cumulative Rate Sensitivity Gap				$136,403	$170,253	$482,089

Percent of Total Interest-Earning Assets				7.41%	9.25%	26.20%

December 31, 2004 – Cumulative Rate Sensitivity Gap				$221,011	$306,697	$517,110

Percent of Total Interest-Earning Assets				12.37%	17.17%	28.95%

(1)	The distribution of fixed rate loans and mortgage-backed securities is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable rate loans is based upon the earliest repricing date for each loan. Included in consumer loans are $32.3 million of home equity loans held for sale.

(2)	A portion of these deposits has been included in the Over Five Years category to reflect management’s assumption that these accounts are not rate-sensitive. This assumption is based upon the historic trends on these types of deposits experienced through periods of significant increases and decreases in interest rates with minimal changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.

(3)	Net – Other is the excess of non-interest-bearing liabilities and capital over non-interest-bearing assets.

CAPITAL

At December 31, 2005, shareholders’ equity was $175,442,000, or 8.92 percent of total assets, compared with $172,143,000, or 9.07 percent of total assets, at December 31, 2004, and $208,894,000, or 9.52 percent of total assets, at December 31, 2003. At December 31, 2005, the Corporation’s tangible capital (shareholders’ equity minus the sum of goodwill and other intangible assets) was $141,554,000, or 7.33 percent of tangible assets (total assets minus the sum of goodwill and other intangible assets), compared with $137,559,000, or 7.38 percent of tangible assets at December 31, 2004, and $173,591,000, or 8.04 percent of tangible assets at December 31, 2003. In 2005, shareholders’ equity was reduced by the Corporation’s purchase of 689,536 shares of its common stock on the open market for $16,859,000. Shareholders’ equity decreased in 2004 primarily due to the fourth quarter repurchase of 2,162,500 shares of common stock through a self-tender offer which reduced shareholders’ equity by $40,901,000. The decrease in the equity ratios in 2004 due to the stock repurchase was partially offset by the reduction in total assets during the year.

First Indiana paid a dividend of $0.144 per common share in each of the first two quarters in 2005 and increased the dividend 11.1 percent to $0.16 per common share in the third and fourth quarters of 2005. On January 18, 2006, the Board of Directors approved a five-for-four stock split. The stock split is effective February 27, 2006, to shareholders of record as of February 13, 2006. All share and per share information herein has been restated to reflect the stock split. Also on January 18, 2006, the Board of Directors approved a quarterly dividend of $0.20 per common share payable March 15, 2006, to shareholders of record as of March 6, 2006. This will be the 77th consecutive quarter First Indiana has paid a cash dividend.

See Part II, Item 5, “Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” and Note 13 of the Notes to Consolidated Financial Statements for additional information on the Corporation’s repurchases of its common stock and its shareholder rights agreement.

Regulatory Capital Requirements

First Indiana Corporation is subject to capital requirements and guidelines imposed on bank holding companies and financial holding companies by the Federal Reserve Board. The Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) impose similar requirements on First Indiana Bank. The Federal Deposit Insurance Corporation Improvement Act of 1999 (“FDICIA”) established ratios and guidelines for banks to be considered “well-capitalized.” These capital requirements establish higher capital standards for banks and bank holding companies that assume greater risks. For this purpose, a bank holding company’s or a bank’s assets and certain off-balance sheet commitments are assigned to four risk categories, each weighted differently based on credit risk. Total capital, in turn, is divided into two tiers:

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

The Federal Reserve Board, the FDIC, and the OCC have incorporated market and interest rate risk components into their risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities. The Federal Reserve Board also requires a minimum “leverage ratio” (Tier 1 capital to adjusted average assets) of three percent for bank holding companies that have the highest regulatory rating or have implemented the risk-based capital measures for market risk, or four percent for holding companies that do not meet either of these requirements. The Bank is subject to similar requirements adopted by the OCC.

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

The Corporation formed statutory trusts for the purpose of issuing trust preferred securities. These trust preferred securities are included in the Corporation’s Tier 1 capital and total capital at December 31, 2005 and December 31, 2004. In December 2003, the Financial Accounting Standards Board issued a revision of FIN 46 that required the deconsolidation of these statutory trusts. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve issued a proposal to allow the continued inclusion of trust preferred securities in Tier 1 capital. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. At December 31, 2005 and 2004, the balance of trust preferred securities, net of discount, was $24,547,000 and $24,457,000, respectively.

The following table shows the Corporation’s and the Bank’s capital levels and compliance with all capital requirements at December 31, 2005. In addition, the Bank exceeds the capital levels set by FDICIA for a bank to be considered well-capitalized.

	December 31, 2005
	Actual		Minimum Capital Adequacy		To be Well-Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$168,434	8.70%	$77,401	4.00%	N/A	N/A
First Indiana Bank, N.A.	182,509	9.45	77,283	4.00	$96,604	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$168,434	10.78%	$62,495	4.00%	N/A	N/A
First Indiana Bank, N.A.	182,509	11.70	62,371	4.00	$93,556	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$210,446	13.47%	$124,990	8.00%	N/A	N/A
First Indiana Bank, N.A.	202,248	12.97	124,742	8.00	$155,927	10.00%

	December 31, 2004
	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$162,670	8.47%	$76,854	4.00%	N/A	N/A
First Indiana Bank, N.A.	175,910	9.17	76,689	4.00	$95,861	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$162,670	10.79%	$60,295	4.00%	N/A	N/A
First Indiana Bank, N.A.	175,910	11.69	60,193	4.00	$90,289	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$204,141	13.54%	$120,589	8.00%	N/A	N/A
First Indiana Bank, N.A.	195,150	12.97	120,386	8.00	$150,482	10.00%

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

IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED

In December 2004, The Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123 “Share-Based Payment” (“SFAS 123(R)”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments (e.g., stock options, stock grants) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123(R) eliminates the alternative use of Opinion No. 25’s intrinsic value method of accounting that was provided in the original SFAS 123. First Indiana currently accounts for stock-based compensation under the recognition and measurement principles of Opinion No. 25. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123(R) was effective for the Corporation as of January 1, 2006. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. First Indiana adopted SFAS 123(R) on January 1, 2006, using the modified prospective application. The cumulative effect of adopting this Statement for the Corporation was not material. Upon adoption of SFAS 123(R), First Indiana’s results of operations will reflect additional compensation expense relating to stock options, which is expected to reduce net earnings by one cent per diluted share in 2006.

FOURTH QUARTER SUMMARY

First Indiana recorded net income of $6,751,000, or $0.38 per diluted share, in the fourth quarter of 2005, compared with income of $5,489,000, or $0.28 per diluted share, for the same period of 2004. Fourth quarter earnings in 2004 were affected by two non-recurring items. First Indiana recognized a $958,000 pre-tax gain on the sale of non-Indiana construction loan offices, and the sale of Somerset Financial Services, LLC resulted in an after-tax net loss of $1,068,000, both in the fourth quarter of 2004. The loss on the sale of Somerset Financial is included in the results of discontinued operations.

Net interest income for the fourth quarter of 2005 was $17,799,000, with a net interest margin of 3.85 percent, compared with fourth quarter 2004 net interest income of $16,919,000 and a net interest margin of 3.66 percent. Due to the Corporation’s asset-sensitive position, rate increases by the Federal Reserve Board during 2005 resulted in an increase in the net interest margin in the fourth quarter of 2005 when compared with the same period of 2004, although increasing pricing pressures on loans and deposits in the second half of 2005 began to offset some of the benefit of rising interest rates. Earning assets averaged $1,847,463,000 in the fourth quarter of 2005, compared with $1,845,795,000 for the same quarter in 2004. Loans outstanding averaged $1,582,859,000 for the fourth quarter of 2005, compared with $1,549,426,000 for the fourth quarter of 2004. The increase in average loans outstanding was due to an increase in business loans, partially offset by a decrease in residential mortgages and construction and land development loans. Interest-bearing liabilities in the fourth quarter of 2005 averaged $1,511,456,000 compared with $1,462,571,000 in the fourth quarter of 2004. Average core deposits, including demand, savings and retail certificates of deposits, in the fourth quarter of 2005 were $1,305,371,000, compared with $1,254,417,000 in the fourth quarter of 2004.

No provision for loan losses was recorded in the fourth quarter of 2005 or the fourth quarter of 2004. Net loan charge-offs were $1,878,000 in the fourth quarter of 2005, compared with net recoveries of $661,000 for the fourth quarter of 2004. Non-performing assets decreased to $4,633,000 at December 31, 2005, from $6,447,000 at September 30, 2005, and $21,445,000 at December 31, 2004. The ratio of the allowance for loan losses to loans at December 31, 2005, was 2.50 percent, compared with 2.59 percent at September 30, 2005, and 3.54 percent at December 31, 2004. The ratio of the allowance for loan losses to non-performing loans at December 31, 2005, was 859.9 percent, compared with 643.8 percent at September 30, 2005, and 269.0 at December 31, 2004.

Non-interest income for the fourth quarter of 2005 was $7,619,000, compared with $8,094,000 for the same period in 2004. Gain on the sale of loans was $2,402,000 for the fourth quarter of 2005, compared with $3,032,000 for the fourth quarter of 2004, which included a gain of $958,000 from the sale of the non-Indiana construction loan offices. In the fourth quarter of 2004, the Corporation recorded an impairment charge of $299,000 related to its holdings of Fannie Mae and Freddie Mac preferred stock. The Bank’s third-party loan servicing portfolio was sold in the first quarter of 2005. Net loan servicing income was $1,000 in the fourth quarter of 2005, compared with a loss of $347,000 in the fourth quarter of 2004. Loan fees decreased to $308,000 for the fourth quarter of 2005 from $688,000 for the fourth quarter of 2004, primarily due to a reduction in construction loan fees and commitment fees. Other income decreased to $517,000 for the fourth quarter of 2005 from $715,000 for the same quarter of 2004, primarily due to the elimination of loan servicing assets as a result of the sale of the loan servicing portfolio, the contraction in the consumer and mortgage loan portfolios, the expiration of the prepayment penalty period on aging consumer loans, and a reduction in residential loan broker fees.

Non-interest expense for the fourth quarter of 2005 was $15,261,000, compared with $15,089,000 for the fourth quarter of 2004. The implementation of the cost reduction plan announced in September 2004, and the reduction in operating expenses after the sale of the non-Indiana construction loan offices in November 2004 favorably impacted most categories of non-interest expense. The categories of net occupancy, equipment, professional services, marketing, telephone, supplies and postage, and other non-interest expense all declined from the fourth quarter of 2004. Salary expense was $6,726,000 for the fourth quarter of 2005, compared with $6,009,000 for the fourth quarter of 2004. The increase in salary expense was related to restricted and deferred stock awards due to an increase in the Corporation’s stock price, since First Indiana accounts for these awards under the principles of APB 25, and an increase in the level of performance bonuses. These increases were partially offset by a decrease in regular wages due to headcount reductions. Employee benefits expense was $2,375,000 for the fourth quarter of 2005, compared with $2,131,000 for the fourth quarter of the previous year. The increase in employee benefits expense was primarily attributable to an increase in pension plan expense.

Additional information relating to the fourth quarter of 2005 and 2004 can be found in Note 19 of the Notes to the Consolidated Financial Statements.

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

The Board of Directors exercises its responsibility for the financial statements and related information through the Audit Committee, which is composed entirely of independent directors. The Audit Committee meets regularly with management, the internal auditor of the Corporation, and KPMG LLP to assess the scope of the annual audit plan; to review the status and results of audits; to review the Annual Report on Form 10-K, including major changes in accounting policies and reporting practices; to review earnings reports and the preparation of the Form 10-Q prior to their release to the general public; and to approve non-audit services rendered by the independent auditors.

KPMG LLP, the Audit Committee, and the Corporation’s internal auditors have direct and confidential access to each other at all times to discuss the adequacy of compliance with established corporate policies and procedures and the quality of financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of First Indiana Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Corporation conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2005. KPMG LLP, an independent registered public accounting firm, audited the Corporation’s financial statements included in this annual report and has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting as of December 31, 2005, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

First Indiana Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that First Indiana Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Indiana Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that First Indiana Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Indiana Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Indiana Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 1, 2006 expressed an unqualified opinion on those consolidated financial statements.

Indianapolis, Indiana

March 1, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

First Indiana Corporation:

We have audited the accompanying consolidated balance sheets of First Indiana Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Indiana Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Indiana Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Indianapolis, Indiana

March 1, 2006

CONSOLIDATED FINANCIAL STATEMENTS

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except Per Share Data)	December 31 2005	December 31 2004
Assets
Cash	$49,903	$52,611
Interest-Bearing Due from Banks	3,151	42,540
Federal Funds Sold	10,000	—

Cash and Cash Equivalents	63,054	95,151
Securities Available for Sale	232,976	217,269
Other Investments	26,540	26,027
Loans
Business	545,215	466,703
Commercial Real Estate	167,715	175,145
Single-Family Construction	92,451	58,680
Consumer	499,465	520,611
Residential Mortgage	262,340	279,051

Total Loans	1,567,186	1,500,190
Allowance for Loan Losses	(39,168)	(53,172)

Net Loans	1,528,018	1,447,018
Premises and Equipment	24,272	24,783
Accrued Interest Receivable	10,474	8,194
Loan Servicing Rights	—	4,260
Goodwill	30,682	30,682
Other Intangible Assets	3,206	3,902
Assets of Discontinued Operations	1,020	996
Other Assets	46,114	39,981

Total Assets	$1,966,356	$1,898,263

Liabilities
Non-Interest-Bearing Deposits	$268,682	$265,203
Interest-Bearing Deposits
Demand Deposits	229,876	189,911
Savings Deposits	489,713	463,679
Certificates of Deposit	461,005	451,904

Total Interest-Bearing Deposits	1,180,594	1,105,494

Total Deposits	1,449,276	1,370,697
Short-Term Borrowings	220,732	162,208
Federal Home Loan Bank Advances	42,365	114,499
Subordinated Notes	46,781	46,657
Accrued Interest Payable	1,830	1,818
Advances by Borrowers for Taxes and Insurance	873	1,175
Other Liabilities	29,057	29,066

Total Liabilities	1,790,914	1,726,120

Shareholders’ Equity
Preferred Stock, $.01 Par Value: 2,000,000 Shares Authorized; None Issued	—	—
Common Stock, $.01 Par Value: 33,000,000 Shares Authorized; Issued: 2005 – 20,284,569 Shares; 2004 – 19,964,838 Shares	162	160
Capital Surplus	16,193	10,048
Retained Earnings	204,089	188,424
Accumulated Other Comprehensive Loss	(3,077)	(1,398)
Treasury Stock at Cost: 2005 – 3,121,165 Shares; 2004 – 2,436,359 Shares	(41,925)	(25,091)

Total Shareholders’ Equity	175,442	172,143

Total Liabilities and Shareholders’ Equity	$1,966,356	$1,898,263

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31
(Dollars in Thousands, except Per Share Data)	2005	2004	2003
Interest Income
Loans	$97,401	$92,216	$104,979
Securities Available for Sale	8,387	7,869	8,035
Dividends on Other Investments	1,159	1,170	1,252
Federal Funds Sold	91	—	3
Interest-Bearing Due from Banks	142	389	61

Total Interest Income	107,180	101,644	114,330
Interest Expense
Deposits	25,930	20,433	25,164
Short-Term Borrowings	5,121	1,521	1,390
Federal Home Loan Bank Advances	3,653	6,880	9,360
Subordinated Notes	3,366	3,369	1,516

Total Interest Expense	38,070	32,203	37,430

Net Interest Income	69,110	69,441	76,900
Provision for Loan Losses	(3,200)	11,550	38,974

Net Interest Income after Provision for Loan Losses	72,310	57,891	37,926
Non-Interest Income
Deposit Charges	16,760	17,246	16,895
Loan Servicing Income (Expense)	58	(236)	(2,079)
Loan Fees	1,818	3,039	2,610
Investment Product Sales Commissions	581	1,704	1,717
Sale of Loans	10,188	11,538	10,822
Sale of Loan Servicing	(1,649)	—	—
Net Investment Securities Gain (Loss)	(813)	(19)	7
Other	2,375	3,579	4,663

Total Non-Interest Income	29,318	36,851	34,635
Non-Interest Expense
Salaries and Benefits	37,295	38,813	39,170
Net Occupancy	4,330	3,973	3,981
Equipment	5,368	5,946	6,246
Professional Services	4,118	4,828	5,554
Marketing	2,144	2,135	2,489
Telephone, Supplies, and Postage	3,004	3,429	3,734
Other Intangible Asset Amortization	696	718	736
OREO Expenses	(94)	1,215	691
Other	6,200	8,166	7,942

Total Non-Interest Expense	63,061	69,223	70,543

Income from Continuing Operations	38,567	25,519	2,018
Income Taxes	14,067	9,126	551

Income from Continuing Operations, Net of Taxes	24,500	16,393	1,467
Discontinued Operations
Income from Discontinued Operations	1,296	239	1,834
Income Taxes	525	1,954	772

Income (Loss) from Discontinued Operations, Net of Taxes	771	(1,715)	1,062

Net Income	$25,271	$14,678	$2,529

Basic Earnings (Loss) Per Share
Earnings from Continuing Operations, Net of Taxes	$1.43	$0.84	$0.07
Earnings (Loss) from Discontinued Operations, Net of Taxes	0.04	(0.09)	0.06

Basic Net Earnings Per Share	$1.47	$0.75	$0.13

Diluted Earnings (Loss) Per Share
Earnings from Continuing Operations, Net of Taxes	$1.40	$0.83	$0.07
Earnings (Loss) from Discontinued Operations, Net of Taxes	0.04	(0.09)	0.06

Diluted Net Earnings Per Share	$1.44	$0.74	$0.13

Dividends Per Common Share	$0.608	$0.540	$0.528

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
(Dollars in Thousands, except Per Share Data)	Outstanding Shares	Amount
Balance at December 31, 2002	19,425,575	$173	$43,296	$194,738	$4,644	$(21,640)	$221,211
Comprehensive Income:
Net Earnings	—	—	—	2,529	—	—	2,529
Unrealized Loss on Securities Available for Sale of $4,772, Net of Income Taxes and Reclassification Adjustment of $4, Net of Income Taxes	—	—	—	—	(2,888)	—	(2,888)

Total Comprehensive Income (Loss)							(359)
Dividends on Common Stock – $0.528 per share	—	—	—	(10,277)	—	—	(10,277)
Exercise of Stock Options	103,628	1	897	—	—	—	898
Redemption of Common Stock	(24,248)	—	(356)	—	—	—	(356)
Tax Benefit of Option Compensation	—	—	103	—	—	—	103
Common Stock Issued under Deferred Compensation Plan	—	—	(35)	—	—	—	(35)
Option Consideration Related to Executive Retirement	—	—	324	—	—	—	324
Common Stock Issued under Restricted Stock Plans	158,636	1	3,447	(3,448)	—	—	—
Amortization of Restricted Common Stock	—	—	—	321	—	—	321
Forfeiture of Restricted Common Stock	(15,000)	—	(1,149)	1,149	—	—	—
Purchase of Treasury Stock	(221,219)	—	—	—	—	(3,036)	(3,036)
Reissuance of Treasury Stock	6,061	—	68	—	—	32	100

Balance at December 31, 2003	19,433,434	175	46,595	185,012	1,756	(24,644)	208,894

Comprehensive Income:
Net Earnings	—	—	—	14,678	—	—	14,678
Unrealized Loss on Securities Available for Sale of $5,202, Net of Income Taxes and Reclassification Adjustment of $(12), Net of Income Taxes	—	—	—	—	(3,154)	—	(3,154)

Total Comprehensive Income							11,524
Dividends on Common Stock – $0.540 per share	—	—	—	(10,569)	—	—	(10,569)
Exercise of Stock Options	216,144	1	2,326	—	—	—	2,327
Redemption of Common Stock	(20,540)	—	(339)	—	—	—	(339)
Tax Benefit of Option Compensation	—	—	398	—	—	—	398
Common Stock Issued under Deferred Compensation Plan	—	—	(58)	—	—	—	(58)
Common Stock Issued under Stock Incentive Plan	3,481	—	49	—	—	—	49
Common Stock to Be Issued under Stock Incentive Plan	—	—	—	70	—	—	70
Common Stock Issued under Restricted Stock Plans	117,188	1	2,411	(2,412)	—	—	—
Amortization of Restricted Common Stock	—	—	—	1,147	—	—	1,147
Forfeiture of Restricted Common Stock	(31,140)	—	(498)	498	—	—	—
Purchase and Retirement of Common Stock	(2,162,500)	(17)	(40,884)	—	—	—	(40,901)
Purchase of Treasury Stock	(32,375)	—	—	—	—	(472)	(472)
Reissuance of Treasury Stock	4,788	—	48	—	—	25	73

Balance at December 31, 2004	17,528,479	160	10,048	188,424	(1,398)	(25,091)	172,143

Comprehensive Income:
Net Income	—	—	—	25,271	—	—	25,271
Unrealized Loss on Securities Available for Sale of $3,588, Net of Income Taxes and Reclassification Adjustment of $(488), Net of Income Taxes	—	—	—	—	(1,679)	—	(1,679)

Total Comprehensive Income							23,592
Dividends on Common Stock – $0.608 per share	—	—	—	(10,544)	—	—	(10,544)
Exercise of Stock Options	321,744	2	3,997	—	—	—	3,999
Redemption of Common Stock	(15,075)	—	(344)	—	—	—	(344)
Tax Benefit of Option Compensation	—	—	852	—	—	—	852
Common Stock Issued under Deferred Compensation Plan	—	—	(21)	—	—	—	(21)
Common Stock to Be Issued under Stock Incentive Plans	—	—	—	624	—	—	624
Common Stock Issued under Restricted Stock Plans	14,000	—	289	(289)	—	—	—
Forfeiture of Restricted Common Stock	(938)	—	(17)	17	—	—	—
Amortization of Restricted Common Stock	—	—	1,353	586	—	—	1,939
Purchase and Retirement of Common Stock	—	—	(23)	—	—	—	(23)
Purchase of Treasury Stock	(689,536)	—	—	—	—	(16,859)	(16,859)
Reissuance of Treasury Stock	4,730	—	59	—	—	25	84

Balance at December 31, 2005	17,163,404	$162	$16,193	$204,089	$(3,077)	$(41,925)	$175,442

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Years Ended December 31
(Dollars in Thousands)	2005	2004	2003
		Revised -See Note 1 (B)
Cash Flows from Operating Activities
Net Income	$25,271	$14,678	$2,529
Income (Loss) from Discontinued Operations, Net of Taxes	771	(1,715)	1,062

Income from Continuing Operations, Net of Taxes	24,500	16,393	1,467
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Gain on Sale of Loans, Investments, Premises and Equipment, and Mortgage Servicing Assets, Net	(7,317)	(11,943)	(10,829)
Amortization of Premium, Discount, and Intangibles, Net	3,468	2,982	4,628
Depreciation and Amortization of Premises and Equipment	2,664	2,655	2,572
Amortization of Net Deferred Loan Fees	2,684	1,737	1,573
Provision for Loan Losses	(3,200)	11,550	38,974
Origination of Loans Held for Sale, Net of Principal Collected	(327,845)	(322,393)	(364,610)
Proceeds from Sale of Loans Held for Sale	348,735	493,416	356,899
Proceeds from Sale of Loan Servicing Assets	2,392	—	—
Tax Benefit of Option Compensation	852	398	103
Stock Compensation	624	119	324
Change in:
Accrued Interest Receivable	(2,280)	1,159	2,086
Other Assets	(1,505)	5,685	(16,961)
Accrued Interest Payable	12	(338)	(766)
Other Liabilities	(7)	188	(3,000)
Operating Cash Flows of Discontinued Operations	781	5,437	1,447

Net Cash Provided by Operating Activities	44,558	207,045	13,907

Cash Flows from Investing Activities
Proceeds from Sale of Securities Available for Sale	36,164	20,280	12,650
Proceeds from Maturities of Securities Available for Sale	89,263	38,029	24,708
Purchase of Securities Available for Sale	(144,966)	(65,000)	(92,044)
Purchase of Other Investments	—	—	(582)
Principal Collected on Loans, Net of Originations	(100,290)	166,865	234,477
Proceeds from Sale of Loans and OREO	11,745	18,071	4,667
Purchase of Loans	—	(41,813)	(110,747)
Acquisition of MetroBanCorp, Net of Cash Acquired	—	(8)	14,691
Acquisition of Somerset, Net of Cash Acquired	—	—	(7)
Investment in Limited Partnership	(571)	(572)	—
Investment in Bank-Owned Life Insurance	(6,300)	—	—
Purchase of Premises and Equipment	(2,839)	(3,583)	(5,376)
Proceeds from Sale of Premises and Equipment	3	799	337
Investing Cash Flows of Discontinued Operations	(35)	(185)	(342)

Net Cash Provided (Used) by Investing Activities	(117,826)	132,883	82,432

Cash Flows from Financing Activities
Net Change in Deposits	78,772	(118,988)	(11,733)
Net Change in Short-Term Borrowings	58,524	15,134	(31,526)
Net Change in Advances by Borrowers for Taxes and Insurance	(302)	(358)	(292)
Repayment of Federal Home Loan Bank Advances	(887,790)	(563,130)	(822,122)
Borrowings of Federal Home Loan Bank Advances	815,675	412,200	732,000
Issuance of Subordinated Notes	—	—	34,295
Stock Option Proceeds	3,655	1,988	542
Deferred Compensation	(21)	(58)	(35)
Purchase of Common Stock	(23)	(40,901)	—
Purchase of Treasury Stock	(16,859)	(472)	(3,036)
Reissuance of Treasury Stock	84	73	100
Dividends Paid	(10,544)	(10,569)	(10,277)

Net Cash Provided (Used) by Financing Activities	41,171	(305,081)	(112,084)

Net Change in Cash and Cash Equivalents	(32,097)	34,847	(15,745)
Cash and Cash Equivalents at Beginning of Year	95,151	60,304	76,049

Cash and Cash Equivalents at End of Period	$63,054	$95,151	$60,304

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Operations and Summary of Significant Accounting Policies

First Indiana Corporation (“First Indiana” or the “Corporation”) is a bank holding company, which has elected to be a financial holding company. First Indiana Bank, N.A. and its subsidiaries (collectively the “Bank”), the principal asset of the Corporation, is a federally chartered national bank insured by the Federal Deposit Insurance Corporation. First Indiana is the largest commercial bank or bank holding company based in Indianapolis. The Bank is engaged primarily in the business of attracting deposits from the general public and originating commercial and consumer loans. The Bank offers a full range of banking services from 30 banking centers located throughout Central Indiana. In addition, the Bank has consumer loan offices in Indiana, Florida, Illinois, and Ohio.

On January 3, 2006, the Corporation and the Bank sold the assets related to its trust business. On October 25, 2004, First Indiana Corporation sold substantially all the assets of Somerset Financial. Both sales and the related accounting are more fully described in Note 2.

The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America. The more significant policies are summarized below.

(A) Basis of Financial Statement Presentation. The Consolidated Financial Statements include the accounts of the Corporation, the Bank, and Somerset Financial. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the amounts reported for assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, goodwill, and the valuation allowance for deferred taxes.

Certain amounts in the 2004 and 2003 Consolidated Financial Statements have been reclassified to conform to the current year presentation.

All share and per share data has been restated to reflect the five-for-four stock split declared on January 18, 2006.

(B) Revision of 2004 and 2003 Statements of Cash Flows. In 2005, the Corporation has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis with cash flows from continuing operations within operating activities. There were no financing portions of cash flows attributable to discontinued operations in any year presented.

(C) Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks, and federal funds sold. Generally, federal funds are sold for one-day periods. All cash and cash equivalents mature within 90 days.

(D) Investment Securities. The Bank classifies investments in debt and equity securities (“investment securities”) as trading, held to maturity, or available for sale. Investment securities classified as held to maturity are stated at cost, as adjusted for amortization of premiums and accretion of discounts using the level yield method. The Bank has the ability and positive intent to hold these securities to maturity. Investment securities classified as available for sale are stated at fair value, based on quoted market prices, with unrealized holding gains and losses excluded from earnings and reported net of related income taxes as a separate component of shareholders’ equity until realized. A decline in the fair value of any available-for-sale or held-to-maturity

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

security below cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. The Corporation has no assets classified as trading.

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

(E) Loans. Loans originated for portfolio are recorded at cost, with any discount or premium amortized to maturity using the level-yield method. Loans are placed on non-accrual status when payments of principal or interest become 90 days or more past due, or earlier when an analysis of a borrower’s creditworthiness indicates that payments could become past due, unless the loan is in process of collection and secured. Interest income on such loans is recognized only to the extent that cash is received and where future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the opinion of management, the loans are estimated to be fully collectible.

(F) Home Equity and Mortgage Loan Commitment and Origination Activities. First Indiana Bank issues commitments to originate residential mortgage loans for sale into the secondary market. These commitments are designated as free-standing derivatives and net changes in their fair value are recorded as either assets or liabilities on the balance sheet and income or expense in current earnings. At the time the Bank issues these commitments, it may enter into a mandatory agreement to sell residential mortgage loans of similar interest rates and loan terms. These mandatory agreements to sell are also designated as free-standing derivatives and are accounted for as described above. The Bank does not include the expected future cash flows related to the associated servicing of the loan nor does it consider any other internally-developed intangible assets in accounting for these derivatives. While the Bank’s objective for entering into these two types of derivatives is to lock in a gain on the sale of the resulting residential loans, there is no attempt by the Bank to qualify these derivatives for hedge accounting treatment. At December 31, 2005, First Indiana had $123,500 in commitments to originate residential mortgage loans for sale and held no mandatory commitments to sell residential mortgage loans.

The Bank originates fixed and adjustable rate residential mortgage loans and fixed and adjustable rate home equity loans. Throughout the year, the Bank’s Asset/Liability Committee designates a portion of these loans to be held for investment purposes, with the intent of holding them to maturity. The remainder of these loans is identified as held for sale into the secondary market.

Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. The Bank continuously monitors its loan pipeline and manages it through limits on market exposure.

The Corporation is no longer servicing loans for others. All loans have been sold servicing released since the second quarter of 2004 and the Bank’s third-party loan servicing portfolio was sold in the first quarter of 2005.

(G) Loan Fees. Non-refundable loan fees and certain direct costs are deferred and the net amount amortized over the contractual life of the related loan, adjusted for prepayments, as an adjustment of the yield.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(H) Discounts, Premiums, and Prepaid Fees. Discounts and premiums on the purchase of loans and prepaid fees are amortized to interest income on a level-yield basis over their estimated lives.

(I) Allowance for Loan Losses. An allowance has been established for management’s estimate of probable loan losses. The provision for loan losses charged to operations is based on management’s judgment of current economic conditions and the credit risk of the loan portfolio. The allowance for loan losses is maintained at the level deemed adequate to cover losses inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in risk factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance and may require the Corporation to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

(J) Premises and Equipment. Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the various classes of assets. Estimated useful lives for the various asset classes are as follows: buildings, 40 years; leasehold improvements, the lesser of the remaining lease term or 10 years; furniture, fixtures and equipment, 10 years; computer equipment, 3 years; and computer software, 3 years.

(K) Other Real Estate Owned. Other real estate owned (“OREO”) is generally acquired by deed in lieu of foreclosure and is initially recorded at the lower of cost or fair market value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, OREO is carried at the lower of cost or fair value. The initial OREO write-down, if required, is charged against the allowance for loan losses, with subsequent write-downs charged to OREO expense. A review of OREO properties occurs in conjunction with the review of the loan portfolios. As of December 31, 2005 and 2004, the balance of OREO included in other assets was $78,000 and $1,673,000, respectively.

(L) Goodwill and Other Intangible Assets. Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually. Intangible assets with finite useful lives are amortized over their useful lives to their residual values in proportion to the economic benefits consumed. Intangible assets with indefinite useful lives are not amortized until their useful lives are determined to be no longer indefinite. Intangible assets are tested for impairment at least annually or when events may indicate impairment.

(M) Income Taxes. The Corporation uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. First Indiana files consolidated federal and Indiana income tax returns.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(N) Earnings Per Share. The following table presents the calculation of basic and diluted earnings per share.

	Twelve Months Ended December 31
(Dollars in Thousands, Except Per Share Data)	2005	2004	2003
Basic Earnings Per Share
Net Income (Numerator)	$25,271	$14,678	$2,529

Average Basic Shares Outstanding (Denominator)	17,158,145	19,484,426	19,463,135

Basic Earnings Per Share	$1.47	$0.75	$0.13

Diluted Earnings Per Share
Net Income (Numerator)	$25,271	$14,678	$2,529

Average Basic Shares Outstanding	17,158,145	19,484,426	19,463,135
Add: Dilutive Effect of Stock Options, Deferred Shares and Restricted Stock	391,818	251,026	187,729

Average Diluted Shares Outstanding (Denominator)	17,549,963	19,735,452	19,650,864

Diluted Earnings Per Share	$1.44	$0.74	$0.13

Options to purchase shares not included in the computation of diluted net income per share because the options’ price was greater than the average market price of the common shares (anti-dilutive option shares)	—	—	398,998

Weighted Average Exercise Price of Anti-dilutive Option Shares			$15.40

(O) Comprehensive Income. Comprehensive income is the total of net income and all non-owner changes in shareholders’ equity.

(P) Recent Accounting Pronouncements. In December 2004, The Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123 “Share-Based Payment” (“SFAS 123(R)”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments (e.g., stock options, stock grants) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123(R) eliminates the alternative use of Opinion No. 25’s intrinsic value method of accounting that was provided in the original SFAS 123. First Indiana currently accounts for stock-based compensation under the recognition and measurement principles of Opinion No. 25. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123(R) was effective for the Corporation as of January 1, 2006. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. First Indiana adopted SFAS 123(R) on January 1, 2006, using the modified prospective application. The cumulative effect of adopting this Statement for the Corporation was not material. Upon adoption of SFAS 123(R), First Indiana’s results of operations will reflect additional compensation expense relating to stock options which is expected to reduce net earnings by one cent per diluted share in 2006.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 3, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP provides guidance on the determination of other-than-temporary impairment for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method investments. The new guidance prescribes a three-step process to identify impairment of investment securities, classify impairment as either temporary or other-than-temporary, and recognize loss in the case of other-than-temporary impairment of investment securities. The FSP also requires financial statement disclosures for all investments in an unrealized loss position. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005 with earlier application permitted. The Corporation adopted the provisions of this FSP in January 2006 with no effect on the financial statements.

(Q) Stock-Based Compensation. At December 31, 2005, First Indiana had stock-based employee compensation plans which are described more fully in Note 15. First Indiana accounts for those plans under recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. No stock-based employee compensation cost has been recognized in respect to stock option grants under the plans, except for deferred compensation expense in connection with certain Somerset Financial options that were being amortized over the life of the respective options and compensation expense recognized in 2003 in connection with the retirement of an executive officer of the Corporation. Amortization expense relating to restricted stock grants has been recognized in each period presented as the restricted stock grants vest. The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to stock-based employee compensation.

	Twelve Months Ended December 31
(Dollars in Thousands, Except Per Share Data)	2005	2004	2003
Net Income, As Reported	$25,271	$14,678	$2,529

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,612	655	524
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,081)	(521)	(1,310)

Pro Forma Net Income	$25,802	$14,812	$1,743

Basic Earnings Per Share
As Reported	$1.47	$0.75	$0.13
Pro Forma	1.50	0.76	0.09
Diluted Earnings Per Share
As Reported	$1.44	$0.74	$0.13
Pro Forma	1.47	0.75	0.09

Pro forma net income and earnings per share for 2005 increased over reported net income and earnings per share primarily due to lower compensation expense recognized for restricted and deferred stock awards under SFAS 123. Under APB 25, the fair value and the related compensation expense associated with performance-based restricted and deferred stock awards increases or decreases as the market price of the underlying common stock increases or decreases. In 2005, the market price of First Indiana’s common stock increased approximately 53 percent. Under SFAS 123, the fair value of these awards is established at their grant date and does not change throughout their vesting period.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma net income and earnings per share for 2004 increased over reported net income and earnings per share primarily due to the reversal of stock option compensation associated with the forfeiture of stock options resulting from the sale of the assets of Somerset Financial.

The fair value of each option at the date of grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively: dividend yield of 3.0 percent for both years; expected volatility of 23.0 percent and 20.0 percent; weighted average risk-free interest rates of 4.4 percent and 3.9 percent; and expected lives of seven years for both years. No options were granted in 2005.

(2) Business Combinations and Discontinued Operations

On January 3, 2006, the Corporation and the Bank sold the assets related to its trust business (“Trust”) to Marshall & Ilsley Trust Company, N. A. (“M&I”), a subsidiary of Marshall & Ilsley Corporation. First Indiana received approximately $15,000,000 in cash proceeds from the sale and recorded an after-tax gain of approximately $8,600,000 in the first quarter of 2006. In addition, the Corporation received approximately $850,000 in cash for the transfer of Trust’s fees receivable to M&I. First Indiana may also receive future incentive payments over the next three years depending upon revenue growth. Trust income and expense has been presented as discontinued operations, and the results of operations and cash flows have been disclosed separately for all periods presented in the Consolidated Statements of Earnings, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements. Likewise, the assets of Trust have been reclassified to assets of discontinued operations on the Consolidated Balance Sheets. Prior to the announced sale, Trust was included in the community bank operating segment.

Results of operations for Trust were as follows.

	Years Ended December 31
(Dollars in Thousands)	2005	2004	2003
Non-Interest Income
Trust Fees	$3,736	$3,584	$3,028

Total Non-Interest Income	3,736	3,584	3,028

Non-Interest Expense
Salaries and Benefits	1,612	1,495	1,430
Net Occupancy	153	116	116
Equipment	46	51	65
Professional Services	400	353	379
Marketing	—	5	9
Telephone, Supplies, and Postage	39	46	36
Other	190	189	179

Total Non-Interest Expense	2,440	2,255	2,214

Income before Tax	1,296	1,329	814
Income Tax	525	539	329

Net Income	$771	$790	$485

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is condensed balance sheet information for Trust.

(Dollars in Thousands)	December 31 2005	December 31 2004
Assets
Premises and Equipment	$165	$172
Other Assets	855	824

Total Assets	$1,020	$996

On October 25, 2004, First Indiana Corporation sold substantially all the assets of Somerset Financial Services, LLC (“Somerset Financial”), to Somerset CPAs, P.C. Somerset Financial is a subsidiary of the Corporation and represented a majority of the operations of The Somerset Group, Inc., which was acquired by the Corporation in September, 2000. Somerset CPAs was formed by a management group from Somerset Financial and assumed substantially all the liabilities of Somerset Financial. The sales price was $6,000,000 excluding $5,405,000 of existing cash at Somerset Financial which was paid to the Corporation as a distribution before the sale. Somerset Financial has been presented as discontinued operations, and the results of operations and cash flows have been disclosed separately for all periods presented in the Consolidated Statements of Earnings, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements. The 2004 net of tax loss of $2,505,000 from discontinued operations includes a $1,852,000 goodwill impairment loss and $300,000 in costs incurred to sell the business. As the original acquisition of the Somerset Group, Inc. was a tax-free exchange, the goodwill resulting from the transaction was assigned a tax-basis of zero. As the sale resulted in a taxable gain, the Corporation did not record a tax benefit for the goodwill impairment charge. The Corporation recorded tax expense associated with the sale of approximately $981,000 when the transaction closed. Prior to the announced sale, Somerset Financial Services, LLC was included in the Somerset Financial operating segment.

Results of operations for Somerset Financial Services, LLC were as follows.

	Years Ended December 31
(Dollars in Thousands)	2004	2003
Non-Interest Income
Somerset Fees	$10,408	$11,900
Gain (Loss) on Sale of Fixed Assets	(2)	—

Total Non-Interest Income	10,406	11,900

Non-Interest Expense
Salaries and Benefits	7,342	8,717
Net Occupancy	610	734
Equipment	375	440
Professional Services	528	93
Marketing	139	132
Telephone, Supplies, and Postage	234	265
Goodwill Impairment Loss	1,852	—
Other	416	499

Total Non-Interest Expense	11,496	10,880

Income (Loss) before Tax	(1,090)	1,020

Income Tax	1,415	443

Net Income (Loss)	$(2,505)	$577

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(3) Loan Servicing Rights, Goodwill, and Other Intangible Assets

The following table shows the change in the carrying amount of capitalized loan servicing rights. In March 2005, the Bank sold its servicing rights and recognized a net loss of $1,649,000.

	Years Ended December 31
(Dollars in Thousands)	2005	2004	2003
Balance at Beginning of Period	$4,260	$5,985	$9,065
Additions	—	431	1,612
Amortization of Servicing Rights	(421)	(1,780)	(2,306)
Sale of Servicing Rights	(3,878)	—	—
Change in Valuation Reserves	39	(376)	(2,386)

Balance at End of Period	$—	$4,260	$5,985

The following table shows the changes in the valuation allowance for loan servicing rights in 2005, 2004, and 2003.

	Years Ended December 31
(Dollars in Thousands)	2005	2004	2003
Balance at Beginning of Period	$3,291	$2,915	$529
Net Additions (Reductions)	(3,291)	376	2,386

Balance at End of Period	$—	$3,291	$2,915

The Corporation had no loans serviced for others at December 31, 2005. Consumer loans serviced for others amounted to $225,467,000 at December 31, 2004. Residential loans serviced for others amounted to $95,527,000 at December 31, 2004.

The estimated fair value of loan servicing rights was $4,931,000 at December 31, 2004.

Goodwill at December 31, 2005, 2004, and 2003, was $30,682,000 all of which was assigned to the community bank segment.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the carrying amount of other intangible assets at December 31, 2005 and 2004.

(Dollars in Thousands)	Core Deposit Intangible	Non-compete Agreement Intangible	Total
Gross Carrying Amount	$4,357	$1,000	$5,357
Less: Accumulated Amortization	(1,151)	(1,000)	(2,151)

Net Carrying Amount as of December 31, 2005	$3,206	$—	$3,206

Amortization recognized in 2005	$363	$333	$696

Gross Carrying Amount	$4,357	$1,000	$5,357
Less: Accumulated Amortization	(788)	(667)	(1,455)

Net Carrying Amount as of December 31, 2004	$3,569	$333	$3,902

Amortization recognized in 2004	$385	$333	$718

Projected annual intangible amortization for the years 2006 through 2010 is $342,000, $321,000, $300,000, $280,000, and $260,000, respectively.

(4) Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale and the related unrealized gains and losses were as follows.

	December 31, 2005				December 31, 2004
	Amortized Cost	Gross Unrealized		Fair Value (Book Value)	Amortized Cost	Gross Unrealized		Fair Value (Book Value)
(Dollars in Thousands)		Gains	Losses			Gains	Losses
U.S. Government Treasuries, Agencies & Other	$165,660	$—	$2,199	$163,461	$137,702	$579	$1,013	$137,268
Mortgage-Backed Securities
FHLMC	53,982	87	2,238	51,831	57,575	190	1,614	56,151
FNMA	18,423	36	776	17,684	24,307	121	578	23,850

Total	$238,065	$123	$5,213	$232,976	$219,584	$890	$3,205	$217,269

U.S. Government Treasuries, Agencies, and Other included $1,165,000 of Fannie Mae and Freddie Mac preferred stock at December 31, 2004.

Securities totaling $232,976,000 were pledged as collateral for repurchase agreements, the Federal Reserve Bank discount window line of credit and the treasury, tax, and loan account on December 31, 2005.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maturity distribution of debt securities is shown below. The distribution of mortgage-backed securities is based on average expected maturities. Actual maturities might differ because issuers may have the right to call or prepay obligations.

	December 31, 2005
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in one year or less	$11,303	$11,295
Due after one year through five years	202,649	198,372
Due after five years through ten years	23,495	22,687
Due after ten years	618	622

Total	$238,065	$232,976

Realized gains and losses related to securities available for sale for each of the three years ended December 31 were as follows.

(Dollars in Thousands)	2005	2004	2003
Realized Gains	$—	$280	$7
Realized Losses	813	—	—
Other-Than-Temporary Impairment Losses	—	(299)	—

Net Investment Securities Gains (Losses)	$(813)	$(19)	$7

Other-than-temporary impairment losses of $299,000 were recognized in 2004 on the Bank’s holdings of Fannie Mae and Freddie Mac preferred stock. This preferred stock was sold in the first quarter of 2005 at an additional loss of $9,000.

For securities with unrealized losses at December 31, 2005 and December 31, 2004, the following schedules identify the length of time (in consecutive months) these securities’ fair values had been below their amortized cost.

	Less than 12 Months		12 Months or Longer		Total
December 31, 2005 (Dollars in Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Securities
U.S. Government Treasuries, Agencies & Other	$133,659	$1,260	$29,802	$939	$163,461	$2,199	17
Mortgage-Backed Securities
FHLMC	11,383	272	37,929	1,966	49,312	2,238	9
FNMA	2,132	7	14,425	769	16,557	776	12

Total	$147,174	$1,539	$82,156	$3,674	$229,330	$5,213	38

December 31, 2004
U.S. Government Treasuries, Agencies & Other	$80,513	$681	$14,750	$332	$95,263	$1,013	9
Mortgage-Backed Securities
FHLMC	35,675	1,051	12,013	563	47,688	1,614	8
FNMA	12,900	257	6,585	321	19,485	578	8

Total	$129,088	$1,989	$33,348	$1,216	$162,436	$3,205	25

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Government Treasuries, Agencies & Other. The unrealized losses on the Corporation’s investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle these securities at a price less than the face amount of the investment. Because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Federal Agency Mortgage-Backed Securities. The unrealized losses on the Corporation’s investments in federal agency mortgage-backed securities were caused by interest rate increases. The Corporation purchased these investments at both premiums and discounts relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the face amount of the Corporation’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

(5) Other Investments

Included in other investments are Federal Reserve Bank stock, Federal Home Loan Bank stock, and Common Securities in the Corporation’s grantor trusts: First Indiana Capital Trust I and First Indiana Capital Statutory Trust II. The Bank is required by the Federal Reserve Board to own shares of FRB stock. FRB stock, which is a restricted investment security, is carried at its cost. In addition, as a member of the Federal Home Loan Bank of Indianapolis, the Bank is required to own shares of capital stock in the FHLB. FHLB stock is carried at its cost, since it is a restricted investment security. The Bank is required to hold FHLB stock with a value of approximately $5,569,000. The Corporation’s holdings in FHLB stock are redeemable only upon five years’ notice to the FHLB. In connection with the formation of the capital trusts, Trust I and Trust II issued Common Securities to the Corporation. The Common Securities for each trust are carried at their cost since they are restricted investment securities. The Common Securities are not redeemable until the related subordinated notes are redeemed (according to the subordinated note terms).

The composition of other investments is summarized as follows.

	December 31
(Dollars in Thousands)	2005	2004
FRB Stock	$1,110	$1,110
FHLB Stock	24,686	24,173
Capital Trusts Common Securities	744	744

	$26,540	$26,027

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Loans

The composition of loans is summarized as follows.

	December 31
(Dollars in Thousands)	2005	2004
Commercial Loans
Business Loans	$545,215	$466,703
Commercial Real Estate Loans	167,715	175,145
Single-Family Construction Loans	92,451	58,680
Consumer Loans
Home Equity Loans	485,111	505,702
Other Consumer Loans	14,354	14,909
Residential Mortgage Loans	262,340	279,051

	$1,567,186	$1,500,190

Loans were net of deferred costs and net unearned discounts of $6,041,000 and $7,353,000 at December 31, 2005 and 2004, respectively.

The weighted average yield on loans was 6.93 percent and 5.91 percent at December 31, 2005 and 2004, respectively.

Home equity loans totaling $328,515,000, $339,595,000, and $344,638,000 were sold in 2005, 2004, and 2003, respectively. The Bank had $32,342,000, $44,137,000, and $69,041,000 in home equity loans held for sale at December 31, 2005, 2004, and 2003, respectively. The Bank sold $10,051,000, $6,481,000, and $1,439,000 of residential loans in 2005, 2004, and 2003, respectively. In addition, the Corporation sold $5,893,000 and $7,285,000 of non-performing residential and home equity loans in 2005 and 2004, respectively, and sold $3,925,000 of non-performing commercial loans in 2005. The Corporation sold $134,373,000 of residential construction loans in 2004.

During 2005, 2004, and 2003, the Bank transferred $683,000, $9,749,000, and $6,783,000, respectively, from loans to other real estate owned.

The geographic distribution of loans at December 31, 2005, is presented below.

Location	Percent
Indiana	65%
Contiguous States	6
California	4
Florida	4
Arizona	3
Other States (less than 3%)	18

Total	100%

The Bank makes the following types of consumer loans which have concentrations of credit risk: sub-prime loans, high loan-to-value (“LTV”) loans, and interest-only loans. All of these loans are secured by mortgages on one-to-four family residential real estate and are diversified geographically. The Bank classifies a loan as a

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sub-prime loan based on the credit characteristics of the borrower. A high LTV loan is identified as a loan with a LTV ratio greater than 90 percent that is not classified as a sub-prime loan. An interest-only loan is a 3-1 ARM that pays only interest for the first three years or a 5-1 ARM that pays only interest for the first five years. Following the interest-only period the loan converts to an amortizing loan. Interest-only loans are underwritten at the time of application based on the amortizing payment amount. The following table provides information on the loans outstanding and the Bank’s total credit exposure for each of the three types of loans.

	December 31
(Dollars in Thousands)	2005		2004
	Balance	Total Exposure	Balance	Total Exposure
Sub-Prime	$57,483	$64,511	$74,640	$82,907
High Loan-to-Value	87,329	94,816	90,680	98,855
Interest-Only	81,693	81,693	20,158	20,158

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

Information relating to the Bank’s impaired loans is outlined in the tables below.

	December 31
(Dollars in Thousands)	2005	2004
Impaired Loans with Related Specific Allowance	$—	$7,520
Impaired Loans with No Related Specific Allowance	1,045	3,647

Total Impaired Loans	$1,045	$11,167

Specific Allowance on Impaired Loans	$—	$5,045

	Years Ended December 31
(Dollars in Thousands)	2005	2004	2003
Average Balance of Impaired Loans	$6,181	$14,648	$22,857
Interest Income Recognized on Impaired Loans	311	1,200	102

Non-accrual loans totaled $3,404,000 on December 31, 2005, and $15,905,000 on December 31, 2004. Loans past due 90 days or more and still accruing interest totaled $1,151,000 on December 31, 2005, and $3,859,000 on December 31, 2004.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three years ended December 31, 2005, follows.

(Dollars in Thousands)	2005	2004	2003
Balance at Beginning of Year	$53,172	$53,197	$44,469
Charge-Offs	(14,158)	(17,526)	(33,841)
Recoveries	3,354	5,951	2,328

Net Charge-Offs	(10,804)	(11,575)	(31,513)
Provision for Loan Losses	(3,200)	11,550	38,974
Addition Related to Bank Acquired	—	—	1,709
Transfer to Reserve for Off-Balance Sheet Credit Exposures	—	—	(442)

Balance at End of Year	$39,168	$53,172	$53,197

(8) Premises and Equipment

	December 31
(Dollars in Thousands)	2005	2004
Land	$6,978	$5,706
Buildings	14,105	13,700
Leasehold Improvements	1,366	1,371
Furniture and Equipment	21,296	21,536

	43,745	42,313
Accumulated Depreciation	(19,473)	(17,530)

	$24,272	$24,783

(9) Interest-Bearing Deposits

	December 31
(Dollars in Thousands)	2005	2004
Interest-Bearing Demand	$229,876	$189,911
Savings	489,713	463,679
Certificates of Deposit under $100,000	285,205	262,168
Certificates of Deposit $100,000 or Greater	175,800	189,736

	$1,180,594	$1,105,494

Following is a table of maturities for certificates of deposit outstanding at December 31, 2005.

(Dollars in Thousands)	Amount
2006	$252,707
2007	158,594
2008	31,950
2009	15,970
2010	1,784
Thereafter	—

$461,005

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash paid during the year for interest on deposits, advances, and other borrowed money was $38,058,000, $32,541,000, and $37,563,000 for 2005, 2004, and 2003, respectively.

(10) Short-Term Borrowings

Federal funds purchased and securities sold under agreements to repurchase are classified as short-term borrowings. All of the Bank’s short-term borrowings at December 31, 2005 and December 31, 2004 were repurchase agreements. Repurchase agreements represent an indebtedness of the Bank secured by securities available for sale issued by (or fully guaranteed as to principal and interest by) the United States or an agency of the United States. All agreements represent obligations to repurchase the same securities at maturity. These securities are under the Bank’s control. All of the repurchase agreements outstanding at December 31, 2005 had contractual maturities of one day. The amount of securities pledged for repurchase agreements at December 31, 2005 was $224,391,000.

Following is a summary of repurchase agreement borrowings for each of the three years ended December 31.

(Dollars in Thousands)	2005	2004	2003
Balance at Year-End	$220,732	$162,208	$141,074
Average during the Year	159,755	119,863	115,212
Maximum Month-End Balance	220,732	162,208	149,332
Weighted Average Rate during the Year	2.70%	1.15%	0.99%
Weighted Average Rate at Year-End	3.39	1.68	0.84

At December 31, 2005, the Bank had $100,000,000 in unused lines of credit available from financial institutions for borrowing federal funds. There are no fees associated with these lines. In addition, at December 31, 2005, the Corporation had a $10,000,000 unused revolving line of credit on which it paid $25,000 in fees in 2005.

(11) Federal Home Loan Bank Advances and Subordinated Debt

Each Federal Home Loan Bank is authorized to make advances to its member institutions, subject to their regulations and limitations. Scheduled principal repayments of FHLB advances outstanding at December 31, 2005, were as follows.

(Dollars in Thousands)	Amount
2006	$45
2007	—
2008	10,000
2009	—
2010	—
Thereafter	32,320

$42,365

FHLB advances outstanding at December 31, 2005, mature from January 2006 through November 2023. Of the $42,365,000 in advances, the FHLB has the option to require the Bank to repay $35,000,000 at certain designated dates. The advances bear fixed rates ranging from 2.75 percent to 8.57 percent. The weighted average interest rate at December 31, 2005 and 2004 was 4.84 percent and 5.07 percent, respectively. The FHLB

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

advances are collateralized with FHLB stock and other qualifying assets totaling $439,245,000. As of December 31, 2005 and 2004, the Bank’s FHLB advances were backed by sufficient collateral. Additionally, the Bank maintains an unused $10,000,000 line of credit with the FHLB.

The following table is a summary of subordinated debt at December 31.

(Dollars in Thousands)	2005	2004
Subordinated Notes due November 2013	$22,234	$22,200
Subordinated Notes due October 2032	12,295	12,253
Subordinated Notes due June 2033	12,252	12,204

	$46,781	$46,657

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The trust preferred securities qualify as Tier 1 capital of the Corporation for regulatory capital purposes. The Corporation formed statutory trusts for the purpose of issuing trust preferred securities. In December 2003, FASB issued a revision of FIN 46 that required the deconsolidation of these statutory trusts. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve issued a proposal to allow the continued inclusion of trust preferred securities in Tier 1 capital. However, there can be no assurance that the Federal Reserve will continue to allow institutions to continue to include trust preferred securities in Tier 1 capital. At December 31, 2005 and 2004, the balance of trust preferred securities, net of discount, was $24,547,000 and $24,457,000, respectively.

(12) Income Taxes

Income tax expense attributable to earnings from continuing operations consists of the following.

(Dollars in Thousands)	Current	Deferred	Total
Year Ended December 31, 2005
Federal	$7,221	$7,186	$14,407
State and Local	(517)	177	(340)

	$6,704	$7,363	$14,067

Year Ended December 31, 2004
Federal	$9,462	$(862)	$8,600
State and Local	465	61	526

	$9,927	$(801)	$9,126

Year Ended December 31, 2003
Federal	$5,825	$(4,943)	$882
State and Local	517	(848)	(331)

	$6,342	$(5,791)	$551

The effective income tax rate for continuing operations differs from the statutory federal corporate tax rate as follows.

	Years Ended December 31
	2005	2004	2003
Statutory Rate	35.0%	35.0%	35.0%
State Income Taxes	1.6	1.3	(9.2)
Nondeductible Expenses	0.2	0.8	6.4
Tax Credits	(0.3)	(0.8)	—
Net Other	—	(0.5)	(4.9)

Effective Rate	36.5%	35.8%	27.3%

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

	December 31
(Dollars in Thousands)	2005	2004
Deferred Tax Assets
Allowance for Loan Losses	$15,261	$20,340
Pension and Retirement Benefits	3,785	4,430
Interest Credited	144	718
Accrued Compensation	1,203	906
Loans Held for Sale	396	2,431
Non-Accrual of Interest	45	1,145
Deposits	44	116
Unrealized Loss on Investments	2,012	916
Indiana Net Operating Loss Carry Forward	588	453
Other	6	103

	23,484	31,558

Deferred Tax Liabilities
Loan Servicing Rights	—	1,607
FHLB Stock Dividends	1,377	1,257
Net Deferred Loan Fees	2,630	2,876
Core Deposit Intangible	1,235	1,346
Premises and Equipment	299	256
Other	225	231

	5,766	7,573

Net Deferred Tax Assets	$17,718	$23,985

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. Included in the deferred tax asset as of December 31, 2005, are Indiana net operating loss carry forwards that will expire in 2018.

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash paid during the year for income taxes was $7,512,000, $5,470,000, and $7,173,000, for 2005, 2004, and 2003, respectively.

(13) Shareholders’ Equity, Regulatory Capital, and Dividend Restrictions

The Board of Directors has authorized the repurchase from time to time of the Corporation’s common stock. The program in effect in the first quarter of 2005 provided for the repurchase of up to $10,000,000 of the Corporation’s common stock. In the first quarter of 2005, 186,250 shares were repurchased under this authorization. On April 20, 2005, the Corporation announced that its Board of Directors had on that date approved the repurchase, from time to time, on the open market of up to 937,500 outstanding shares of the Corporation’s common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board’s authorization has no expiration date. In 2005, 503,286 shares were repurchased under this authorization.

In 2005 Shareholders’ equity was reduced by the Corporation’s purchase of 689,536 shares of its common stock on the open market for $16,859,000. In December 2004, the Corporation purchased and retired 2,162,500 of its common shares, or approximately 11.0 percent of shares outstanding, at $18.80 per share pursuant to a self-tender offer, reducing shareholders’ equity by $40,901,000.

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Federal Deposit Insurance Corporation Improvement Act of 1999 (“FDICIA”) established ratios and guidelines for banks to be considered “well-capitalized.” The Bank exceeds the capital levels set by FDICIA to be considered well-capitalized. The following tables show the Corporation’s and the Bank’s compliance with all capital requirements at December 31, 2005, and December 31, 2004.

	December 31, 2005
	Actual		Minimum Capital Adequacy		To be Well-Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$168,434	8.70%	$77,401	4.00%	N/A	N/A
First Indiana Bank, N.A.	182,509	9.45	77,283	4.00	$96,604	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$168,434	10.78%	$62,495	4.00%	N/A	N/A
First Indiana Bank, N.A.	182,509	11.70	62,371	4.00	$93,556	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$210,446	13.47%	$124,990	8.00%	N/A	N/A
First Indiana Bank, N.A.	202,248	12.97	124,742	8.00	$155,927	10.00%

	December 31, 2004
	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$162,670	8.47%	$76,854	4.00%	N/A	N/A
First Indiana Bank, N.A.	175,910	9.17	76,689	4.00	$95,861	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$162,670	10.79%	$60,295	4.00%	N/A	N/A
First Indiana Bank, N.A.	175,910	11.69	60,193	4.00	$90,289	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$204,141	13.54%	$120,589	8.00%	N/A	N/A
First Indiana Bank, N.A.	195,150	12.97	120,386	8.00	$150,482	10.00%

The Corporation is not subject to any bank regulatory restrictions on the payment of dividends to its shareholders although Federal Reserve Board policy and capital maintenance requirements may impose practical limits on the amount of dividends that can be paid. However, applicable laws and regulations limit the amount of dividends the Bank may pay. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Bank Act) plus retained net profits for the preceding two years. At January 1, 2006, the Bank could have paid dividends to the Corporation of approximately $8,845,000 without regulatory approval. Due to the payment of an $11,000,000 special dividend in January 2003 (to partially fund the acquisition of MetroBanCorp), the Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2005, not to exceed $20,000,000. The Bank paid dividends of $20,000,000 to the Corporation in 2005. The Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2004, not to exceed $19,000,000. The Bank paid dividends of $16,000,000 to the Corporation in 2004. The Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2003, not to exceed $28,571,000. The Bank paid dividends of $21,440,000 to the Corporation in 2003.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14) Commitments and Contingencies

At December 31, 2005 and 2004, the Bank had the following outstanding commitments to fund loans.

	December 31
(Dollars in Thousands)	2005	2004
Commitments to Fund:
Business Loans	$336,104	$241,771
Commercial Real Estate Loans	66,580	88,128
Single-Family Construction Loans	26,005	44,894
Consumer Loans
Home Equity Loans	168,371	175,421
Other	291	1,440
Residential Mortgage Loans	969	—

	$598,320	$551,654

Of the commitments to fund loans at December 31, 2005, substantially all are commitments to fund variable-rate products.

Standby letters of credit are contingent commitments issued by the Corporation to support the obligations of a customer to a third party. Standby letters of credit are issued to support public and private financing, and other financial or performance obligations of customers. The credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers and, as such, is collateralized when necessary. As of December 31, 2005 and December 31, 2004, the Corporation had issued $36,687,000 and $44,085,000, respectively, in standby letters of credit, predominately with remaining terms of three years or less. The fees receivable associated with a standby letter of credit is recognized by the Corporation as a liability at the inception of the commitment and the liability is amortized over the life of the commitment. The Corporation has recognized a liability at December 31, 2005 and December 31, 2004, of $128,000 and $337,000 respectively, relating to these commitments.

At December 31, 2005 and December 31, 2004, the Corporation had a reserve of $442,000, included in other liabilities for losses on off-balance sheet credit exposures.

First Indiana Corporation is the guarantor on a lease of Somerset CPAs, P.C. dated November, 2000 for its office space. First Indiana had been the guarantor on this lease for its subsidiary, Somerset Financial Services, LLC. On October 25, 2004, First Indiana Corporation sold substantially all of the assets of Somerset Financial Services to Somerset CPAs pursuant to an Asset Purchase Agreement. As part of this agreement, Somerset CPAs assumed liability for the office lease. However, First Indiana remains the guarantor until the lease expires in 2012. The maximum potential future lease payments the Corporation could be required to pay under the guarantee are $5,023,000.

The Corporation is a limited partner in three low income housing developments that are not consolidated into these financial statements. As of December 31, 2005, the Corporation’s investment in these partnerships was $1,765,000 with no future funding commitments. The maximum risk of loss is equal to the Corporation’s recorded investment in these partnerships.

Rental Obligations. Obligations under non-cancelable operating leases (excluding the guarantee on the Somerset CPAs lease) at December 31, 2005, require minimum future payments of $4,967,000 in 2006,

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$4,132,000 in 2007, $3,697,000 in 2008, $3,123,000 in 2009, $2,231,000 in 2010, and $10,579,000 thereafter. Minimum future payments have not been reduced by minimum sublease rental income of $39,000 receivable in the future under non-cancelable subleases. Operating lease expenses were $5,818,000, $6,426,000, and $6,397,000 for 2005, 2004, and 2003, respectively.

Other Contingencies. Lawsuits and claims are pending in the ordinary course of business on behalf of and against First Indiana. In the opinion of management, adequate provision has been made for these items in the Consolidated Financial Statements.

(15) Employee Benefit Plans

Retirement Plans. First Indiana is a participant in the Financial Institutions Retirement Fund (“FIRF”). This is a multi-employer defined benefit pension plan; separate actuarial valuations are not made with respect to each participating employer. According to FIRF administrators, plan contributions of $2,782,000 and $2,255,000 are required for the plan years beginning July 1, 2005, and July 1, 2004, respectively. The prepaid contribution asset was $1,997,000 at December 31, 2005. The accrued contribution liability was $430,000 at December 31, 2004. First Indiana’s pension expense under this plan was $2,519,000, $1,992,000, and $1,437,000 for 2005, 2004, and 2003, respectively.

First Indiana has a voluntary savings plan for eligible employees which qualifies under Section 401(k) of the Internal Revenue Code. Employees can participate by designating a portion of their compensation to be contributed to the plan. First Indiana in turn matches employee contributions in such uniform amounts or percentages as annually determined by the employer. The Corporation’s expenses under its plan for matching contributions in 2005, 2004, and 2003 were $231,000, $277,000, and $259,000, respectively.

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

	Years Ended December 31
(Dollars in Thousands)	2005	2004	2003
Change in Projected Benefit Obligation
Projected Benefit Obligation at the Beginning of the Year	$11,506	$10,744	$9,921
Service Cost	304	208	285
Interest Cost	530	623	613
Actuarial (Gain) or Loss	1,566	(299)	413
Benefits Paid	(809)	(237)	(488)
Change in Plan Provisions	284	467	—
Adjustment for Growth of Notional Balance	337	—	—

Projected Benefit Obligation at the End of the Year	$13,718	$11,506	$10,744

Accumulated Benefit Obligation at the End of the Year	$11,628	$10,263	$8,444

Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$—	$—	$—
Benefits Paid	(809)	(237)	(488)
Employer Contributions	809	237	488

Fair Value of Assets at the End of the Year	$—	$—	$—

Net Amount Recognized
Funded Status	$(13,718)	$(11,506)	$(10,744)
Unrecognized Transition Obligation (Asset)	85	97	110
Unrecognized Prior Service Cost	654	431	—
Unrecognized Net (Gain) or Loss	2,506	1,005	1,303

Net Amount Recognized	$(10,473)	$(9,973)	$(9,331)

Amounts Recognized in the Statement of Financial Position
Accrued Benefit Cost	$(11,628)	$(10,263)	$(9,331)
Intangible Asset	739	290	—
Accumulated Other Comprehensive Income	416	—	—

Accrued Benefit Cost	$(10,473)	$(9,973)	$(9,331)

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets:
Projected Benefit Obligation	$13,718	$11,506	$10,744
Accumulated Benefit Obligation	11,628	10,263	8,444
Fair Value of Plan Assets	—	—	—

Weighted Average Assumptions at the End of the Year
Discount Rate	5.50%	5.75%	6.00%
Rate of Compensation Increase	5.00%	5.00%	5.00%

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic non-qualified pension cost included in the results of operations is as follows.

	Years Ended December 31
(Dollars in Thousands)	2005	2004	2003
Service Cost	$304	$208	$285
Interest Cost	530	623	613
Expected Return on Plan Assets	—	—	—
Amortization of Net (Gain) or Loss	64	—	—
Amortization of Prior Service Cost	61	36	—
Amortization of Transition Obligation (Asset)	12	12	12
Adjustment for Growth in Notional Balance	337	—	—

Total FAS 87 Net Periodic Pension Cost	$1,308	$879	$910
FAS 88 Charges (Credits)
Settlement	—	—	—
Curtailment	—	—	—
Special Termination Benefits	—	—	—

Total	—	—	—

Total Net Periodic Pension Cost	$1,308	$879	$910

Additional Information
Increase in Minimum Liability Included in Other Comprehensive Income	$416	$—	$—

Weighted Average Assumptions
Discount Rate	5.75%	6.00%	6.50%
Expected Return on Plan Assets	N/A	N/A	N/A
Rate of Compensation Increase	5.00%	5.00%	5.00%

The estimated future non-qualified pension contributions and benefit payments are as follows.

(Dollars in Thousands)
Expected Contributions for Fiscal Year Ending December 31, 2006
Expected Employer Contributions	$876
Expected Employee Contributions	—

Estimated Future Benefit Payments Reflecting Expected Future Service for the Fiscal Years Ending:
December 31, 2006	$876
December 31, 2007	1,026
December 31, 2008	1,065
December 31, 2009	1,105
December 31, 2010	1,147
December 31, 2011 through December 31, 2015	5,699

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Postretirement Benefits Other Than Pension. The projected benefit obligations for postretirement medical, dental, and life insurance programs for Board members and certain officers of acquired institutions are as follows.

	Years Ended December 31
(Dollars in Thousands)	2005	2004	2003
Change in Accumulated Benefit Obligation
Accumulated Postretirement Benefit Obligation at the Beginning of the Year	$1,336	$1,041	$937
Service Cost	16	16	12
Interest Cost	52	74	59
Actuarial (Gain) or Loss	(420)	205	33
Benefits Paid	—	—	—

Accumulated Benefit Obligation at the End of the Year	$984	$1,336	$1,041

Net Amount Recognized
Funded Status	$(984)	$(1,336)	$(1,041)
Unrecognized Transition Obligation (Asset)	—	—	—
Unrecognized Prior Service Cost	—	—	—
Unrecognized Net (Gain) or Loss	(365)	(5)	(210)

Net Amount Recognized	$(1,349)	$(1,341)	$(1,251)

Amounts Recognized in the Statement of Financial Position
Accrued Benefit Cost	$(1,349)	$(1,341)	$(1,251)

Weighted Average Assumptions at the End of the Year
Discount Rate	5.50%	5.75%	6.00%
Rate of Compensation Increase	N/A	N/A	N/A

Assumed Health Care Cost Trend Rates
Health Care Trend Rate Assumed for Next Year	8.00%	9.00%	5.50%
Ultimate Rate	5.50%	5.50%	5.50%
Year that the Ultimate Rate is Reached	2011	2011	2003

The Corporation uses a December 31 measurement date for its postretirement medical, dental, and life insurance programs. Unrecognized prior service amounts and unrecognized net gains or losses are amortized using the straight-line method.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net periodic benefit cost of postretirement plans are as follows.

	Years Ended December 31
(Dollars in Thousands)	2005	2004	2003
Service Cost	$16	$16	$12
Interest Cost	52	74	59
Expected Return on Plan Assets	—	—	—
Amortization of Net (Gain) or Loss	(60)	—	(28)
Amortization of Prior Service Cost	—	—	—
Amortization of Transition Obligation (Asset)	—	—	—

Total Net Periodic Benefit Cost	$8	$90	$43

Weighted Average Assumptions
Discount Rate	5.75%	6.00%	6.50%
Expected Return on Plan Assets	N/A	N/A	N/A
Rate of Compensation Increase	N/A	N/A	N/A

Assumed Health Care Cost Trend Rates
Health Care Trend Rate Assumed for Current Year	8.50%	9.00%	5.50%
Ultimate Rate	5.50%	5.50%	5.50%
Year that the Ultimate Rate is Reached	2011	2011	2003

Assumed health care cost trend rates affect amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects.

	One Percentage Point
(Dollars in Thousands)	Increase	Decrease
Effect on total of service and interest cost components	$10	$(8)
Effect on postretirement benefit obligation	121	(103)

The estimated future postretirement medical, dental, and life insurance programs contributions and benefit payments are as follows.

(Dollars in Thousands)
Expected Contributions for Fiscal Year Ending December 31, 2006
Expected Employer Contributions	$47
Expected Employee Contributions	—

Estimated Future Benefit Payments Reflecting Expected Future Service for the Fiscal Years Ending:
December 31, 2006	$47
December 31, 2007	55
December 31, 2008	57
December 31, 2009	57
December 31, 2010	58
December 31, 2011 through December 31, 2015	325

Stock-Based Incentive Compensation Plans. Under the First Indiana Corporation 2004 Executive Compensation Plan (“2004 Plan”), First Indiana is authorized to provide cash and non-cash incentives (which may be options, restricted stock, or specified other stock-based awards) to its executives, key employees, and

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

directors. The Corporation’s shareholders approved the 2004 Plan at the Annual Meeting held on April 20, 2005. In addition to the options and other awards outstanding at December 31, 2005, 982,396 shares of common stock were available for future grants or awards under the 2004 Plan.

Stock Option Awards—The maximum term on all options issued has been five years or ten years and each option has fully vested at the end of a period ranging from one to five years from the date of grant. Optionees may elect to fund their option exercises with stock they currently own. In that event, the Corporation either cancels the stock certificates received from the optionee in the stock swap transaction or issues a new certificate for the net number of additional shares.

The following table summarizes stock-based compensation plan information.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	972,424	$14.09	982,396
Equity compensation plans not approved by security holders	—	—	—

Total	972,424	$14.09	982,396

The following table summarizes information about stock options outstanding at December 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2005	Weighted Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable at December 31, 2005	Weighted Average Exercise Price
$ 0.00 – $ 5.00	—	—	$—	—	$—
5.01 – 10.00	48,660	0.09	8.53	48,660	8.53
10.01 – 15.00	596,698	5.29	13.62	370,280	13.15
15.01 – 20.00	327,066	6.34	15.77	166,243	15.77

5.01 – 20.00	972,424	5.39	14.09	585,183	13.51

A summary of the status of First Indiana’s fixed stock option plans as of December 31, 2005, 2004, and 2003, and changes during the years then ended is presented below.

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at Beginning of Year	1,343,425	$13.72	1,795,336	$13.39	1,869,673	$13.14
Granted	—	—	154,688	15.77	225,750	14.51
Exercised	(321,744)	12.42	(216,144)	10.77	(103,628)	8.67
Surrendered	(49,257)	14.64	(390,455)	14.69	(196,459)	14.79

Outstanding at End of Year	972,424	14.09	1,343,425	13.72	1,795,336	13.39

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the 390,455 stock options surrendered in 2004, 271,976 were related to the sale of Somerset Financial assets.

Restricted Stock Awards—Restricted stock awards are subject to forfeiture upon either a failure to meet certain specified performance objectives or continuous employment is interrupted or terminated prior to the vesting of the award. These awards vest over terms ranging from three to eight years. A summary of the status of First Indiana’s restricted stock awards as of December 31, 2005, 2004, and 2003, and changes during the years ended on those dates is presented below.

	2005	2004	2003
Outstanding at Beginning of Year	229,684	143,636	—
Granted	14,000	117,188	158,636
Vested	(20,123)	—	—
Forfeited	(938)	(31,140)	(15,000)

Outstanding at End of Year	222,623	229,684	143,636

Award Expense	$1,939,000	$1,015,000	$453,000

Deferred Share Awards—In 2004, the Compensation Committee of the Board of Directors entered into deferred shares agreements with an officer of First Indiana. These agreements awarded 25,000 deferred shares of First Indiana common stock under the 2002 Stock Incentive Plan. These deferred shares will vest and become issuable at the expiration of restricted periods ending December 31, 2006, the achievement of specified performance objectives, and the completion of continuous employment during the restricted periods. No expense was recognized in 2004 on the 25,000 deferred shares awarded in that year because it was probable at that time that the performance conditions would not be achieved. In 2005 it became probable that the performance conditions would be met and the Corporation recognized expense associated with these shares. As part of their compensation, non-employee members of the Corporation’s Board of Directors received deferred shares. These deferred shares were granted in 2005 and earn dividend equivalents in the form of additional deferred shares at the same rate as dividends are paid on the Corporation’s common stock. A summary of the status of First Indiana’s deferred stock awards as of December 31, 2005, and 2004, and changes, and expense during the years ended on those dates is presented below.

	2005	2004
Outstanding at Beginning of Year	25,000	—
Granted	6,979	25,000
Vested	—	—
Forfeited	—	—

Outstanding at End of Year	31,979	25,000

Award Expense	$591,000	$—

Employees’ Stock Purchase Plan. Under the Corporation’s Employees’ Stock Purchase Plan, all full-time employees and directors are eligible to participate after satisfying the applicable employment period. Approximately 38 percent of eligible employees participated in the plan in 2005. Under the terms of the Plan, employees and directors can choose to have up to 100 percent of their annual base earnings or director’s fees withheld to purchase the Corporation’s common stock. The Corporation matches the first 10 percent of the employee contribution at a ratio of up to one to three (33 percent) as determined according to the criteria specified within the plan and announced to employees annually at the beginning of each year. The contributions

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are paid to a trustee, who purchases the Corporation’s stock bi-weekly at the then prevailing market price. First Indiana’s matching contributions were $178,000, $182,000, and $165,000 for the years ended 2005, 2004, and 2003, respectively.

(16) Parent Company Only Statements

Condensed Balance Sheets

	December 31
(Dollars in Thousands)	2005	2004
Assets
Cash and Due from Banks	$2	$1
Certificate of Deposit with the Bank	—	500
Due from the Bank	4,632	6,665
Investment in the Bank	213,321	209,096
Investment in Somerset Financial	1	1
Investment in Grantor Trusts	744	744
Other Assets	4,294	3,327

Total Assets	$222,994	$220,334

Liabilities
Subordinated Notes	$46,781	$46,657
Other Liabilities	771	1,534

Total Liabilities	47,552	48,191
Shareholders’ Equity	175,442	172,143

Total Liabilities and Shareholders’ Equity	$222,994	$220,334

Condensed Statements of Earnings

	Years Ended December 31
(Dollars in Thousands)	2005	2004	2003
Income
Dividends from the Bank	$20,000	$16,000	$21,440
Distributions from Somerset Financial	—	5,405	—
Income from Investments	57	53	47
Non-Interest Income	6,693	3,277	285

Total Income	26,750	24,735	21,772
Expense
Interest Expense	3,366	3,369	1,532
Non-Interest Expense	4,446	3,064	4,392

Total Expense	7,812	6,433	5,924

Earnings before Income Taxes	18,938	18,302	15,848
Income Tax Benefit	(430)	(1,287)	(2,106)

Earnings before Equity in Undistributed Net Earnings of Subsidiaries	19,368	19,589	17,954
Equity in Undistributed Net Earnings of the Bank	5,903	2,942	(16,126)
Equity in Undistributed Net Earnings of Somerset Financial	—	(7,853)	701

Net Earnings	$25,271	$14,678	$2,529

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Years Ended December 31
(Dollars in Thousands)	2005	2004	2003
Cash Flows from Operating Activities
Net Earnings	$25,271	$14,678	$2,529
Adjustments to Reconcile Net Earnings to Net Cash (Used) Provided by Operating Activities
Equity in Undistributed Earnings	(5,903)	4,911	15,425
Amortization of Stock Plans	1,939	1,147	321
Tax Benefit of Option Compensation	852	398	103
Stock Compensation	624	119	324
Change in Other Liabilities	(640)	100	1,649
Change in Due from the Bank and Other Assets	1,638	23,165	(4,755)

Net Cash Provided by Operating Activities	23,781	44,518	15,596

Cash Flows from Investing Activities
Investment in Equity Security	—	—	(372)
Investment in Limited Partnership	(572)	(572)	—
Acquisition of MetroBanCorp	—	(8)	(36,805)
Acquisition of Somerset Financial	—	—	(7)
Disposition of Somerset Financial	—	6,000	—

Net Cash (Provided) Used by Investing Activities	(572)	5,420	(37,184)

Cash Flows from Financing Activities
Issuance of Subordinated Notes	—	—	34,295
Stock Option Proceeds	3,655	1,988	542
Purchase of Treasury Stock—Net	(16,775)	(399)	(2,936)
Common Stock Issued under Deferred Compensation Plan	(21)	(58)	(35)
Purchase of Common Stock	(23)	(40,901)	—
Dividends Paid	(10,544)	(10,569)	(10,277)

Net Cash (Used) Provided by Financing Activities	(23,708)	(49,939)	21,589

Net Change in Cash and Cash Equivalents	(499)	(1)	1
Cash and Cash Equivalents at the Beginning of the Year	501	502	501

Cash and Cash Equivalents at the End of the Year	$2	$501	$502

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents. For cash and equivalents, the carrying amount is a reasonable estimate of fair value.

Securities Available for Sale. For securities, fair values are based on quoted market prices or dealer quotes.

Other Investments. Federal Home Loan Bank (“FHLB”) stock is valued at its cost because it is a restricted investment security that can only be sold to other FHLB member institutions or redeemed by the FHLB. Federal Reserve Bank stock is also valued at its cost because it is a restricted investment security that can only be sold to other FRB member institutions or redeemed by the FRB. Capital securities issued by Trust I and Trust II are valued at cost since they may only be redeemed by the grantor trust that issued them.

Loans Receivable. For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Interest rates on such loans approximate current lending rates.

Deposits. The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities, but not less than the carrying amount.

Borrowings. Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also includes the difference between current levels of interest rates and the committed rates. The fair value of guaranties and standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Fair Value of Financial Instruments

	December 31, 2005		December 31, 2004
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and Cash Equivalents	$63,054	$63,054	$95,151	$95,151
Securities Available for Sale	232,976	232,976	217,269	217,269
Other Investments	26,540	26,540	26,027	26,027
Loans
Business	526,482	527,137	436,416	436,382
Commercial Real Estate	166,434	166,745	173,433	174,490
Single-Family Construction	92,036	92,036	58,064	58,064
Consumer	491,650	492,952	512,256	513,329
Residential Mortgage	261,980	258,443	278,638	281,213

Liabilities
Deposits
Non-Interest-Bearing Demand Deposits	268,682	268,682	265,203	265,203
Interest-Bearing Demand Deposits	229,876	229,876	189,911	189,911
Savings Deposits	489,713	489,713	463,679	463,679
Certificates of Deposit under $100,000	175,800	175,336	262,168	264,512
Certificates of Deposit $100,000 or Greater	285,205	285,238	189,736	190,051

Borrowings
Short-Term Borrowings	220,732	220,732	162,208	162,208
FHLB Advances	42,365	43,823	114,499	116,989
Subordinated Notes	46,781	46,865	46,657	48,698

Off-Balance-Sheet Instruments Commitments to Extend Credit and Standby Letters of Credit	128	1,208	337	1,226

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18) Segment Reporting

The Corporation’s business units are primarily organized to operate in the financial services industry and are determined by the products and services offered. The community bank segment includes the Bank’s branch network, investment and insurance subsidiary, and home equity, installment, and residential loans originated and purchased for the Bank’s portfolio. The community bank segment also includes business, single-family construction, and commercial real estate loans, and traditional cash management services for business customers. The consumer finance bank segment originates and sells home equity loans and holds home equity loans originated for sale. Non-segment includes investment portfolio management, the servicing of all loans and deposits, the parent company activities and other items not directly attributable to a specific segment. Revenues in the Corporation’s segments are generated from loans, loan sales, and fee income. There are no foreign operations. Prior to their classification as discontinued operations, the Trust Division was disclosed as part of the community bank segment and Somerset Financial was disclosed as a separate segment.

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Reporting

(Dollars in Thousands)	Community Bank	Consumer Finance Bank	Non-Segment	2005 Consolidated Totals
Average Segment Assets	$1,486,505	$43,326	$377,711	$1,907,542
Net Interest Income (Expense) (1)	62,749	2,310	4,051	69,110
Provision for Loan Losses	3,200	—	—	3,200
Non-Interest Income	19,280	10,002	36	29,318
Intangible Amortization	(696)	—	—	(696)
Other Non-Interest Expense	(23,720)	(3,758)	(34,887)	(62,365)
Intersegment Income (Expense) (2)	(21,297)	1,876	19,421	—

Income (Loss) from Continuing Operations, Before Income Taxes	$39,516	$10,430	$(11,379)	$38,567

	Community Bank	Consumer Finance Bank	Non-Segment	2004 Consolidated Totals
Average Segment Assets	$1,632,423	$62,353	$380,285	$2,075,061
Net Interest Income (Expense) (1)	69,564	3,054	(3,177)	69,441
Provision for Loan Losses	(11,550)	—	—	(11,550)
Non-Interest Income	24,009	10,500	2,342	36,851
Intangible Amortization	(718)	—	—	(718)
Other Non-Interest Expense	(29,430)	(3,695)	(35,380)	(68,505)
Intersegment Income (Expense) (2)	(18,233)	596	17,637	—

Income (Loss) from Continuing Operations, Before Income Taxes	$33,642	$10,455	$(18,578)	$25,519

	Community Bank	Consumer Finance Bank	Non-Segment	2003 Consolidated Totals
Average Segment Assets	$1,810,589	$83,966	$323,191	$2,217,746
Net Interest Income (Expense) (1)	86,340	3,998	(13,438)	76,900
Provision for Loan Losses	(38,974)	—	—	(38,974)
Non-Interest Income	21,836	10,537	2,262	34,635
Intangible Amortization	(736)	—	—	(736)
Other Non-Interest Expense	(27,378)	(3,660)	(38,769)	(69,807)
Intersegment Income (Expense) (2)	(14,489)	(1,174)	15,663	—

Income (Loss) from Continuing Operations, Before Income Taxes	$26,599	$9,701	$(34,282)	$2,018

(1)	The net interest income amounts in the segment results reflect the actual interest income and expense from segment activities and amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.

(2)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are eliminated from the Corporation’s actual results.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19) Interim Quarterly Results (Unaudited)

(Dollars in Thousands, except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Total Interest Income	$24,097	$26,031	$27,867	$29,185
Net Interest Income	16,340	17,238	17,734	17,799
Provision for Loan Losses	(2,550)	(650)	—	—
Non-Interest Income	5,031	8,250	8,418	7,619
Non-Interest Expense	15,445	16,321	16,034	15,261
Income from Continuing Operations, Net of Taxes	5,406	6,127	6,406	6,561
Income from Discontinued Operations, Net of Taxes	216	156	209	190
Net Income	5,622	6,283	6,615	6,751
Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes	0.31	0.36	0.37	0.39
Income from Discontinued Operations, Net of Taxes	0.01	0.01	0.01	0.01
Net Income	0.32	0.37	0.38	0.40
Diluted Earnings Per Share
Income from Continuing Operations, Net of Taxes	0.31	0.35	0.36	0.38
Income from Discontinued Operations, Net of Taxes	0.01	0.01	0.01	0.01
Net Income	0.32	0.36	0.37	0.39

2004
Total Interest Income	$26,116	$25,077	$25,592	$24,859
Net Interest Income	17,626	17,127	17,769	16,919
Provision for Loan Losses	3,000	3,250	5,300	—
Non-Interest Income	8,995	10,814	8,949	8,093
Non-Interest Expense	17,254	17,060	19,820	15,089
Income from Continuing Operations, Net of Taxes	4,073	4,868	1,106	6,346
Income (Loss) from Discontinued Operations, Net of Taxes	1,332	135	(2,325)	(857)
Net Income (Loss)	5,405	5,003	(1,219)	5,489
Basic Earnings (Loss) Per Share
Income from Continuing Operations, Net of Taxes	0.26	0.31	0.06	0.41
Income (Loss) from Discontinued Operations, Net of Taxes	0.09	—	(0.14)	(0.06)
Net Income (Loss)	0.35	0.31	(0.08)	0.35
Diluted Earnings (Loss) Per Share
Income from Continuing Operations, Net of Taxes	0.25	0.31	0.07	0.40
Income (Loss) from Discontinued Operations, Net of Taxes	0.09	—	(0.15)	(0.05)
Net Income (Loss)	0.34	0.31	(0.08)	0.35

PART I

Item 1.	Business

Description of Business

First Indiana Corporation (“First Indiana” or the “Corporation”) is an Indiana corporation formed in 1986. It is the holding company for First Indiana Bank, N.A. (the “Bank”), the largest commercial bank headquartered in Indianapolis.

In the fourth quarter of 2005, the Corporation announced an agreement to sell the assets related to its trust business. This sale was closed on January 3, 2006.

The Corporation had total assets of $1.97 billion at December 31, 2005, an increase of $68.1 million from $1.90 billion at December 31, 2004. Loans outstanding were $1.57 billion and deposits were $1.45 billion at December 31, 2005.

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

The Bank is engaged primarily in the business of attracting deposits from the general public and originating commercial and consumer loans. The Bank offers a full range of banking services through its offices in Central Indiana. The Bank also originates home equity loans in 44 states through Bank loan officers and an independent agent network. The Bank has consumer loan service offices in Indiana, Florida, Illinois, and Ohio. One Investment Partners, a subsidiary of the Bank, holds loans originated outside of Indiana.

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

Payment of Dividends. Federal Reserve Board policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality, and overall financial condition.

There are various statutory restrictions on the ability of the Bank to pay dividends or make other payments to First Indiana Corporation, which are described below. Prior regulatory approval is required if dividends to be declared by the Bank in any year would exceed net earnings of the current year (as defined under the National Bank Act) plus retained net profits for the preceding two years. At January 1, 2006, the Bank could have paid dividends to the Corporation of approximately $8,845,000 without regulatory approval. Due to the payment of an $11,000,000 special dividend in January 2003 (to partially fund the acquisition of MetroBanCorp), the Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2005, not to exceed $20,000,000. The Bank paid dividends of $20,000,000 to the Corporation in 2005. The Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2004, not to exceed $19,000,000. The Bank paid dividends of $16,000,000 to the Corporation in 2004. The Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2003, not to exceed $28,571,000. The Bank paid dividends of $21,440,000 to the Corporation in 2003.

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

Capital Requirements. First Indiana is subject to capital requirements and guidelines imposed on bank holding companies and financial holding companies by the Federal Reserve Board. The OCC and the FDIC impose similar requirements on the Bank. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater risks. For this purpose, a bank holding company’s or a bank’s assets and certain off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the credit risk. Total capital, in turn, is divided into two tiers:

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

First Indiana, like other bank holding companies, is required to maintain Tier 1 capital and total capital equal to at least 4 percent and 8 percent, respectively, of total risk-weighted assets. As of December 31, 2005, the Corporation met both requirements, with Tier 1 and total capital equal to 10.78 percent and 13.47 percent, respectively, of total risk-weighted assets. The Bank was also in compliance with its applicable minimum capital requirement at December 31, 2005, with Tier 1 capital and total capital equal to 11.70 percent and 12.97 percent, respectively, of its total risk-weighted assets.

The Federal Reserve Board, the FDIC, and the OCC have incorporated market and interest rate risk components into their risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities. The Federal Reserve Board also requires a minimum “leverage ratio” (Tier 1 capital to adjusted average assets) of 3 percent for bank holding companies that have the highest regulatory rating or have implemented the risk-based capital measures for market risk, or 4 percent for holding companies that do not meet either of these requirements. The Bank is subject to similar requirements adopted by the OCC. As of December 31, 2005, the Corporation’s leverage ratio was 8.70 percent, and the Bank’s was 9.45 percent.

While federal regulators may set capital requirements higher than the minimums noted above if circumstances warrant it, no federal banking regulator has imposed any such special capital requirement on the Corporation or the Bank.

Source of Strength Doctrine. Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to its subsidiary bank and to stand prepared to commit resources to support its subsidiary bank. There are no specific quantitative rules on the holding company’s potential liability. If the Bank were to encounter financial difficulty, the Federal Reserve Board could invoke the doctrine and require a capital contribution. In addition, and as a separate legal matter, a holding company is required to guarantee the capital plan of an undercapitalized subsidiary bank. See “FDICIA” below.

FDICIA. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. “Well-capitalized” institutions significantly exceed the required minimum level for each capital measure (currently, risk-based and leverage). “Adequately capitalized” institutions include depository institutions that meet the required minimum level for each capital measure. “Undercapitalized” institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. “Significantly undercapitalized” characterizes depository institutions with capital levels significantly below the minimum requirements. “Critically undercapitalized” refers to depository institutions with minimal capital and at serious risk for government seizure.

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

FDICIA also contains a variety of other provisions that may affect First Indiana’s operations, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, and the requirement that a depository institution give notice to customers and regulatory authorities before closing any branch. As of December 31, 2005, the Bank exceeded the required capital ratios for classification as “well-capitalized.”

FDIC Insurance and Financing Corporation Assessments. The FDIC’s deposit insurance assessments currently are calculated under a risk-based system. The risk-based system places a bank in one of nine risk categories, principally on the basis of its capital level and an evaluation of the bank’s risk to the relevant deposit insurance fund, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. Under the Federal Deposit Insurance Act, a depository institution may not pay interest on indebtedness, if such interest is required to be paid out of net profits, or distribute any of its capital assets while it remains in default on any assessment due to the FDIC.

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

Transactions with Affiliates. Transactions between the Bank and its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. The affiliates of the Bank include First Indiana Corporation and any entity controlled by First Indiana Corporation. Generally, Sections 23A and 23B (1) limit the extent to which the Bank may engage in “covered transactions” with any one affiliate to an amount equal to 10 percent of the Bank’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20 percent of the Bank’s capital stock and surplus, (2) require that the Bank’s extensions of credit to such affiliates be fully collateralized (with 100 percent to 130 percent collateral coverage, depending on the type of collateral), (3) prohibit the Bank from purchasing or accepting as collateral from an affiliate any “low quality assets” (including non-performing loans), and (4) require that all “covered transactions” be on terms substantially the same, or at least as favorable, to the Bank or its subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee, and other similar types of transactions.

Loans to Insiders. The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers, and principal stockholders of banks. Under Section 22(h) of the Federal Reserve Act and its implementing regulations, loans to a director, an executive officer, or a principal stockholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one-borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed the bank’s unimpaired capital and unimpaired surplus. Section 22(h) and its implementing regulations also prohibit loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal stockholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. Section 22(h) generally requires that loans to directors, executive officers, and principal stockholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Community Reinvestment Act. Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate income areas, consistent with safe and sound banking practices. The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiary. The most recent Community Reinvestment Act rating the Bank has received was “satisfactory.”

Patriot Act. On October 26, 2001, President Bush signed into law the USA Patriot Act of 2001 (the Patriot Act). The Patriot Act substantially broadened the existing anti-money laundering legislation. In particular, the

Patriot Act requires financial institutions, as defined by the Patriot Act, to create and maintain certain anti-money laundering programs. One such program relates to the opening of new accounts. Financial institutions must include in their programs procedures to open new accounts in conjunction with the specific information that must be obtained before the account may be opened by the financial institution.

Fair Lending; Consumer Laws. In addition to the Community Reinvestment Act, other federal and state laws regulate various lending and consumer aspects of the banking business. Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission, and the Department of Justice, have become concerned that in some cases prospective borrowers experience unlawful discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against some depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums, short of a full trial.

The various governmental agencies involved in regulating depository and other lending institutions have provided various factors they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act. These factors include evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity.

Banks and other depository institutions also are subject to numerous consumer protection laws and regulations. These laws include, but are not limited to, the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the privacy provisions of the Gramm-Leach-Bliley Act, The Fair and Accurate Credit Transactions Act, and the Fair Housing Act, as well as regulations of the Office of the Comptroller of the Currency. These laws and regulations require compliance by depository institutions covering a myriad of consumer issues, from providing lending disclosures to responding to consumer electronic funds transfer error claims.

Future Legislation. Because federal and state regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal and state regulation of financial institutions may change in the future and impact the Corporation’s operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, First Indiana fully expects that the financial services industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

Employees

At December 31, 2005, the Corporation and its subsidiaries employed 570 persons, including part-time employees. The Corporation’s full-time equivalent headcount at December 31, 2005 was 529.

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

Item 1A.	Risk Factors

Investments in the Corporation common stock involve risk. Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Growing deposits at a rate that optimally supports loan growth requires improving the Corporation’s deposit gathering capabilities.

As loan growth accelerates, the Corporation must also generate significant deposit growth. In the fourth quarter of 2005, core deposits averaged $1.3 billion, only 4.06 percent over the same time period in 2004. The growth rate in deposits which has been realized is not adequate to support expanded loan growth. In the absence of sufficient deposit growth the Corporation will need to rely on higher cost borrowings to fund loan growth.

A significant challenge for the future of the Corporation is recruiting and retaining top talent.

In the Corporation’s competitive market, success will be determined in large part by who can hire and retain the best talent. Finding and retaining high performing employees is a particular challenge for banks in the Corporation’s core market of Central Indiana. Over the past several decades, the acquisitions of the largest banks in this market resulted in the elimination of comprehensive bank training programs in this area as their headquarters are now in other cities. At the same time, the number of banks in the market has increased. So while demand for quality bankers rose, supply diminished, causing a shortage of well-trained bankers in Indianapolis.

The Corporation’s conversion of its core systems to a new service provider in 2006 could result in a loss of revenue.

In 2006 the Corporation will convert its core systems to a new service provider. This will change many of the processes used to deliver products and services to the Corporation’s customers. There is a risk that customer service interruptions could occur at the time of the conversion which could result in a loss of customers and revenue.

The Corporation’s earnings are significantly affected by general business and economic conditions, including credit risk and interest rate risk.

The Corporation’s business and earnings are sensitive to general business and economic conditions in the United States and in Central Indiana, in particular. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, the strength of the U.S. and local economies and consumer spending, borrowing and saving habits. For example, an economic downturn, increase in unemployment, or higher interest rates could decrease the demand for loans and other products and services and/or result in a deterioration in credit quality and/or loan performance and collectability. Nonpayment of loans, if it occurs, could have an adverse effect on the Corporation’s financial condition and results of operations. Higher interest rates also could increase the Corporation’s cost to borrow funds and increase the rate the Corporation pays on deposits.

We could experience a decrease in net interest income if interest rates decrease. Currently, the Corporation is in an asset-sensitive position (assets re-price faster than liabilities). If we are in an asset-sensitive position at the same time that interest rates decline, we could experience a decrease in net interest income.

The Corporation may not be able to keep pace with advances in technology as well as its competitors.

The Corporation continually encounters technological change, and it may have fewer resources than many of its competitors to continue to invest in technological improvements, which could reduce its ability to compete. The financial services industry is undergoing rapid technological changes with frequent introduction of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial service institutions to reduce costs. The Corporation’s future success will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services to enhance customer convenience, as well as to create additional efficiencies in its operations. Many competitors have substantially greater resources to invest in technological improvements. The Corporation’s ability to compete could be reduced if it cannot effectively implement new technology-driven products and services.

The banking and financial services industry is highly competitive.

The Corporation operates in a highly competitive environment in the products and services the Corporation offers and the markets in which it serves. The competition among financial services providers to attract and retain customers is intense. Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that provide cost savings to the customer. Some of the Corporation’s competitors may be better able to provide a wider range of products and services over a greater geographic area.

Additional competitors have and may enter our primary market of Indianapolis and/or acquire institution(s) in our markets and increase competition. Further, new and additional competitors may make it more difficult and expensive for the Corporation to attract and retain key employees and customers.

The Corporation believes the banking and financial services industry in general will become even more competitive as a result of legislative, regulatory and technological changes and the continued consolidation of the industry. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Also, investment banks and insurance companies are competing in more banking businesses such as syndicated lending and consumer banking. Many of the Corporation’s competitors are subject to fewer regulatory constraints and have lower cost structures. The Corporation expects the consolidation of the banking and financial services industry to result in larger, better-capitalized companies offering a wide array of financial services and products.

The Corporation is heavily regulated by federal and state agencies.

The holding company and its subsidiary bank are heavily regulated at the federal and state levels. This regulation is designed primarily to protect consumers, depositors and the banking system as a whole, not shareholders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statues, regulations or policies, could affect the Corporation in substantial and unpredictable ways including limiting the types of financial services and products the Corporation may offer, increasing the ability of non-banks to offer competing financial services and products and/or increasing the Corporation’s cost structures. Also, the Corporation’s failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies and damage to its reputation.

The Corporation is subject to examinations and challenges by tax authorities.

In the normal course of business, the Corporation and its affiliates are routinely subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments it has made and the businesses in which it is engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in the Corporation’s favor, they could have an adverse effect on the Corporation’s financial condition and result of operations.

Maintaining or increasing the Corporation’s market share depends on market acceptance and regulatory approval of new products and services and other factors.

The Corporation’s success depends, in part, on its ability to adapt in products and services to evolving industry standards and to control expenses. There is increasing pressure on financial services companies to provide products and services at lower prices. This can reduce the Corporation’s net interest margin and revenues from its fee-based products and services. In addition, the Corporation’s success depends in part on its ability to generate significant levels of new business in its existing primary market of Indianapolis. Further, the widespread adoption of new technologies, including Internet-based services, could require the Corporation to make substantial expenditures to modify or adapt its existing products and services or render the Corporation’s existing products obsolete. The Corporation may not be able to successfully introduce new products and services, achieve market acceptance of its products and services, develop and maintain loyal customers and/or break into targeted markets.

The holding company relies on dividends from its bank subsidiary for most of its revenue.

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its bank subsidiary. These dividends are the principal source of funds to pay dividends on the holding company’s common stock and interest on its debt. The payment of dividends by a subsidiary is subject to federal law restrictions as well as to the laws of the subsidiary’s state of incorporation. Also, a parent company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

The Corporation’s accounting policies and methods are the basis of how the Corporation reports its financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

The Corporation’s accounting policies and methods are fundamental to how the Corporation records and reports its financial condition and results of operations. The Corporation’s management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report the Corporation’s financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in the Corporation’s reporting materially different amounts than would have been reported under a different alternative.

The Corporation has identified three accounting policies as being “critical” to the presentation of its financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to: (1) the allowance for loan and lease losses; (2) goodwill; (3) the valuation allowance for deferred taxes. Because of the inherent uncertainty of estimates about these matters, no assurance can be given that the application of alternative policies or methods might not result in the Corporation’s reporting materially different amounts.

More information on the Corporation’s critical accounting policies is contained in Item 7, Management’s Discussion and Analysis of Financial Position and Results of Operations and Note 12 of the Notes to Consolidated Financial Statements.

The Corporation is dependent on senior management.

The Corporation’s continued success depends to a significant extent upon the continued services of its senior management. The loss of services of any of the Corporation’s senior executive officers could cause the Corporation’s business to suffer. In addition, the Corporation’s success depends in part upon senior management’s ability to implement the Corporation’s business strategy.

The Corporation’s stock price can be volatile.

The Corporation’s stock price can fluctuate widely in response to a variety of factors including:

•	Actual or anticipated variations in the Corporation’s quarterly results;

•	New technology or services by the Corporation’s competitors;

•	Unanticipated losses or gains due to unexpected events, including losses or gains on securities held for investment purposes;

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Corporation or its competitors;

•	Changes in accounting policies or practices; or

•	Changes in government regulations.

General market fluctuations, industry factors and general economic and political conditions, such as economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, also could cause the Corporation’s stock price to decrease regardless of its operating results.

The Corporation may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on its business, operating results and financial condition.

The Corporation and its subsidiaries may be involved from time to time in a variety of litigation arising out of the Corporation’s business. The Corporation’s insurance may not cover all claims that may be asserted against it, and any claims asserted against the Corporation, regardless of merit or eventual outcome, may harm the Corporation’s reputation. Should the ultimate judgments or settlements in any litigation exceed the Corporation’s insurance coverage, they could have a material adverse effect on the Corporation’s business, operating results and financial condition. In addition, the Corporation may not be able to obtain appropriate types or levels of insurance in the future, nor may the Corporation be able to obtain adequate replacement policies with acceptable terms, if at all.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2005, the Corporation operated through 30 full-service banking centers in Central Indiana and three loan origination offices in addition to its headquarters and operations locations. The Corporation leases its headquarters location in downtown Indianapolis and owns the Bank’s operations facilities in Greenwood, Indiana. FirstTrust Indiana, the Bank’s investment advisory and trust division, which was sold effective January 2006, leases its facility on the north side of Indianapolis. The Corporation leases 14 of its branches and two origination offices and owns the remaining locations. The aggregate carrying value at December 31, 2005, of the properties owned or leased, including headquarters properties and leasehold improvements at the leased offices, was $17,800,000. See Notes 8 and 14 of the Notes to Consolidated Financial Statements.

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

No matters were submitted to a vote of the Corporation’s security holders during the three months ended December 31, 2005.

Executive Officers of the Registrant

Information about executive officers who are also directors is incorporated by reference to the Corporation’s Proxy Statement under the heading “Proposal to Be Voted on No. 1: Election of Directors.”

The following table sets forth information about the executive officers of the Corporation and the Bank, who are not directors of the Corporation or the Bank. All executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name	Position	Age	Year First Elected Officer
William J. Brunner	Vice President and Treasurer, Chief Financial Officer of the Corporation; Chief Financial Officer and Executive Vice President Financial Management of the Bank	46	2000

David A. Lindsey	Executive Vice President Retail/Consumer Banking Division of the Bank	56	1983

David L. Maraman	Executive Vice President and Chief Credit Officer of the Bank	58	2003

Reagan K. Rick	Secretary of the Corporation; Executive Vice President Commercial Banking and Secretary of the Bank	44	2004

William J. Brunner has been with the Bank since May 2000, and currently serves as the Corporation’s chief financial officer, vice president, and treasurer, and the Bank’s chief financial officer and executive vice president financial management. He also serves as the chairman of the Bank’s Asset/Liability Committee. Prior to joining First Indiana, Mr. Brunner served in a number of financial positions at commercial banks, including as senior vice president and director of capital and asset/liability management, and director of corporate planning from March 1999 to May 2000 at Citizens Financial Group; vice president of treasury management from November 1996 to March 1999 at Bank One Corporation; and chief financial officer from May 1995 to November 1996 at Bank One, Cincinnati, N.A.

David A. Lindsey has been with the Bank since 1983, and is currently serving as executive vice president retail/consumer of the Bank. He oversees the Bank’s national consumer lending operations, the retail branch bank network, and the marketing department.

David L. Maraman joined the Bank in July 2003 and serves as executive vice president and chief credit officer of the Bank. Prior to joining First Indiana, Mr. Maraman served as chairman and chief executive officer of CIB Bank in Indianapolis, Indiana, since March 1998.

Reagan K. Rick joined the Bank in September 2004 and currently serves as secretary of the Corporation and secretary and executive vice president commercial banking of the Bank which includes business lending and treasury management. Previously, he practiced law in Indiana for seven years with a concentration in commercial transactions and served in various lending related capacities at commercial banks for fourteen years.

PART II

On January 18, 2006, the Corporation declared a five-for-four stock split to be effected on February 27, 2006, to shareholders of record as of February 13, 2006. All share and per share information in this Form 10-K has been restated to reflect the stock split. However, the share and per share information in the Corporation’s Proxy Statement has not been restated to reflect the stock split.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation’s stock is traded on the Nasdaq National Market under the ticker symbol FINB. As of February 10, 2006, there were approximately 1,257 holders of record of the Corporation’s common stock. The following table contains high and low bid information as reported by Nasdaq.

	2005			2004
	High	Low	Book Value	High	Low	Book Value
First Quarter	$20.39	$16.88	$9.93	$17.75	$14.92	$10.88
Second Quarter	23.85	18.98	10.15	16.48	14.01	10.84
Third Quarter	27.52	23.25	10.19	16.58	14.40	10.71
Fourth Quarter	29.08	26.06	10.22	19.08	15.90	9.82

The Corporation paid a cash dividend of $0.144 per common share in each of the first two quarters of 2005 and increased the dividend to $0.16 per common share in the third and fourth quarters of 2005. The Corporation paid a cash dividend of $0.132 per common share in each of the first three quarters of 2004 and paid a cash dividend of $0.144 per common share outstanding for the fourth quarter of 2004. All share and per share data has been restated to reflect the five-for-four stock split declared on January 18, 2006.

For restrictions on the Corporation’s and the Bank’s present or future ability to pay dividends, see “Liquidity and Market Risk Management – Liquidity Management” and Note 13 of the “Notes to the Consolidated Financial Statements,” both under the heading “Financial Review,” and “Part I, Item I. Business, Supervision and Regulation.”

For equity compensation plan information, see Note 15 of the “Notes to Consolidated Financial Statements.”

ISSUER PURCHASES OF FIRST INDIANA COMMON STOCK

Period	Total Number of Shares (or Units) Purchased (1) (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2005 to October 31, 2005	46,070	$27.56	46,070	596,743
November 1, 2005 to November 30, 2005	162,841	$28.67	162,841	433,901
December 1, 2005 to December 31, 2005	185	$27.75	—	433,901

Total	209,096	$28.42	208,911	433,901

(1)	Shares of common stock are purchased by the Corporation in the open market and held in trust for certain of the Corporation’s Directors under the Director’s Deferred Fee Plan. In the fourth quarter of 2005, 185 shares were purchased under this plan. At December 31, 2005, $132,000 of outstanding common stock had been repurchased under this plan.

(2)	On April 20, 2005, the Corporation announced that its Board of Directors had on that date approved the repurchase, from time to time, on the open market of up to 937,500 outstanding shares of the Corporation’s common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board’s authorization has no expiration date. In the fourth quarter of 2005, 208,911 shares were repurchased under this authorization. At December 31, 2005, 503,286 shares of common stock had been purchased under this plan.

Item 6.	Selected Financial Data

The information required by this item is shown under the heading “Financial Review - Five-Year Summary of Selected Financial Data.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is shown under the following subheadings of “Financial Review:”

•	Overview

•	Critical Accounting Policies

•	Statement of Earnings Analysis

•	Financial Condition

•	Asset Quality

•	Liquidity and Market Risk Management

•	Capital

•	Impact of Inflation and Changing Prices

•	Impact of Accounting Standards Not Yet Adopted

•	Fourth Quarter Summary

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is shown under the heading “Financial Review—Liquidity and Market Risk Management.”

Item 8.	Financial Statements and Supplementary Data

Information required by this item is shown in “Financial Review” under the headings “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm,” and is incorporated by reference to the Corporation’s Proxy Statement under the heading “Report of the Compensation and Governance Committee of the Board of Directors on Executive Compensation—Compensation and Governance Committee Interlocks and Insider Participation.” The Corporation’s unaudited quarterly financial information for each of the years in the two-year period ended December 31, 2005 is shown in Note 19 of “Notes to Consolidated Financial Statements” under the heading “Financial Review.”

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

The information required by this item with respect to the directors is incorporated by reference to the Corporation’s Proxy Statement under the heading “Proposal to Be Voted on No. 1: Election of Directors” and the information relating to compliance by officers and directors with Section 16(a) is incorporated by reference to the Corporation’s Proxy Statement under the heading “Stock Ownership of Directors, Officers, and Certain Shareholders – Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this item with respect to the Corporation’s Audit Committee and Audit Committee financial experts is incorporated by reference to the Corporation’s Proxy Statement under the heading “Corporate Governance – Audit Committee.” Additional information about the Company’s executive officers is included in Part I under the heading “Executive Officers of the Registrant.”

The Corporation has adopted a code of ethics that applies to its principal executive officer, principal accounting officer or controller, or persons performing similar functions, and others. This code of ethics is posted on the Corporation’s Internet website (www.firstindiana.com) under “Investor Relations,” “Governance.” Disclosures pertaining to amendments to, or waivers from, a provision of this code of ethics will be posted on the Corporation’s Internet website, www.firstindiana.com, under “Investor Relations,” “Governance.”

There have been no material changes to the procedures by which security holders of the Corporation may recommend nominees to the Board of Directors since the Corporation’s last disclosure with respect to such procedures.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the material under the headings “Executive Compensation “ and “Corporate Governance – Board Compensation” in the Corporation’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is contained in Note 15 of the “Notes to Consolidated Financial Statements” and is incorporated by reference to the material under the heading “Stock Ownership of Directors, Officers and Certain Shareholders” in the Corporation’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the material under the heading “Corporate Governance – Certain Transactions” in the Corporation’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the material under the heading “Principal Accountant Fees and Services – Fees Incurred by First Indiana for KPMG” in the Corporation’s Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (2) Financial Statement Schedules Required by Regulation S-X

None.

(3) Exhibits

3	(a)	Articles of Incorporation of First Indiana Corporation, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-K filed on March 12, 2001.

3	(b)	Amended and Restated Bylaws of First Indiana Corporation, as amended by amendment adopted January 21, 2004, incorporated by reference to Exhibit 3(b) of the Registrant’s Form 10-K filed on March 3, 2004.

4	(a)	Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4(c) of the Registrant’s registration statement on Form S-1, filed as No. 33-46547 on March 20, 1992.

4	(b)	Rights Agreement dated as of November 14, 1997, incorporated by reference to Exhibit 4 of the Registrant’s Form 8-A filed December 2, 1997, and Amendment to Rights Agreement, incorporated by reference to Exhibit 4 of the Registrant’s Form 10-Q filed on May 13, 2002.

10	(a)	Form of data processing services contract between First Indiana Bank, N.A. and Metavante Corporation dated October 19, 2005. *A

10	(b)	First Indiana Corporation 1991 Stock Option and Incentive Plan, incorporated by reference to Exhibit A of the Registrant’s March 20, 1991 Proxy Statement, Pages A-1 to A-8. *B

10	(c)	First Indiana Corporation 1998 Stock Incentive Plan, incorporated by reference to Exhibit 10(c) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B

10	(d)	First Indiana Corporation 1992 Director Stock Option Plan, incorporated by reference to Exhibit A of the Registrant’s March 13, 1992 Proxy Statement, Pages A-1 to A-3. *B

10	(e)	First Indiana Corporation Supplemental Benefit Plan effective May 1, 1997, incorporated by Reference to Exhibit 10(f) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B

10	(f)	First Indiana Corporation Supplemental Benefit Plan Agreement effective May 1, 1997 between the Registrant and Robert H. McKinney, incorporated by reference to Exhibit 10(g) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as amended October 20, 2004 and incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed October 22, 2004. *B

10	(g)	Form of First Indiana Corporation Supplemental Benefit Plan Agreement effective May 1, 1997 between the Registrant and Marni McKinney, incorporated by reference to Exhibit 10(h) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as amended October 20, 2004 and incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K dated October 20, 2004. *B

10	(h)	Form of Supplemental Benefit Plan Agreement effective May 1, 1997 between the Registrant and David A. Lindsey; effective May 6, 2000 between the Registrant and William J. Brunner; and effective July 23, 2003 between the Registrant and David L. Maraman, incorporated by reference to Exhibit 10(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B

10	(i)	Form of Employment Agreement between the Registrant and each of Robert H. McKinney and Marni McKinney, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed October 22, 2004. *B

10	(j)	Form of Employment Agreement between First Indiana Bank and each of William J. Brunner, David A. Lindsey, and David L. Maraman, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed October 22, 2004. *B

10	(k)	The Somerset Group, Inc. 1991 Stock Incentive Plan, incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2001. *B

10	(l)	The Somerset Group, Inc. 1998 Stock Incentive Plan, incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2001. *B

10	(m)	The Somerset Group, Inc. Employee Stock Purchase Plan, incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2001. *B

10	(n)	Agreement and Plan of Merger dated September 4, 2002, by and among MetroBanCorp, Inc. and MetroBank and First Indiana Corporation, FIC Acquisition Corp. and First Indiana Bank, National Association, incorporated by reference, to the Registrant’s Form 8-K filed on September 6, 2002.

10	(o)	Employment Continuation Agreement dated as of December 29, 2003, between the Registrant and Owen B. Melton, Jr., incorporated by reference to Exhibit 10(o) of the Registrant’s Form 10-K filed on March 3, 2004. *B

10	(p)	Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed its Junior Subordinated Indenture dated as of October 30, 2002 as an exhibit. The Registrant hereby agrees to furnish a copy of this Indenture to the Commission upon request.

10	(q)	Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed its Junior Subordinated Indenture dated as of June 26, 2003 as an exhibit. The Registrant hereby agrees to furnish a copy of this Indenture to the Commission upon request.

10	(r)	Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed its Subordinated Indenture dated as of November 14, 2003 as an exhibit. The Registrant hereby agrees to furnish a copy of this Indenture to the Commission upon request.

10	(s)	Form of Employment Agreement between the Registrant and Robert H. Warrington, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated October 20, 2004. *B

10	(t)	Form of First Indiana Corporation Supplemental Benefit Plan Agreement between Registrant and Robert H. Warrington, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed October 22, 2004. *B

10	(u)	First Indiana Corporation 2004 Executive Compensation Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 17, 2005. *B

10	(v)	Form of Revised 2003-2005 Incentive Program, incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed October 22, 2004. *B

10	(w)	Form of 2004-2006 Incentive Program for Robert H. Warrington, incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed October 22, 2004. *B

10	(x)	Form of Restricted Stock Agreement for Revised 2003-2005 Incentive Program, incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed October 22, 2004. *B

10	(y)	Form of Deferred Stock Agreement, incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed October 22, 2004. *B

10	(z)	Form of Restricted Stock Agreement for 2004-2006 Incentive Program, incorporated by reference to Exhibit 10.11 of the Registrant’s Form 8-K filed October 22, 2004. *B

10	(aa)	Asset Purchase Agreement between Registrant and Somerset CPAs, P.C., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated October 25, 2004.

10	(ab)	Asset Purchase Agreement between Registrant and TierOne Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated November 1, 2004.

10	(ac)	Form of Restricted Stock Agreement with William J. Brunner, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated December 22, 2004. *B

10	(ad)	Form of Restricted Stock Agreement with Robert H. Warrington, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated December 22, 2004. *B

10	(ae)	Form of Restricted Stock Agreement with Marni McKinney, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K dated December 22, 2004. *B

10	(af)	Form of Restricted Stock Agreement with David A. Lindsey, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K dated December 22, 2004. *B

10	(ag)	Form of First Amendment to Restricted Stock Agreements by and between the Registrant and David L. Maraman incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated January 3, 2005. *B

10	(ah)	Definitive agreement between First Indiana Bank, N.A. and Marshall & Ilsley Corporation for the sale of First Indiana’s trust business incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated October 21, 2005. *B

10	(ai)	Form of First Indiana Corporation Employment Agreement between Registrant and Reagan K. Rick, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed January 5, 2006. *B

10	(aj)	Form of Supplemental Benefit Plan Agreement between the Registrant and Reagan K. Rick, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated January 5, 2006. *B

10	(ak)	First Indiana Corporation Employee Stock Purchase Plan, incorporated by reference to Exhibit A of the Registrant’s Form DEF 14A filed March 11, 2005. *B

10	(al)	Form of Restricted Stock Agreement under the 2006-2008 Long-Term Incentive Program. *A

10	(am)	Form of Deferred Share Agreement under the 2006-2008 Long-Term Incentive Program. *A

10	(an)	Form of Director Deferred Share Agreement under the 2004 Executive Compensation Plan and the 2006 Director Compensation Program.*A

21		Subsidiaries of First Indiana Corporation and First Indiana Bank. *A

23		Consent of KPMG LLP. *A

31	(a)	Rule 13a-14(a) Certification of Principal Executive Officer. *A

31	(b)	Rule 13a-14(a) Certification of Principal Financial Officer. *A

32	(a)	Section 1350 Certification of Chief Executive Officer. *A

32	(b)	Section 1350 Certification of Chief Financial Officer. *A

*A		These have been filed as an exhibit to this Form 10-K.
*B		Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDIANA CORPORATION

By:	/s/ ROBERT H. WARRINGTON
Robert H. Warrington President and Chief Executive Officer (Principal Executive Officer) Date: March 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following officers and directors on behalf of the Registrant and in the capacities indicated on March 1, 2006.

Officers

By:	/s/ ROBERT H. WARRINGTON	By:	/s/ WILLIAM J. BRUNNER
	Robert H. Warrington President and Chief Executive Officer (Principal Executive Officer)		William J. Brunner Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors

By:	/s/ GERALD L. BEPKO	By:	/s/ ROBERT H. MCKINNEY
	Gerald L. Bepko		Robert H. McKinney

By:	/s/ ANAT BIRD	By:	/s/ PHYLLIS W. MINOTT
	Anat Bird		Phyllis W. Minott

By:	/s/ PEDRO P. GRANADILLO	By	/s/ MICHAEL L. SMITH
	Pedro P. Granadillo		Michael L. Smith

By:	/s/ WILLIAM G. MAYS	By:	/s/ ROBERT H. WARRINGTON
	William G. Mays		Robert H. Warrington

By:	/s/ MARNI MCKINNEY
Marni McKinney