Form 10-Q
period 2006-03-31
FIRST INDIANA CORP
filed 2006-05-04
CIK 789670

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2006

                                       or

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

On April 28, 2006, the registrant had 16,840,914 shares of common stock outstanding, $0.01 par value.

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX

                                                                            Page

Part I     Financial Information

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 2006,
           December 31, 2005, and March 31, 2005                               3

           Condensed Consolidated Statements of Earnings for the
           Three Months Ended March 31, 2006 and 2005                          4

           Condensed Consolidated Statement of Shareholders' Equity
           for the Three Months Ended March 31, 2006 and 2005                  5

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2006 and 2005                          6

           Notes to Condensed Consolidated Financial Statements                7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                18

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk         31

  Item 4.  Controls and Procedures                                            34

Part II    Other Information

  Item 1.  Legal Proceedings                                                  35

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        35

  Item 3.  Defaults upon Senior Securities                                    35

  Item 4.  Submission of Matters to a Vote of Security Holders                35

  Item 5.  Other Information                                                  36

  Item 6.  Exhibits                                                           37

           Signatures

Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)

                                                                                   March 31          December 31         March 31
                                                                                     2006               2005               2005
                                                                                  (Unaudited)                           (Unaudited)
                                                                                  -----------        -----------        -----------
Assets
  Cash                                                                            $    43,031        $    49,903        $    42,457
  Interest-Bearing Due from Banks                                                       2,459              3,151              4,100
  Federal Funds Sold                                                                   75,000             10,000                 --
                                                                                  -----------        -----------        -----------
    Cash and Cash Equivalents                                                         120,490             63,054             46,557
  Securities Available for Sale                                                       248,769            232,976            221,539
  Other Investments                                                                    26,540             26,540             26,285
  Loans
    Business                                                                          546,425            545,215            474,874
    Commercial Real Estate                                                            166,847            167,715            166,798
    Single-Family Construction                                                        103,357             92,451             67,268
    Consumer                                                                          488,697            499,465            495,762
    Residential Mortgage                                                              262,330            262,340            271,445
                                                                                  -----------        -----------        -----------
  Total Loans                                                                       1,567,656          1,567,186          1,476,147
    Allowance for Loan Losses                                                         (38,435)           (39,168)           (49,345)
                                                                                  -----------        -----------        -----------
    Net Loans                                                                       1,529,221          1,528,018          1,426,802
  Premises and Equipment                                                               24,488             24,272             24,497
  Accrued Interest Receivable                                                          10,060             10,474              8,220
  Goodwill                                                                             30,682             30,682             30,682
  Other Intangible Assets                                                               3,120              3,206              3,728
  Assets of Discontinued Operations                                                        --              1,020                904
  Other Assets                                                                         42,287             46,114             42,819
                                                                                  -----------        -----------        -----------
    Total Assets                                                                  $ 2,035,657        $ 1,966,356        $ 1,832,033
                                                                                  ===========        ===========        ===========

Liabilities
  Non-Interest-Bearing Deposits                                                   $   225,860        $   268,682        $   275,142
  Interest-Bearing Deposits
    Demand Deposits                                                                   184,921            229,876            196,331
    Savings Deposits                                                                  529,550            489,713            457,230
    Certificates of Deposit                                                           562,750            461,005            454,591
                                                                                  -----------        -----------        -----------
      Total Interest-Bearing Deposits                                               1,277,221          1,180,594          1,108,152
                                                                                  -----------        -----------        -----------
  Total Deposits                                                                    1,503,081          1,449,276          1,383,294
  Short-Term Borrowings                                                               232,033            220,732            149,175
  Federal Home Loan Bank Advances                                                      42,907             42,365             44,443
  Subordinated Notes                                                                   46,812             46,781             46,688
  Accrued Interest Payable                                                              2,747              1,830              2,440
  Advances by Borrowers for Taxes and Insurance                                         3,569                873              2,878
  Other Liabilities                                                                    28,767             29,057             30,020
                                                                                  -----------        -----------        -----------
    Total Liabilities                                                               1,859,916          1,790,914          1,658,938
                                                                                  -----------        -----------        -----------
Shareholders' Equity
  Preferred Stock, $.01 Par Value: 2,000,000 Shares
    Authorized; None Issued                                                                --                 --                 --
  Common Stock, $.01 Par Value: 33,000,000 Shares
    Authorized; Issued: 2006 - 20,439,616 Shares;
    2005 - 20,284,569 and 20,042,438 Shares                                               204                202                160
  Capital Surplus                                                                      16,108             16,153             11,505
  Retained Earnings                                                                   217,006            204,089            191,520
  Accumulated Other Comprehensive Loss                                                 (4,000)            (3,077)            (1,386)
  Treasury Stock at Cost: 3,550,811 Shares at March 31, 2006;
    3,121,165 and 2,617,930 Shares at December 31, 2005
    and March 31, 2005, respectively                                                  (53,577)           (41,925)           (28,704)
                                                                                  -----------        -----------        -----------
    Total Shareholders' Equity                                                        175,741            175,442            173,095
                                                                                  -----------        -----------        -----------
    Total Liabilities and Shareholders' Equity                                    $ 2,035,657        $ 1,966,356        $ 1,832,033
                                                                                  ===========        ===========        ===========

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

                                                                                                      Three Months Ended March 31
                                                                                                   --------------------------------
                                                                                                     2006                    2005
                                                                                                   --------                --------
Interest Income
  Interest-Bearing Due from Banks                                                                  $    103                $     56
  Federal Funds Sold                                                                                     48                      19
  Securities Available for Sale                                                                       2,444                   1,899
  Dividends on Other Investments                                                                        348                     274
  Loans                                                                                              27,188                  21,849
                                                                                                   --------                --------
    Total Interest Income                                                                            30,131                  24,097
Interest Expense
  Deposits                                                                                            8,420                   5,096
  Short-Term Borrowings                                                                               2,239                     754
  Federal Home Loan Bank Advances                                                                       779                   1,069
  Subordinated Notes                                                                                    839                     838
                                                                                                   --------                --------
    Total Interest Expense                                                                           12,277                   7,757
                                                                                                   --------                --------
Net Interest Income                                                                                  17,854                  16,340
Provision for Loan Losses                                                                              (250)                 (2,550)
                                                                                                   --------                --------
Net Interest Income after Provision for Loan Losses                                                  18,104                  18,890
Non-Interest Income
  Deposit Charges                                                                                     3,863                   3,791
  Loan Servicing Income                                                                                  --                       9
  Loan Fees                                                                                             509                     550
  Investment Product Sales Commissions                                                                  221                     144
  Sale of Loans                                                                                       2,053                   2,545
  Sale of Loan Servicing                                                                                 --                  (1,708)
  Net Investment Securities Gain (Loss)                                                                  --                    (813)
  Other                                                                                                 794                     513
                                                                                                   --------                --------
    Total Non-Interest Income                                                                         7,440                   5,031
Non-Interest Expense
  Salaries and Benefits                                                                               9,707                   9,108
  Net Occupancy                                                                                         949                   1,008
  Equipment                                                                                           2,159                   1,335
  Professional Services                                                                                 881                     954
  Marketing                                                                                             504                     577
  Telephone, Supplies, and Postage                                                                      714                     797
  Other Intangible Asset Amortization                                                                    85                     174
  OREO Expenses                                                                                        (224)                     32
  Other                                                                                               1,397                   1,460
                                                                                                   --------                --------
    Total Non-Interest Expense                                                                       16,172                  15,445
                                                                                                   --------                --------
Income from Continuing Operations                                                                     9,372                   8,476
Income Taxes                                                                                          3,462                   3,070
                                                                                                   --------                --------
Income from Continuing Operations, Net of Taxes                                                       5,910                   5,406
Discontinued Operations
  Income from Discontinued Operations                                                                14,254                     363
  Income Taxes                                                                                        5,601                     147
                                                                                                   --------                --------
  Income from Discontinued Operations, Net of Taxes                                                   8,653                     216
                                                                                                   --------                --------
Net Income                                                                                         $ 14,563                $  5,622
                                                                                                   ========                ========
Basic Earnings Per Share
  Income from Continuing Operations, Net of Taxes                                                  $   0.35                $   0.31
  Income from Discontinued Operations, Net of Taxes                                                    0.52                    0.01
                                                                                                   --------                --------
  Net Income                                                                                       $   0.87                $   0.32
                                                                                                   ========                ========
Diluted Earnings Per Share
  Income from Continuing Operations, Net of Taxes                                                  $   0.35                $   0.31
  Income from Discontinued Operations, Net of Taxes                                                    0.50                    0.01
                                                                                                   --------                --------
  Net Income                                                                                       $   0.85                $   0.32
                                                                                                   ========                ========
Dividends Per Common Share                                                                         $  0.200                $  0.144
                                                                                                   ========                ========

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Shareholders' Equity
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

                                      Common Stock                                        Accumulated
                               --------------------------                                    Other                        Total
                               Outstanding                    Capital       Retained     Comprehensive    Treasury     Shareholders'
                                 Shares         Amount        Surplus       Earnings     Income (Loss)      Stock         Equity
                               -----------    -----------   -----------    -----------   -------------   -----------   -------------
Balance at December 31, 2005    17,163,404    $      202    $    16,153    $   204,089    $    (3,077)   $   (41,925)   $   175,442
Comprehensive Income:
  Net Income                            --            --             --         14,563             --             --         14,563
  Unrealized Loss on
    Securities Available
    for Sale of $1,101
    Net of Income Taxes and
     Reclassification
     Adjustment of $0, Net
     of Income Taxes                    --            --             --             --           (666)            --           (666)
  Excess Unfunded
    Accumulated Pension
    Benefit Obligation                  --            --             --             --           (257)            --           (257)
                                                                                                                        -----------
Total Comprehensive Income                                                                                                   13,640
Dividends on Common Stock
  - $0.20 per share                     --            --             --         (3,382)            --             --         (3,382)
Exercise of Stock Options           86,218             1            892             --             --             --            893
Purchase of Vested
  Stock Options                         --            --            (52)            --             --             --            (52)
Redemption of Common Stock          (2,750)           --            (77)            --             --             --            (77)
Payment for Fractional
  Shares                              (399)           --            (11)            --             --             --            (11)
Tax Benefit of Option
  Compensation                          --            --            482             --             --             --            482
Common Stock Issued under
  Deferred Compensation Plan            --            --             (7)            --             --             --             (7)
Common Stock to Be Issued
  under Stock Incentive
  Plans                                 --            --            750           (694)            --             --             56
Common Stock Issued under
  Restricted Stock Plans            71,978             1             --             --             --             --              1
Amortization of Restricted
  Common Stock                          --            --         (2,097)         2,430             --             --            333
Stock Option Expense                    --            --             73             --             --             --             73
Purchase of Treasury Stock        (429,757)           --             --             --             --        (11,653)       (11,653)
Reissuance of Treasury Stock           111            --              2             --             --              1              3
                               -----------    ----------    -----------    -----------    -----------    -----------    -----------
Balance at March 31, 2006       16,888,805    $      204    $    16,108    $   217,006    $    (4,000)   $   (53,577)   $   175,741
                               ===========    ==========    ===========    ===========    ===========    ===========    ===========

                                      Common Stock                                        Accumulated
                               --------------------------                                    Other                        Total
                               Outstanding                    Capital       Retained     Comprehensive    Treasury     Shareholders'
                                 Shares         Amount        Surplus       Earnings     Income (Loss)      Stock         Equity
                               -----------    -----------   -----------    -----------   -------------   -----------   -------------
Balance at December 31, 2004    17,528,479    $       200   $    10,008    $   188,424    $    (1,398)   $   (25,091)   $   172,143
Comprehensive Income:
  Net Income                            --             --            --          5,622             --             --          5,622
  Unrealized Gain on
    Securities Available for
    Sale of $517
    Net of Income Taxes and
      Reclassification
      Adjustment of $(498),
      Net of Income Taxes               --             --            --             --             12             --             12
                                                                                                                        -----------
Total Comprehensive Income                                                                                                    5,634
Dividends on Common Stock
  - $0.144 per share                    --             --            --         (2,497)            --             --         (2,497)
Exercise of Stock Options           77,894             --           797             --             --             --            797
Redemption of Common Stock          (1,169)            --           (22)            --             --             --            (22)
Tax Benefit of Option
  Compensation                          --             --           172             --             --             --            172
Common Stock Issued under
  Deferred Compensation Plan            --             --            (5)            --             --             --             (5)
Common Stock to Be Issued
  under Stock Incentive
  Plans                                 --             --           460           (260)            --             --            200
Common Stock Issued under
  Restricted Stock Plans               875             --            18            (18)            --             --             --
Amortization of Restricted
  Common Stock                          --             --            --            249             --             --            249
Purchase and Retirement of
  Common Stock                          --             --           (21)            --             --             --            (21)
Purchase of Treasury Stock        (186,250)            --            --             --             --         (3,638)        (3,638)
Reissuance of Treasury Stock         4,679             --            58             --             --             25             83
                               -----------    -----------   -----------    -----------    -----------    -----------    -----------
Balance at March 31, 2005       17,424,508    $       200   $    11,465    $   191,520    $    (1,386)   $   (28,704)   $   173,095
                               ===========    ===========   ===========    ===========    ===========    ===========    ===========

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

                                                                                                       Three Months Ended March 31
                                                                                                     ------------------------------
                                                                                                       2006                  2005
                                                                                                     ---------            ---------
                                                                                                                          Revised -
                                                                                                                          See Note 1
Cash Flows from Operating Activities
  Net Income                                                                                         $  14,563            $   5,622
  Income from Discontinued Operations, Net of Taxes                                                      8,653                  216
                                                                                                     ---------            ---------
  Income from Continuing Operations, Net of Taxes                                                        5,910                5,406
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities
    Gain on Sale of Loans, Investments, Premises and Equipment, and
       Mortgage Servicing Assets, Net                                                                   (2,142)                  77
    Amortization of Premium, Discount, and Intangibles, Net                                                477                2,012
    Stock Option Expense                                                                                    73                   --
    Depreciation and Amortization of Premises and Equipment                                                723                  651
    Amortization of Net Deferred Loan Fees                                                                 323                  886
    Provision for Loan Losses                                                                             (250)              (2,550)
    Origination of Loans Held for Sale, Net of Principal Collected                                     (73,101)             (73,602)
    Proceeds from Sale of Loans Held for Sale                                                           77,645               90,628
    Proceeds from Sale of Loan Servicing Assets                                                             --                  553
    Tax Benefit of Option Compensation                                                                      --                  172
    Stock Compensation                                                                                      56                  200
    Change in:
      Accrued Interest Receivable                                                                          414                  (26)
      Other Assets                                                                                       4,010               (2,672)
      Accrued Interest Payable                                                                             917                  622
      Other Liabilities                                                                                   (290)                 956
    Operating Cash Flows of Discontinued Operations                                                       (381)                 307
                                                                                                     ---------            ---------
Net Cash Provided by Operating Activities                                                               14,384               23,620
                                                                                                     ---------            ---------
Cash Flows from Investing Activities
  Proceeds from Sale of Securities Available for Sale                                                       --               35,712
  Proceeds from Maturities of Securities Available for Sale                                              4,094               34,318
  Purchase of Securities Available for Sale                                                            (21,035)             (76,000)
  Principal Collected on Loans, Net of Originations                                                     (5,386)               4,885
  Proceeds from Sale of loans and OREO                                                                   1,616                3,461
  Investment in Limited Partnership                                                                         --                  (98)
  Purchase of Premises and Equipment                                                                      (849)                (461)
  Proceeds from Sale of Premises and Equipment                                                              --                    3
  Investing Cash Flows of Discontinued Operations                                                       10,054                   --
                                                                                                     ---------            ---------
Net Cash Provided (Used) by Investing Activities                                                       (11,506)               1,820
                                                                                                     ---------            ---------
Cash Flows from Financing Activities
  Net Change in Deposits                                                                                53,822               12,645
  Net Change in Short-Term Borrowings                                                                   11,301              (13,033)
  Net Change in Advances by Borrowers for Taxes and Insurance                                            2,696                1,703
  Repayment of Federal Home Loan Bank Advances                                                        (205,658)            (230,046)
  Borrowing of Federal Home Loan Bank Advances                                                         206,200              160,000
  Tax Benefit of Option Compensation                                                                       482                   --
  Stock Option Proceeds                                                                                    816                  775
  Restricted Shares Issued                                                                                   1                   --
  Deferred Compensation                                                                                     (7)                  (5)
  Purchase of Common Stock                                                                                  --                  (21)
  Purchase of Treasury Stock                                                                           (11,653)              (3,638)
  Purchase of Vested Stock Options                                                                         (52)                  --
  Payment of Fractional Shares                                                                             (11)                  --
  Reissuance of Treasury Stock                                                                               3                   83
  Dividends Paid                                                                                        (3,382)              (2,497)
                                                                                                     ---------            ---------
Net Cash Provided (Used) by Financing Activities                                                        54,558              (74,034)
                                                                                                     ---------            ---------
Net Change in Cash and Cash Equivalents                                                                 57,436              (48,594)
Cash and Cash Equivalents at Beginning of Year                                                          63,054               95,151
                                                                                                     ---------            ---------
Cash and Cash Equivalents at End of Period                                                           $ 120,490            $  46,557
                                                                                                     =========            =========

See Notes to Condensed Consolidated Financial Statements

                   FIRST INDIANA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

Note 1 - Basis of Presentation

      The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (comprising normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements include the accounts of First Indiana Corporation and its subsidiaries ("First Indiana" or "Corporation"). The principal subsidiary of the Corporation is First Indiana Bank and its subsidiaries ("Bank"). A summary of the Corporation's significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

      Certain amounts in the Condensed Consolidated Financial Statements relating to prior periods have been reclassified to conform to current reporting presentation. On January 18, 2006, the Board of Directors approved a five-for-four stock split. The stock split was effective February 27, 2006, to shareholders of record as of February 13, 2006. All share and per share information herein has been restated to reflect the stock split.

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

Note 2 - Earnings Per Share

      The following table presents the calculation of basic and diluted earnings per share.

(Dollars in Thousands, except Per Share Data)

                                                                                                        Three Months Ended March 31
                                                                                                      ------------------------------
                                                                                                         2006                2005
                                                                                                      -----------        -----------
Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes (Numerator)                                           $     5,910        $     5,406

Average Basic Shares Outstanding (Denominator)                                                         16,764,221         17,325,475

Basic Earnings Per Share, Income from Continuing Operations, Net of Taxes                             $      0.35        $      0.31
                                                                                                      ===========        ===========

Diluted Earnings Per Share
Income From Continuing Operations, Net of Taxes (Numerator)                                           $     5,910        $     5,406

Average Basic Shares Outstanding                                                                       16,764,221         17,325,475

Add: Dilutive Effect of Stock Options, Deferred Shares and Restricted Stock                               429,693            319,710
                                                                                                      -----------        -----------

Average Diluted Shares Outstanding (Denominator)                                                       17,193,914         17,645,185

Diluted Earnings Per Share, Income from Continuing Operations, Net of Taxes                           $      0.35        $      0.31
                                                                                                      ===========        ===========

Options to purchase shares not included in the computation of diluted net income per share because the options' price was greater than the average market price
of the common shares (anti-dilutive option shares)                                                             --                 --

Weighted Average Exercise Price of Anti-dilutive Option Shares                                        $        --        $        --

Note 3 - Stock-Based Compensation

      Under the First Indiana Corporation 2004 Executive Compensation Plan ("2004 Plan"), First Indiana is authorized to provide cash and non-cash incentives (which may be options, restricted stock, or specified other stock-based awards) to its executives, key employees, and directors. At March 31, 2006, 884,132 stock-based award shares were available for grant under this plan. Effective January 1, 2006, First Indiana adopted Statement of Financial Accounting Standard 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). The cumulative effect of adopting SFAS 123R was not material to First Indiana's financial position, results of operations or cash flows. Prior to adoption of SFAS 123R, First Indiana accounted for these awards under recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

      Stock Option Awards - The maximum term on all options issued has been five years or ten years and each option has fully vested at the end of a period ranging from one to five years from the date of grant. Optionees may elect to fund their option exercises with stock they currently own. In that event, the Corporation either cancels the stock certificates received from the optionee in the stock swap transaction or issues a new certificate for the net number of additional shares. Upon the exercise of an option, the Corporation issues new common shares. All options currently outstanding are subject only to the optionee's continuous service. For measuring compensation cost, stock options are valued at their grant date using the Black-Scholes option pricing model.

      A summary of the status of First Indiana's stock option plans as of March 31, 2006 and changes during the three month period then ended is presented below. Included in the forfeited and expired totals are option shares originally granted to associates of the Bank's trust operations.

                                                                                                                Weighted
                                                                                   Weighted        Average     Aggregate
                                                                                    Average       Remaining    Intrinsic
                                                                                   Exercise         Term       Value (in
                                                                   Shares           Price          (Years)     Thousands)
                                                                  --------         --------       ---------    ----------
Outstanding at Beginning of Period                                 972,359          $14.09
Granted                                                                 --              --
Exercised                                                          (86,208)          10.35
Forfeited                                                          (41,140)          14.66
Expired                                                             (4,195)          15.10
                                                                   -------
Outstanding at End of Period                                       840,816          $14.44           5.50       $ 11,317
                                                                   =======          ======         ======       ========

Options Exercisable at End of Period                               545,382          $14.13           4.52       $  7,511
                                                                   =======          ======         ======       ========

Fully-vested Options and Options Expected to Vest
                                                                   826,088          $14.44           0.43       $ 11,123
                                                                   =======          ======         ======       ========

      The intrinsic value of stock option awards exercised in the first quarter of 2006 was $1,427,000. The intrinsic values of stock option awards exercised were based on the closing prices of the Corporation's common shares on the dates of the exercise.

      Restricted Stock Awards - Restricted stock awards are subject to forfeiture upon either a failure to meet certain specified performance objectives or continuous employment is interrupted or terminated prior to the vesting of the award. These awards vest over terms ranging from three to eight years. For measuring compensation cost, restricted stock awards are valued based upon the market value of the common shares on the date of grant. A summary of the status of First Indiana's restricted stock awards as of March 31, 2006 and changes during the three month period then ended is presented below.

                                                               Weighted      Weighted     Unrecognized
                                                               Average        Average     Compensation
                                                              Grant Date     Remaining      Cost (in
                                                 Shares       Fair Value    Term (Years)   Thousands)
                                                 -------      ----------    ------------  ------------
Outstanding at Beginning of Period               222,618       $  16.87
Awarded                                           71,978          26.90
Released                                         (52,611)         16.26
Forfeited                                             --             --
                                                 -------
Outstanding at End of Period                     241,985       $  19.99          2.99       $  3,372
                                                 =======       ========      ========       ========

      The total fair value of restricted stock awards released was $1,387,000 and $355,000 for the three months ended March 31, 2006 and March 31, 2005, respectively.

      Deferred Share Awards - Deferred share awards are subject to forfeiture upon either a failure to meet certain specified performance objectives or continuous employment is interrupted or terminated prior to the vesting of the award. These awards vest over terms ranging from three to eight years. As part of their compensation, non-employee members of the Corporation's Board of Directors also receive deferred shares. These deferred shares vest in one year and earn dividend equivalents in the form of additional deferred shares at the same rate as dividends are paid on the Corporation's common stock. For measuring compensation cost, deferred shares are valued based upon the market value of the related common shares on the grant date. A summary of the status of First Indiana's deferred stock awards as of March 31, 2006 and changes during the three month period then ended is presented below.

                                                                             Weighted
                                                                Weighted     Average      Aggregate       Unrecognized
                                                                Average     Remaining     Intrinsic       Compensation
                                                                Exercise      Term        Value (in         Cost (in
                                                     Shares      Price       (Years)      Thousands)       Thousands)
                                                     ------     --------    ---------     ----------      ------------
Outstanding at Beginning of Period                   31,967      $   --
Granted                                              26,298          --
Exercised                                                --          --
Forfeited                                                --          --
                                                     ------
Outstanding at End of Period                         58,265      $   --         1.58        $1,626          $  730
                                                     ======      ======       ======        ======          ======

Exercisable at End of Period                          7,006      $   --           --        $  195
                                                     ======      ======       ======        ======

      At March 31, 2006, the total compensation cost for non-vested awards (stock option, restricted stock and deferred share awards) was $15,419,000. The weighted average period this compensation cost will be recognized is 4.23 years.

      The following table illustrates the effect on net earnings and earnings per share for the three months ended March 31, 2005 if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") to stock-based employee compensation.

(Dollars in Thousands, except Per Share Data)

Net Earnings, As Reported                                             $   5,622
Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects                          281
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                                 (315)
                                                                      ---------
Pro Forma Net Earnings                                                $   5,588
                                                                      =========

Basic Earnings Per Share
  As Reported                                                         $    0.32
  Pro Forma                                                                0.32
Diluted Earnings Per Share
  As Reported                                                         $    0.32
  Pro Forma                                                                0.32

      The following table illustrates the effect on net income for the three months ended March 31, 2006 of the Corporation's stock-based compensation plan under SFAS 123R.

(Dollars in Thousands)

     Total Cost of Stock-Based Payment Plans                         $ 513

     Amount of Related Income Tax Benefit Included in Income          (174)

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

Note 5 - Segment Reporting

      The Corporation's business units are primarily organized to operate in the financial services industry and are determined by the products and services offered. The community bank segment includes the Bank's branch network, investment and insurance subsidiary, and home equity, installment, and residential loans originated and purchased for the Bank's portfolio. The community bank segment also includes business, single-family construction, and commercial real estate loans, and traditional cash management services for business customers. The consumer finance segment originates and sells home equity loans and holds home equity loans originated for sale. Non-segment includes investment portfolio management, the servicing of all loans and deposits, the parent company activities and other items not directly attributable to a specific segment. Revenues in the Corporation's segments are generated from loans, loan sales, and fee income. There are no foreign operations. Prior to their classification as discontinued operations, the Trust Division was disclosed as part of the community bank segment and Somerset Financial was disclosed as a separate segment.

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

Segment Reporting
(Dollars in Thousands)

                                                             Community            Consumer                              Consolidated
                                                               Bank               Finance           Non-Segment           Totals
                                                            -----------         -----------         -----------         ------------
First Quarter 2006
Average Segment Assets                                      $ 1,528,333         $    37,480         $   389,748         $ 1,955,561

Net Interest Income (Expense) (1)                                15,510                 472               1,872              17,854
Provision for Loan Losses                                          (250)                 --                  --                (250)
Non-Interest Income                                               4,807               2,020                 613               7,440
Intangible Amortization                                             (85)                                                        (85)
Other Non-Interest Expense                                       (5,495)             (1,006)             (9,586)            (16,087)
Intersegment Income (Expense) (2)                                (3,919)                155               3,764                  --
                                                            -----------         -----------         -----------         -----------
Earnings (Loss) from Continuing
  Operations before Income Taxes                            $    11,068         $     1,641         $    (3,337)        $     9,372
                                                            ===========         ===========         ===========         ===========

First Quarter 2005
Average Segment Assets                                      $ 1,478,068         $    38,818         $   324,898         $ 1,841,784

Net Interest Income (Expense) (1)                                15,338                 620                 382              16,340
Provision for Loan Losses                                        (2,550)                 --                  --              (2,550)
Non-Interest Income                                               4,624               2,532              (2,125)              5,031
Intangible Amortization                                            (174)                                                       (174)
Other Non-Interest Expense                                       (5,659)               (992)             (8,620)            (15,271)
Intersegment Income (Expense) (2)                                (6,789)                431               6,358                  --
                                                            -----------         -----------         -----------         -----------
Income (Loss) from Continuing
  Operations before Income Taxes                            $     9,890         $     2,591         $    (4,005)        $     8,476
                                                            ===========         ===========         ===========         ===========

(1) The net interest income amounts in the segment results reflect the actual interest income and expense from segment activities and amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.

(2) Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are eliminated from the Corporation's actual results.

Note 6 - Certain Employee Benefit Plans

      The net periodic benefit cost of the supplemental pension benefit plan and the postretirement medical, dental, and life insurance programs included in the results of operations is as follows. Unrecognized prior service amounts and unrecognized net gains and losses for all plans are amortized using the straight-line method.

(Dollars in Thousands)

                                                          Supplemental Pension Benefits       Postretirement Benefits
                                                          -----------------------------     ---------------------------
                                                           Three Months Ended March 31      Three Months Ended March 31
                                                          -----------------------------     ---------------------------
                                                            2006                 2005         2006               2005
                                                          --------             --------     --------           --------
Service Cost                                                $ 76                 $ 52         $  4               $  4
Interest Cost                                                133                  156           13                 18
Expected Return on Plan Assets                                --                   --           --                 --
Amortization of Net (Gain) or Loss                            16                   --          (15)                --
Amortization of Prior Service Cost                            15                    9           --                 --
Amortization of Transition Obligation                          3                    3           --                 --
Adjustment for Growth of Notional Balance                    231                   --           --                 --
                                                            ----                 ----         ----               ----
Total Net Periodic Benefit Cost                             $474                 $220         $  2               $ 22
                                                            ====                 ====         ====               ====

Note 7 - Loan Servicing Rights, Goodwill, and Other Intangible Assets

      The following table shows the change in the carrying amount of loan servicing rights.

(Dollars in Thousands)

                                                     Three Months Ended March 31
                                                     ---------------------------
                                                       2006               2005
                                                     --------           --------

Balance at Beginning of Period                        $   --            $ 4,260
  Additions                                               --                 --
  Amortization of Servicing Rights                        --               (421)
  Sale of Loan Servicing Rights                           --             (3,878)
  Change in Valuation Allowance                           --                 39
                                                      ------            -------
Balance at End of Period                              $   --            $    --
                                                      ======            =======

      In March 2005, the Bank sold its loan servicing rights and recognized a net loss of $1,708,000.

      Goodwill at March 31, 2006 and 2005 was $30,682,000 all of which was assigned to the community bank segment.

      The following table summarizes the carrying amount of other intangible assets at March 31, 2006, December 31, 2005, and March 31, 2005.

(Dollars in Thousands)

                                                                               Total
                                                    Core       Non-compete     Other
                                                   Deposit      Agreement    Intangible
                                                  Intangible   Intangible      Assets
                                                  ----------   -----------   ----------
Gross Carrying Amount                              $ 4,357       $ 1,000       $ 5,357
Less: Accumulated Amortization                      (1,237)       (1,000)       (2,237)
                                                   -------       -------       -------
Net Carrying Amount at March 31, 2006              $ 3,120       $    --       $ 3,120
                                                   =======       =======       =======

Gross Carrying Amount                              $ 4,357       $ 1,000       $ 5,357
Less: Accumulated Amortization                      (1,151)       (1,000)       (2,151)
                                                   -------       -------       -------
Net Carrying Amount at December 31, 2005           $ 3,206       $    --       $ 3,206
                                                   =======       =======       =======

Gross Carrying Amount                              $ 4,357       $ 1,000       $ 5,357
Less: Accumulated Amortization                        (879)         (750)       (1,629)
                                                   -------       -------       -------
Net Carrying Amount at March 31, 2005              $ 3,478       $   250       $ 3,728
                                                   =======       =======       =======

      Projected annual intangible amortization for the years 2006 through 2010 is $342,000, $321,000, $300,000, $280,000, and $260,000 respectively.

Note 8 - Obligations under Guarantees and Commitments and Contingencies

      As of March 31, 2006, the Corporation had issued $36,866,000 in standby letters of credit, predominately with remaining terms of three years or less. The Corporation has recognized a liability at March 31, 2006, December 31, 2005, and March 31, 2005 of $120,000, $128,000, and $242,000 respectively, relating to these commitments.

      At March 31, 2006, December 31, 2005, and March 31, 2005, the Corporation had a reserve of $442,000 included in other liabilities for losses on off-balance sheet credit exposures.

      The Bank maintains back up letter of credit facility agreements with rated financial institutions covering certain of the Bank's letters of credit.

Note 9 - Discontinued Operations

      On January 3, 2006, the Corporation and the Bank sold the assets related to its trust business ("Trust") to Marshall & Ilsley Trust Company, N. A., a subsidiary of Marshall & Ilsley Corporation and recorded an after-tax gain of $8,653,000. First Indiana may also receive future incentive payments over the next three years depending upon revenue growth. Trust income and expense have been presented as discontinued operations, and the results of operations and cash flows have been disclosed separately for all periods presented in the Consolidated Statements of Earnings, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements. Likewise, the assets of Trust have been reclassified to assets of discontinued operations on the Consolidated Balance Sheets. Prior to the announced sale, Trust was included in the community bank operating segment.

      Results of operations for Trust were as follows:

(Dollars in Thousands)

                                                           Three Months Ended
                                                        March 31        March 31
                                                          2006            2005
                                                        --------        --------
Non-Interest Income
  Trust Fees                                            $     --        $    928
  Gain on Sale of Trust Operations                        14,882              --
                                                        --------        --------
    Total Non-Interest Income                             14,882             928
                                                        --------        --------

Non-Interest Expense
  Salaries and Benefits                                      618             361
  Net Occupancy                                                1              32
  Equipment                                                   --              11
  Professional Services                                        9             102
  Marketing                                                   --              --
  Telephone, Supplies, and Postage                             4              11
  Other                                                       (4)             48
                                                        --------        --------
    Total Non-Interest Expense                               628             565
                                                        --------        --------

Income before Tax                                         14,254             363
Income Tax                                                 5,601             147
                                                        --------        --------
Net Income                                              $  8,653        $    216
                                                        ========        ========

      The following is summarized financial information for Trust:

(Dollars in Thousands)

                                      March 31
                                        2005
                                      --------
Assets
  Premises and Equipment               $ 160
  Other Assets                           744
                                       -----
    Total Assets                       $ 904
                                       =====

Note 10 - Recently Issued Accounting Pronouncements

      In the first quarter of 2006, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards ("SFAS" "Statement").

      SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140" amended prior statements by providing options for fair value measurement of certain financial instruments. The statement is effective for all financial instruments acquired or issued after an entity's first fiscal year that begins after September 15, 2006. The Corporation does not expect the adoption of SFAS 155 to have a material impact to First Indiana's financial condition, results of operations, or cash flows.

      SFAS No. 156, "Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140" enables companies to use mark-to-market accounting for servicing rights resulting in reporting that is similar to fair-value hedge accounting, but without the effort and system costs needed to identify effective hedging instruments and document hedging relationships. The Corporation adopted SFAS 156 in the first quarter of 2006 with no impact to First Indiana's financial condition, results of operations, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      This Quarterly Report contains forward-looking statements. See `Item 5. Other Information' within this report for further information on the risks and uncertainties associated with forward-looking statements.

      This section of this Quarterly Report discusses the financial condition and results of operations of the Corporation for the three months ended March 31, 2006 and serves to update the 2005 Annual Report on Form 10-K ("Form 10-K"). This section should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated financial statements and notes presented in this Form 10-Q.

Financial Highlights
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)

                                                     For the Three Months Ended
                                                    ---------------------------
                                                     March 31        March 31
                                                       2006            2005
                                                    -----------     -----------
Net Interest Income                                 $    17,854     $    16,340
Provision for Loan Losses                                  (250)         (2,550)
Non-Interest Income                                       7,440           5,031
Non-Interest Expense                                     16,172          15,445
Income from Continuing Operations, Net of Taxes           5,910           5,406
Income from Discontinued Operations, Net of Taxes         8,653             216
Net Income                                               14,563           5,622

Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes     $      0.35     $      0.31
Income from Discontinued Operations, Net of Taxes          0.52            0.01
                                                    -----------     -----------
Net Income                                          $      0.87     $      0.32
                                                    ===========     ===========

Diluted Earnings Per Share
Income from Continuing Operations, Net of Taxes     $      0.35     $      0.31
Income from Discontinued Operations, Net of Taxes          0.50            0.01
                                                    -----------     -----------
Net Income                                          $      0.85     $      0.32
                                                    ===========     ===========

Dividends Per Share                                 $     0.200     $     0.144

Net Interest Margin                                        3.90%           3.77%
Efficiency Ratio (1)                                      63.94           72.27
Annualized Return on Average Assets (2)                    3.02            1.24
Annualized Return on Average Equity (2)                   32.49           13.04

Average Basic Shares Outstanding                     16,764,221      17,325,475
Average Diluted Shares Outstanding                   17,193,914      17,645,185

                                                     March 31        March 31
                                                       2006            2005
                                                    -----------     -----------
Assets                                              $ 2,035,657     $ 1,832,033
Loans                                                 1,567,656       1,476,147
Deposits                                              1,503,081       1,383,294
Shareholders' Equity                                    175,741         173,095

Shareholders' Equity/Assets                                8.63%           9.45%
Tangible Equity/Tangible Assets                            7.09%           7.71%

Shareholders' Equity Per Share                      $     10.41     $      9.93
Market Closing Price                                      27.90           19.36

Shares Outstanding                                   16,888,805      17,424,508

(1)   Based on continuing operations.

(2)   Includes earnings from continuing and discontinued operations.

Summary of Corporation's Results

      The primary sources of First Indiana's revenue are net interest income from loans and deposits, and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

      First Indiana Corporation and subsidiaries reported net income of $14,563,000, or $0.85 per diluted share for the three months ended March 31, 2006. Net income for the first quarter of the previous year was $5,622,000, or $0.32 per diluted share. Income from continuing operations was $5,910,000 or $0.35 per diluted share for the first quarter of 2006, compared to $5,406,000, or $0.31 per diluted share for the first quarter of 2005. Income from discontinued operations, net of taxes, was $8,653,000 or $0.50 per diluted share for the first quarter of 2006, compared with $216,000, or $0.01 per diluted share for the same period one year ago. Income from discontinued operations in the first quarter of 2006 consists of the gain on the sale of the Bank's Trust operations. Included in first quarter 2006 income from continuing operations are $930,000 in pre-tax expenses associated with the conversion of the corporation's core data processor. Included in the first quarter of 2005 results are the following pre-tax items: a negative provision for loan losses of $2,550,000; a $1,708,000 loss on the sale of the Bank's third-party loan servicing portfolio; and an $804,000 loss on the sale of $35,000,000 of Federal Home Loan Bank bonds.

      Annualized return on average total assets was 3.02 percent for the three months ended March 31, 2006, compared with 1.24 percent for the same period one year ago. Annualized return on average total equity was 32.49 percent for the three months ended March 31, 2006, compared with 13.04 percent for the same period one year ago. Annualized return on average assets for the first quarter of 2006 adjusted for the impact of income from discontinued operations and the expenses associated with the conversion of the corporation's core processor was
1.35 percent, compared with 1.19 percent in the first quarter of 2005 (similarly adjusted for the impact of income from discontinued operations). Annualized return on average equity for the first quarter of 2006 adjusted for the items above was 14.49 percent, compared with 12.54 percent in the first quarter of 2005 (similarly adjusted for the impact of income from discontinued operations).

      First Indiana paid a cash dividend of $0.20 per common share outstanding in the first quarter of 2006 compared to $0.144 per common share outstanding in the first quarter of 2005, an increase of 38.9 percent.

Net Interest Income

      This section should also be reviewed in conjunction with the `Net Interest Margin' table presented below.

      Net interest income for the first quarter of 2006 was $17,854,000 compared to $16,340,000 for the first quarter of 2005. The increase was due to a higher level of average earning assets when comparing quarters. Net interest margin was
3.90 percent for the first quarter of 2006 compared to 3.77 percent for the first quarter of 2005. Because of the Corporation's asset-sensitive position in its balance sheet, net interest margin increased for the first quarter 2006 when compared to the first quarter 2005 due to the impact of the Federal Reserve Board's rate increases. Net interest income in the first quarter of 2005 was negatively impacted by $204,000 reflecting an adjustment for prepayment activity relating to residential mortgage loans purchased at a premium.

      Earning assets averaged $1,838,264,000 in the first quarter of 2006, compared with $1,737,931,000 for the same quarter in 2005. The increase in earning assets was primarily due to higher loans outstanding. For the three months ended March 31, 2006, loans averaged $1,551,312,000 compared to $1,478,613,000 for the first quarter of 2005.

      The following table provides information on the Corporation's net interest margin.

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

                                                                             Three Months Ended
                                                ------------------------------------------------------------------------------
                                                           March 31, 2006                           March 31, 2005
                                                --------------------------------------  --------------------------------------
                                                  Average                      Yield /   Average                       Yield /
                                                  Balance     Interest          Rate     Balance      Interest          Rate
                                                ----------   ----------        -------  ----------   ----------        -------
Assets
    Interest-Bearing Due from Banks             $    8,987   $      103         4.67%   $   10,659   $       56         2.13%
    Federal Funds Sold                               4,310           48         4.52         3,181           19         2.42
    Securities Available for Sale                  247,115        2,444         3.96       219,259        1,899         3.46
    Other Investments                               26,540          348         5.25        26,219          274         4.18
    Loans
        Business                                   531,336        9,735         7.43       458,674        6,811         6.02
        Commercial Real Estate                     160,987        3,169         7.98       173,450        2,715         6.35
        Single-Family Construction                 100,551        1,921         7.75        63,893          946         6.00
        Consumer                                   497,205        9,070         7.30       507,427        8,288         6.54
        Residential Mortgage                       261,233        3,293         5.04       275,169        3,089         4.49
                                                ----------   ----------                 ----------   ----------
    Total Loans                                  1,551,312       27,188         7.06     1,478,613       21,849         5.95
                                                ----------   ----------                 ----------   ----------
  Total Earning Assets                           1,838,264       30,131         6.60     1,737,931       24,097         5.58
  Other Assets                                     117,297                                 103,853
                                                ----------                              ----------
Total Assets                                    $1,955,561                              $1,841,784
                                                ==========                              ==========

Liabilities and Shareholders' Equity
    Interest-Bearing Deposits
      Demand Deposits                           $  182,699   $      323         0.72%   $  189,551   $      167         0.36%
      Savings Deposits                             499,109        3,319         2.70       455,583        1,460         1.30
      Certificates of Deposit                      482,600        4,778         4.02       452,118        3,469         3.11
                                                ----------   ----------                 ----------   ----------
    Total Interest-Bearing Deposits              1,164,408        8,420         2.93     1,097,252        5,096         1.88
    Short-Term Borrowings                          239,319        2,239         3.79       146,982          754         2.08
    Federal Home Loan Bank Advances                 65,871          779         4.80       100,013        1,069         4.34
    Subordinated Notes                              46,802          839         7.17        46,678          838         7.18
                                                ----------   ----------                 ----------   ----------
  Total Interest-Bearing Liabilities             1,516,400       12,277         3.28     1,390,925        7,757         2.26
  Non-Interest-Bearing Demand Deposits             220,574                                 243,011
  Other Liabilities                                 36,833                                  33,035
  Shareholders' Equity                             181,754                                 174,813
                                                ----------                              ----------
Total Liabilities and
  Shareholders' Equity                          $1,955,561                              $1,841,784
                                                ==========   ----------                 ==========   ----------
Net Interest Income/Spread                                   $   17,854         3.32%                $   16,340         3.32%
                                                             ==========       ========               ==========       ========
Net Interest Margin                                                             3.90%                                   3.77%
                                                                              ========                                ========

Summary of Loan Loss Experience and Non-Performing Assets

      In the first quarter 2006, the provision for loan losses was a negative $250,000, compared to a negative $2,550,000 for the first quarter of 2005, reflecting continued improvement in the credit quality of the loan portfolio.

      Net loan charge-offs for the first quarter of 2006 were $483,000 compared to $1,277,000 for the first quarter of 2005. Charge-offs of business loans totaled $128,000 with recoveries of $234,000 for the three months ended March 31, 2006 compared to $400,000 of charge-offs and recoveries of $230,000 during the first quarter 2005. Consumer loan charge-offs for the quarter ended March 31, 2006 totaled $1,125,000 compared to $1,481,000 for the same period in 2005.

      At March 31, 2006, the allowance for loan losses to total loans was 2.45 percent compared to 2.50 percent at December 31, 2005 and 3.34 percent at March 31, 2005. The allowance for loan losses to non-performing loans at March 31, 2006 increased to 848.08 percent compared to 328.66 percent at March 31, 2005, reflecting a decrease of $10,482,000 in non-performing loans. The allowance for loan losses to non-performing loans at March 31, 2006 decreased to 848.08 percent compared to 859.89 percent at December 31, 2005, reflecting a decrease of $733,000 in the allowance for loan losses.

Loan Charge-Offs and Recoveries
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

                                                                                                 Three Months Ended
                                                                                   -----------------------------------------------
                                                                                   March 31          December 31          March 31
                                                                                     2006                2005               2005
                                                                                   --------          -----------          --------
Allowance for Loan Losses at Beginning of Period                                   $ 39,168            $ 41,046           $ 53,172
  Charge-Offs
    Business                                                                            128                 434                400
    Commercial Real Estate                                                               --                  --                 --
    Single-Family Construction                                                           --                  --                 --
    Consumer                                                                          1,125               2,275              1,481
    Residential Mortgage                                                                139                 132                 28
                                                                                   --------            --------           --------
  Total Charge-Offs                                                                   1,392               2,841              1,909
  Recoveries
    Business                                                                            234                  88                230
    Commercial Real Estate                                                               --                  --                 30
    Single-Family Construction                                                            1                  --                200
    Consumer                                                                            674                 875                172
                                                                                   --------            --------           --------
  Total Recoveries                                                                      909                 963                632
                                                                                   --------            --------           --------
  Net Charge-Offs                                                                       483               1,878              1,277
  Provision for Loan Losses                                                            (250)                 --             (2,550)
                                                                                   --------            --------           --------
Allowance for Loan Losses at End of Period                                         $ 38,435            $ 39,168           $ 49,345
                                                                                   ========            ========           ========

Net Charge-Offs to Average Loans (Annualized)                                          0.13%               0.47%              0.35%
Allowance for Loan Losses to Loans at End of Period                                    2.45                2.50               3.34
Allowance for Loan Losses to Non-Performing Loans
  at End of Period                                                                   848.08              859.89             328.66

      Non-performing assets at March 31, 2006 were $4,550,000, or 0.29 percent of loans and foreclosed assets, compared with $4,633,000, or 0.30 percent of loans and foreclosed assets at December 31, 2005, and $15,773,000, or 1.07 percent of loans and foreclosed assets at March 31, 2005. Non-performing business loans decreased to $728,000 at March 31, 2006, compared with $9,928,000 at March 31, 2005. The decrease was the result of a charge-off of one large non-performing business loan, the receipt of loan payments on non-performing business loans, the sale of two non-performing loans, and other liquidating activity. At March 31, 2006 a commercial real estate loan totaling $2,592,000 was added to non-performing loans. This loan matured but the borrower did not accept the terms offered by the Bank to extend the maturity date. The borrower is attempting to refinance the real estate with another lender; however, management believes that this loan will ultimately be collected. Consumer and residential non-performing loans totaled $1,212,000 at March 31, 2006, down from

$2,969,000 at December 31, 2005, and $3,902,000 at March 31, 2005. This
improvement is the result of sales of non-performing loans.

Non-Performing Assets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

                                                                 March 31, 2006     December 31, 2005    March 31, 2005
                                                                 --------------     -----------------    --------------
Non-Performing Loans
  Non-Accrual Loans
    Business                                                         $   728             $ 1,383             $ 9,631
    Commercial Real Estate                                                --                  --               1,184
    Single-Family Construction                                            --                  --                  --
    Consumer                                                             638               1,323               2,195
    Residential Mortgage                                                 426                 698                 664
                                                                     -------             -------             -------
  Total Non-Accrual Loans                                              1,792               3,404              13,674
                                                                     -------             -------             -------
  Accruing Loans Past Due 90 Days or More
    Business                                                              --                 203                 297
    Commercial Real Estate                                             2,592                  --                  --
    Single-Family Construction                                            --                  --                  --
    Consumer                                                             148                 825                 911
    Residential Mortgage                                                  --                 123                 132
                                                                     -------             -------             -------
  Total Accruing Loans Past Due 90 Days or More                        2,740               1,151               1,340
                                                                     -------             -------             -------
Total Non-Performing Loans                                             4,532               4,555              15,014
  Foreclosed Assets                                                       18                  78                 759
                                                                     -------             -------             -------
Total Non-Performing Assets                                          $ 4,550             $ 4,633             $15,773
                                                                     =======             =======             =======

Non-Performing Loans to Loans at End of Period                          0.29%               0.29%               1.02%
Non-Performing Assets to Loans
   and Foreclosed Assets at End of Period                               0.29                0.30                1.07

Non-Interest Income

      Total non-interest income was $7,440,000 for the three months ended March 31, 2006, compared with $5,031,000 for the same period in 2005. Included in 2005 non-interest income is a loss of $1,708,000 on the sale of the Bank's third-party loan servicing portfolio. Also in 2005, $35,000,000 in Federal Home Loan Bank bonds were sold resulting in a loss of $804,000.

      Deposit charges increased 2 percent to $3,863,000 in the first quarter of 2006 compared to $3,791,000 in the first quarter of 2005. The increase was largely due to an increase in returned check fees and ATM / debit card fees.

      Loan fees decreased 7 percent to $509,000 in the first quarter of 2006 compared to $550,000 for the same period of 2005. Included in 2005 non-interest income is a $92,000 commercial real estate loan pre-payment penalty.

      Investment and insurance product sales commissions, generated by the Bank's subsidiary First Indiana Investor Services, increased to $221,000 in the first quarter of 2006 from $144,000 in the first quarter of 2005 reflecting increased sales volumes.

      Gains on the sale of loans in the first quarter of 2006 decreased 19 percent to $2,053,000 from $2,545,000 for the same quarter last year primarily as a result of a lower volume of sales and lower sales prices. Sales gains were affected by increased competition and rising interest rates. Home equity loans originated in the first quarter of 2006 totaled $82,502,000 compared to first quarter 2005 home equity loan originations of $98,063,000. Home equity loans sold in the first quarter of 2006 totaled $73,836,000 compared to $87,153,000 in the first quarter of 2005.

      Other income in the first quarter of 2006 was $794,000 compared to $513,000 in the first quarter of 2005. In the second quarter of 2005, the Bank invested $6,300,000 in life insurance contracts. The earnings on this investment are intended to offset market value fluctuations in select accrued supplemental pension benefits. This investment is included in other assets. Earnings from this investment added $263,000 to other non-interest income in the first quarter of 2006.

Non-Interest Expense

      Non-interest expense for the three months ended March 31, 2006 was $16,172,000 compared to $15,445,000 for the same period in 2005, an increase of 5 percent. A significant portion of this increase was the result of the core conversion costs recognized in the first quarter of 2006.

      Salaries and benefits expense for the first quarter of 2006 was $9,707,000 compared to $9,108,000 for the first quarter of 2005. Salary expense was $6,843,000 in the first quarter of 2006, an increase of 2 percent when compared to $6,738,000 for the first quarter of 2005. This increase reflects higher bonus and incentive expenses partially offset by lower salary expenses. The Corporation had 516 full time equivalent employees at March 31, 2006, compared with 549 full time equivalent employees at March 31, 2005. Employee benefits expense was $2,864,000 for the first quarter of 2006 and $2,370,000 for the first quarter of 2005, an increase of 21 percent. The increase in employee benefit expense reflects the increased costs of both the corporation's supplemental pension benefit plans ($254,000) and the defined benefit pension plan ($131,000). First quarter 2006 payroll taxes also increased $72,000 over the comparable period of 2005, and is explained by larger bonus and incentive payments made in 2006.

      Equipment expense in the first quarter of 2006 increased 62 percent to $2,159,000 from $1,335,000 in the first quarter of 2005. This increase is largely explained by the core conversion costs recognized in the quarter, primarily a $689,000 contract cancellation fee due to the corporation's current core processor in the third quarter 2006.

      Professional services expense in the first quarter of 2006 decreased 8 percent to $881,000 from $954,000 in the first quarter of 2005. The decrease was primarily due to a decrease in legal and audit fees. The reduction in legal fees reflects a reduction in expenses associated with non-performing assets. Audit fees in the first quarter of 2006 decreased from audit fees in the comparable period of 2005.

      Net occupancy expense decreased 6 percent in the first quarter of 2006 to $949,000 compared to $1,008,000 for the same period of 2005. Marketing expense for the first quarter of 2006 was $504,000 compared to $577,000 for the first quarter of 2005; a decrease of 13 percent. Telephone, supplies, and postage expense in the first quarter of 2006 decreased 11 percent to $714,000 from $797,000 in the first quarter of 2005. The decrease in these expenses between years reflects expense reduction efforts.

      Other intangible asset amortization expense decreased 51 percent from $174,000 in the first quarter of 2005 to $85,000 in the first quarter of 2006. The amortization period of the consulting contract intangible (from a previous acquisition) expired at the end of 2005 and explains the expense decrease between years.

      Net expense from other real estate owned ("OREO") operations in the first quarter of 2006 was a negative $224,000 reflecting net revenues compared to net expenses of $32,000 for the same period of 2005. In the first quarter of 2006, the corporation recognized a $232,000 gain on the sale of a commercial real estate OREO property previously charged off.

      Other expense was $1,397,000 in the first quarter of 2006 and $1,460,000 for the first quarter of 2005, a decrease of 4 percent. This improvement reflects decreases in insurance expense and check / debit card losses and reflects expense reduction efforts.

      The Corporation's efficiency ratio was 63.94 percent for the first quarter of 2006, compared to 72.27 percent for the first quarter of 2005. The additional $930,000 in core conversion expenses in the first quarter of 2006 increased the first quarter efficiency ratio by 368 basis points. The loss on the servicing sale and the loss on the sale of securities reduced non-interest income and had the effect of increasing the efficiency ratio for the first quarter of 2005 by 727 basis points.

Income Tax Expense (Benefit) from Continuing Operations

      Income tax expense for the first quarter of 2006 was $3,462,000 with an effective tax rate of 36.9 percent compared to first quarter 2005 income tax expense of $3,070,000 with an effective tax rate of 36.2 percent. The quarter to quarter increase in the effective income tax rate is the result of higher 2006 Indiana income taxes reflecting a higher concentration of Indiana income primarily due to the gain on the sale of the Bank's trust division.

Discontinued Operations

      On January 3, 2006, the Corporation and the Bank sold the assets related to its trust business ("Trust") to Marshall & Ilsley Trust Company, N. A., a subsidiary of Marshall & Ilsley Corporation and recorded an after-tax gain of $8,653,000. First Indiana may also receive future incentive payments over the next three years depending upon revenue growth. Trust income and expense have been presented as discontinued operations, and the results of operations and cash flows have been disclosed separately for all periods presented in the Consolidated Statements of Earnings, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements. Likewise, the assets of Trust have been reclassified to assets of discontinued operations on the Consolidated Balance Sheets. Prior to the announced sale, Trust was included in the community bank operating segment.

Financial Condition

      Total assets at March 31, 2006 were $2,035,657,000, an increase of $69,301,000 from $1,966,356,000 at December 31, 2005 and an increase of
$203,624,000 from $1,832,033,000 at March 31, 2005.

      Loans outstanding were $1,567,656,000 at March 31, 2006, compared to $1,567,186,000 at December 31, 2005, and $1,476,147,000 at March 31, 2005.

      Business loans increased to $546,425,000 at March 31, 2006, compared with $474,874,000 at March 31, 2005, a 15 percent increase. The increase in business loans is primarily due to the deliberate and continuing shift in the mix of loans in the Bank's portfolios to emphasize credits that match the Corporation's targeted risk profile and the expansion of the business loan portfolio through its business development programs.

      Commercial real estate loans at March 31, 2006 decreased less than 1 percent to $166,847,000 from $167,715,000 at December 31, 2005 and increased less than 1 percent from $166,798,000 one year ago. The Bank's portfolio of commercial real estate loans is predominately concentrated on properties located in the Bank's local market area or is loans to entities headquartered in the Indianapolis market. Growth in this portfolio has not met expectations due in part to strong competition in this market for clients that match the Bank's targeted risk profile.

      At March 31, 2006, the Bank's construction loans outstanding were $103,357,000, an increase of 12 percent over the December 31, 2005 balance of $92,451,000 and a 54 percent increase over the March 31, 2005 balance of $67,268,000. Since the sale of its non-Indiana residential construction loan business in 2004, the Bank's strategy has been to grow this portfolio through lending in the local market. Despite a highly competitive lending environment, this strategy has been successful in expanding lending relationships throughout central Indiana while meeting its targeted risk profile.

      Consumer loans outstanding totaled $488,697,000 at March 31, 2006, compared to $499,465,000 at December 31, 2005 and $495,762,000 at March 31,
2005. Consumer loans declined 2 percent from December 31, 2005, and 1 percent from March 31, 2005. The decrease in consumer loans in the first quarter of 2006 was largely due to historically high levels of payoffs in home equity lines of credit. The recent flat to inverted yield curve has produced a shift in consumer preference to longer term fixed-rate loans.

      Residential mortgage loans outstanding at March 31, 2006 totaled $262,330,000 compared to $262,340,000 at December 31, 2005 and $271,445,000 at
March 31, 2005, a decrease of 3 percent year to year and essentially unchanged since the end of 2005. Due to relatively low residential loan interest rates throughout 2005, First Indiana experienced significant loan prepayments in its residential loan portfolio. Prepayments in the fourth quarter of 2005 and the first quarter of 2006 slowed in response to a gradual increase in market interest rates.

      The Bank has pursued a strategy of building deposits, primarily through emphasizing commercial and retail relationship building. First Indiana's total deposits were $1,503,081,000 on March 31, 2006 compared to $1,449,276,000 at
December 31, 2005, an increase of 4 percent, and $1,383,294,000 at March 31, 2005, an increase of 9 percent. The shift in the Bank's funding sources from demand deposits to savings and certificates of deposit reflects a shift in our customers' preference for interest-bearing investments. This shift is the result of the overall rise in market rates combined with the competition for deposits in our local market as well as seasonal deposit flows at various times of the year.

      Borrowed funds totaled $321,752,000 at March 31, 2006, compared to $309,878,000 at December 31, 2005 and $240,306,000 at March 31, 2005. Included
in borrowed funds are client-based secured repurchase agreements ('repo sweeps'). Repo sweeps totalled $232,033,000 at March 31, 2006; an increase of 5 percent from repo sweeps of $220,732,000 at December 31, 2005 and a 76 percent increase from repo sweeps of $132,175,000 at March 31, 2005.

Capital

      At March 31, 2006, shareholders' equity was $175,741,000, or 8.63 percent of total assets, compared with $175,442,000, or 8.92 percent of total assets, at December 31, 2005 and $173,095,000, or 9.45 percent of total assets, at March 31, 2005. The decrease in the equity ratio at March 31, 2006 is due primarily to stock repurchases plus the growth in total assets. In the first quarter of 2006, the Corporation repurchased 430,000 shares of common stock under a program authorized by the Board of Directors that reduced shareholders' equity by $11,653,000. In addition, the Corporation paid first quarter 2006 dividends totaling $3,382,000. These equity reductions were partially offset by first quarter 2006 net income of $14,563,000. Also in the first quarter 2006, the bank issued 86,000 common shares due to option exercises and 72,000 common shares under restricted stock award agreements.

      On January 18, 2006, the Board of Directors approved a five-for-four stock split. The stock split was effective February 27, 2006, to shareholders of record as of February 13, 2006. All share and per share information herein has been restated to reflect the stock split.

      The Corporation paid a quarterly dividend of $0.20 per common share on March 15, 2006 to shareholders of record as of March 6, 2006, an increase of
38.9 percent over the quarterly dividend one year ago of $0.144. The Board of Directors of First Indiana Corporation declared on April 19, 2006, a quarterly dividend of $0.20 per share of common stock. The dividend will be paid June 15, 2006, to shareholders of record as of June 6, 2006. This is the 78th consecutive quarter First Indiana has paid a cash dividend.

      On April 19, 2006, the Board of Directors of the Corporation approved the repurchase, from time to time, on the open market of up to 1,000,000 outstanding shares of the Corporation's common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board's authorization has no expiration date.

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

      The following table shows the Corporation's and the Bank's capital levels and compliance with all capital requirements at March 31, 2006, December 31, 2005 and March 31, 2005. Additionally, the Bank exceeds the capital levels set by FDICIA for a bank to be considered well-capitalized.

(Dollars in Thousands)

                                                                                            Minimum                 To be
                                                                    Actual              Capital Adequacy       Well-Capitalized
                                                              -------------------     -------------------    --------------------
                                                               Amount      Ratio       Amount      Ratio      Amount       Ratio
                                                              --------    -------     --------    -------    --------     -------
March 31, 2006
   Leverage (Tier 1 Capital to Average Assets)
      First Indiana Corporation                               $169,508      8.82%     $ 76,872      4.00%         N/A       N/A
      First Indiana Bank, N.A                                  182,024      9.49        76,743      4.00     $ 95,929      5.00%
  Tier 1 Capital to Risk-Weighted Assets
      First Indiana Corporation                               $169,508     10.45%     $ 64,901      4.00%         N/A       N/A
      First Indiana Bank, N.A                                  182,024     11.24        64,903      4.00     $ 97,354      6.00%
  Total Capital to Risk-Weighted Assets
      First Indiana Corporation                               $212,263     13.08%     $129,802      8.00%         N/A       N/A
      First Indiana Bank, N.A                                  202,498     12.51       129,806      8.00     $162,257     10.00%

December 31, 2005
   Leverage (Tier 1 Capital to Average Assets)
      First Indiana Corporation                               $168,434      8.70%     $ 77,401      4.00%         N/A       N/A
      First Indiana Bank, N.A                                  182,509      9.45        77,283      4.00     $ 96,604      5.00%
  Tier 1 Capital to Risk-Weighted Assets
      First Indiana Corporation                               $168,434     10.78%     $ 62,495      4.00%         N/A       N/A
      First Indiana Bank, N.A                                  182,509     11.70        62,371      4.00     $ 93,556      6.00%
  Total Capital to Risk-Weighted Assets
      First Indiana Corporation                               $210,446     13.47%     $124,990      8.00%         N/A       N/A
      First Indiana Bank, N.A                                  202,248     12.97       124,742      8.00     $155,927     10.00%

March 31, 2005
   Leverage (Tier 1 Capital to Average Assets)
      First Indiana Corporation                               $163,807      9.06%     $ 72,297      4.00%         N/A       N/A
      First Indiana Bank, N.A                                  176,791      9.79        72,197      4.00     $ 90,246      5.00%
  Tier 1 Capital to Risk-Weighted Assets
      First Indiana Corporation                               $163,807     11.02%     $ 59,446      4.00%         N/A       N/A
      First Indiana Bank, N.A                                  176,791     11.92        59,340      4.00     $ 89,010      6.00%
  Total Capital to Risk-Weighted Assets
      First Indiana Corporation                               $204,978     13.79%     $118,891      8.00%         N/A       N/A
      First Indiana Bank, N.A                                  195,721     13.19       118,681      8.00     $148,351     10.00%

      The Corporation formed statutory trusts for the purpose of issuing trust preferred securities. These trust preferred securities are included in the Corporation's Tier 1 capital and total capital. In December 2003, FASB issued a revision of Interpretation No. 46 "Consolidation of Variable Interest Entities" that required the deconsolidation of these statutory trusts. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve issued a proposal to allow the continued inclusion of trust preferred securities in Tier 1 capital. There can be no assurances that the Federal Reserve Board will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

Liquidity

      First Indiana Corporation is a financial holding company and conducts substantially all of its operations through the Bank. The Corporation had no significant assets other than its investment in the Bank and a receivable of $6,542,000 due from the Bank at March 31, 2006.

      The Bank's primary source of funds is deposits, which were $1,503,081,000 at March 31, 2006, $1,449,276,000 at December 31, 2005, and $1,383,294,000 at
March 31, 2005. The Bank also relies on advances from the Federal Home Loan Bank of Indianapolis, repurchase agreements, loan payments, loan payoffs, and the sale of loans as sources of funds. Although the Bank continues to rely on deposits as its chief source of funds, the use of borrowed funds, including FHLB advances, continues to be an important component of the Bank's liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation's ability to meet consumer demand for liquidity or regulatory liquidity requirements.

      The Bank's primary use of funds is loans, which totaled $1,567,656,000 at March 31, 2006, $1,567,186,000 at December 31, 2005, and $1,476,147,000 at March
31, 2005. In addition, the Bank invests in short-term investments and securities available for sale.

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

      The Corporation uses a model that measures interest rate sensitivity to determine the impact on net interest income of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposit, estimated borrowing needs, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest rate sensitive instruments that are held to maturity or available for sale. The Corporation has no trading assets. Based on the information and assumptions in effect at March 31, 2006, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 3.0 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 4.2 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results.

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

      At March 31, 2006, First Indiana's six-month and one-year cumulative gap stood at a positive 3.55 percent and a positive 4.47 percent, respectively, of total interest-earning assets. This means that 3.55 and 4.47 percent of First Indiana's assets will reprice within six months and one year without a corresponding repricing of funding liabilities. This compares with a positive six-month gap of 7.41 percent and a positive one-year gap of 9.25 percent at December 31, 2005. The reduction of the six month cumulative gap at March 31, 2006 from the gap at December 31, 2005 is primarily the result of growth of savings deposits, certificates of deposit and short-term borrowings. The reduction of the one year cumulative gap at March 31, 2006 from the gap at December 31, 2005 is primarily the result of growth of certificates of deposit.

      The following table shows First Indiana's interest rate sensitivity at March 31, 2006 and December 31, 2005.

(Dollars in Thousands)

                                                                                            Over 180       Over One
                                                                 Percent      Within        Days to        Year to          Over
                                            Rate    Balance     of Total     180 Days       One Year      Five Years     Five Years
                                           ------  ----------   --------    ----------     ----------     ----------     ----------
Interest-Earning Assets
  Interest-Bearing
    Due from Banks                          4.50%  $    2,459      0.13%    $    2,459     $       --     $       --     $       --
  Federal Funds Sold                        4.65       75,000      3.91         75,000             --             --             --
  Securities Available
    for Sale                                5.11      248,769     12.95         17,877         75,831        155,061             --
  Other Investments                         4.62       26,540      1.38             --             --             --         26,540
  Loans (1)
    Business                                7.29      546,425     28.45        386,972         15,782        127,783         15,888
    Commercial Real
      Estate                                8.01      166,847      8.69        138,055          1,922         16,033         10,837
    Single-Family
      Construction                          7.94      103,357      5.38        103,357             --             --             --
    Consumer                                7.32      488,697     25.45        259,839         31,285        151,405         46,168
    Residential Mortgage                    5.05      262,330     13.66         63,785         34,854        134,804         28,887
                                                   ----------    ------     ----------     ----------     ----------     ----------
                                            6.66   $1,920,424    100.00%     1,047,344        159,674        585,086        128,320
                                                   ==========    ======     ----------     ----------     ----------     ----------

Interest-Bearing
  Liabilities
  Deposits
    Demand Deposits (2)                     0.79   $  184,921     11.56%        19,924             --             --        164,997
    Savings Deposits (2)                    2.96      529,550     33.12        473,913          1,427         11,413         42,797
    Certificates of
      Deposit under $100,000                4.21      303,119     18.96         72,192        107,772        123,155             --
    Certificates of
      Deposit $100,000
      or Greater                            4.60      259,631     16.24        181,061         32,833         45,737             --
                                                   ----------    ------     ----------     ----------     ----------     ----------
                                            3.28    1,277,221     79.88        747,090        142,032        180,305        207,794

  Borrowings
    Short-Term Borrowings                   3.82      232,033     14.51        232,033             --             --             --
    FHLB Advances                           4.84       42,907      2.68             --             --         35,710          7,197
    Subordinated Notes                      7.20       46,812      2.93             --             --         46,812             --
                                                   ----------    ------     ----------     ----------     ----------     ----------
                                            3.51    1,598,973    100.00%       979,123        142,032        262,827        214,991
                                                                 ======

Net - Other (3)                                       321,451                       --             --             --        321,451
                                                   ----------               ----------     ----------     ----------     ----------
    Total                                          $1,920,424                  979,123        142,032        262,827        536,442
                                                   ==========
                                                                            ----------     ----------     ----------     ----------
Rate Sensitivity Gap                                                        $   68,221     $   17,642     $  322,259     $ (408,122)
                                                                            ==========     ==========     ==========     ==========

March 31, 2006 - Cumulative
  Rate Sensitivity Gap                                                      $   68,221     $   85,863     $  408,122
                                                                            ==========     ==========     ==========

Percent of Total
  Interest-Earning Assets                                                         3.55%          4.47%         21.25%
                                                                            ==========     ==========     ==========

December 31, 2005 -
  Cumulative Rate
  Sensitivity Gap                                                           $  136,403     $  170,253     $  482,089
                                                                            ==========     ==========     ==========

Percent of Total
  Interest-Earning Assets                                                         7.41%          9.25%         26.20%
                                                                            ==========     ==========     ==========

(1) The distribution of fixed-rate loans and mortgage-backed securities is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable-rate loans is based on the earliest repricing date for each loan. Included in loans are $29.9 million of consumer loans and $322,000 of residential loans held for sale.

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

(3) Net - Other is the excess of non-interest-bearing liabilities and shareholders' equity over non-interest-earning assets.

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

      As of the end of the period covered by this Report on Form 10-Q, First Indiana evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of management, including its chief executive officer and chief financial officer. The evaluation of First Indiana's disclosure controls and procedures included a review of the controls' objectives and design, First Indiana's implementation of the controls and the effect of the controls on the information generated for use in this Form 10-Q. Included as exhibits to this Form 10-Q are "Certifications" of First Indiana's chief executive officer and chief financial officer in accordance with Rule 13a-14 of the Securities Exchange Act of 1934. This Controls and Procedures section of the Form 10-Q includes the information concerning the controls evaluation referred to in Rule 13a-15, and it should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

      First Indiana's management, including the chief executive officer and chief financial officer, does not expect that the Corporation's disclosure controls and procedures will prevent all errors. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.

      During the most recent fiscal quarter, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, First Indiana's internal control over financial reporting.

      Based upon their evaluation as of the end of the period covered by this Report on Form 10-Q, First Indiana's chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the Corporation's disclosure controls and procedures are effective to ensure that material information relating to the Corporation is made known to management, including the chief executive officer and chief financial officer, particularly during the period when the Corporation's periodic reports are being prepared.

Part II Other Information

Items 1 and 3 are not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      There were no equity securities of the Corporation sold by the Corporation during the period covered by the report that were not registered under the Securities Act.

            ISSUER PURCHASES OF FIRST INDIANA COMMON STOCK SECURITIES

                                                                                                  Maximum Number (or
                                              Total                        Total Number of     Approximate Dollar Value)
                                            Number of                     Shares (or Units)    of Shares (or Units) that
                                            Shares (or                  Purchased as Part of     May Yet Be Purchased
                                              Units)     Average Price   Publicly Announced       Under the Plans
                                            Purchased   Paid per Share   Plans or Programs          or Programs
              Period                         (1) (2)       (or Unit)             (2)                    (2)
-------------------------------------       ----------  --------------  --------------------   -------------------------
January 1, 2006 to January 31, 2006          168,011        $ 27.75           167,965                 265,936

February 1, 2006 to February 28, 2006        261,792        $ 26.71           261,792                   4,144

March 1, 2006 to March 31, 2006                  196        $ 27.45                --                   4,144
                                             -------        -------           -------                 -------
Total                                        429,999        $ 27.12           429,757                   4,144
                                             -------        -------           -------                 -------

(1) Shares of common stock are purchased by the Corporation in the open market and held in trust for certain of the Corporation's Directors under the Director's Deferred Fee Plan described in the Corporation's Proxy Statement. In the first quarter of 2006, 242 shares were purchased under this plan.

(2) On April 19, 2006, the Board of Directors of the Corporation approved the repurchase, from time to time, on the open market of up to 1,000,000 outstanding shares of the Corporation's common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board's authorization has no expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held April 19, 2006.

Proposal No. 1: Election of Directors. The following directors were elected at this meeting:

                                                   Votes For      Votes Withheld
                                                   ---------      --------------
Anat Bird                                          8,918,352        2,278,629
William G. Mays                                    9,014,835        2,182,146
Gerald L. Bepko                                    8,995,332        2,201,649

Item 5. Other Information

      This Quarterly Report contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management's views as of any subsequent date. The forward-looking statements are based on management's expectations and are subject to a number of risks and uncertainties. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates; failure of the Indiana and/or national economies to continue to improve; failure to attract and retain a sufficient amount of deposits; delay in or inability to execute strategic initiatives designed to grow revenues and/or reduce expenses; the retention of key employees and customers; new or existing litigation; losses, customer bankruptcy, claims and assessments; new legal obligations or restrictions; changes in accounting, tax, or regulatory practices or requirements. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements is available in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, and subsequent filings with the United Stated Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC's Web site at http://www.sec.gov or on the Corporation's web site at http://www.FirstIndiana.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

      There have been no material changes to the procedures by which security holders may recommend nominees to First Indiana's Board of Directors since First Indiana's last disclosure with respect to such procedures.

Item 6. Exhibits

            3.1 Articles of Incorporation of First Indiana Corporation, incorporated by reference to Exhibit 3(a) of the Registrant's Form 10-K filed on March 12, 2001.

            3.2 Amended and Restated Bylaws of First Indiana Corporation, incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on April 25, 2005.

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

                                           First Indiana Corporation

May 4, 2006                                /s/ Robert H. Warrington
                                           -------------------------------------
                                           Robert H. Warrington
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

May 4, 2006                                /s/ William J. Brunner
                                           -------------------------------------
                                           William J. Brunner
                                           Chief Financial Officer
                                           (Principal Financial Officer)