Form 10-Q
period 2006-06-30
FIRST INDIANA CORP
filed 2006-08-09
CIK 789670

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

or

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

Large accelerated filer |_|	Accelerated filer |X|	Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On July 31, 2006, the registrant had 16,691,264 shares of common stock outstanding, $0.01 par value.

FIRST INDIANA CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)

	June 30 2006 (Unaudited)	December 31 2005	June 30 2005 (Unaudited)
Assets
Cash	$ 70,322	$ 49,903	$ 64,189
Interest-Bearing Due from Banks	10,885	3,151	8,616
Federal Funds Sold	—	10,000	—

Cash and Cash Equivalents	81,207	63,054	72,805
Securities Available for Sale	244,425	232,976	226,391
Other Investments	26,540	26,540	26,540
Loans
Business	614,725	545,215	504,062
Commercial Real Estate	162,980	167,715	163,963
Single-Family Construction	120,394	92,451	82,529
Consumer	492,771	499,465	500,980
Residential Mortgage	269,810	262,340	270,176

Total Loans	1,660,680	1,567,186	1,521,710
Allowance for Loan Losses	(36,274)	(39,168)	(46,969)

Net Loans	1,624,406	1,528,018	1,474,741
Premises and Equipment	25,940	24,272	24,122
Accrued Interest Receivable	10,971	10,474	8,942
Goodwill	30,682	30,682	30,682
Other Intangible Assets	3,035	3,206	3,554
Assets of Discontinued Operations	—	1,020	993
Other Assets	41,494	46,114	46,097

Total Assets	$ 2,088,700	$ 1,966,356	$ 1,914,867

Liabilities
Non-Interest-Bearing Deposits	$ 247,812	$ 268,682	$ 292,124
Interest-Bearing Deposits
Demand Deposits	179,541	229,876	222,169
Savings Deposits	618,027	489,713	470,145
Certificates of Deposit	533,694	461,005	458,732

Total Interest-Bearing Deposits	1,331,262	1,180,594	1,151,046

Total Deposits	1,579,074	1,449,276	1,443,170
Short-Term Borrowings	220,545	220,732	178,891
Federal Home Loan Bank Advances	44,682	42,365	42,347
Subordinated Notes	46,843	46,781	46,719
Accrued Interest Payable	2,474	1,830	1,959
Advances by Borrowers for Taxes and Insurance	1,083	873	960
Other Liabilities	19,839	29,057	24,282

Total Liabilities	1,914,540	1,790,914	1,738,328

Shareholders' Equity
Preferred Stock, $.01 Par Value: 2,000,000 Shares
Authorized; None Issued	—	—	—
Common Stock, $.01 Par Value: 33,000,000 Shares
Authorized; Issued: 2006 - 20,444,887 Shares;
2005 - 20,284,569 and 20,101,930 Shares, respectively	204	202	201
Capital Surplus	16,756	16,153	12,837
Retained Earnings	220,370	204,089	195,354
Accumulated Other Comprehensive Loss	(4,481)	(3,077)	(1,371)
Treasury Stock at Cost: 2006 - 3,750,811 Shares;
2005 - 3,121,165 and 2,704,379 Shares, respectively	(58,689)	(41,925)	(30,482)

Total Shareholders' Equity	174,160	175,442	176,539

Total Liabilities and Shareholders' Equity	$ 2,088,700	$ 1,966,356	$ 1,914,867

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Interest Income
Interest-Bearing Due from Banks	$ 120	$ 21	$ 223	$ 77
Federal Funds Sold	137	13	184	32
Securities Available for Sale	2,471	2,134	4,915	4,033
Dividends on Other Investments	351	283	700	558
Loans	28,969	23,580	56,157	45,428

Total Interest Income	32,048	26,031	62,179	50,128
Interest Expense
Deposits	10,514	6,135	18,934	11,230
Short-Term Borrowings	2,288	971	4,527	1,725
Federal Home Loan Bank Advances	664	847	1,444	1,916
Subordinated Notes	841	840	1,679	1,679

Total Interest Expense	14,307	8,793	26,584	16,550

Net Interest Income	17,741	17,238	35,595	33,578
Provision for Loan Losses	(1,350)	(650)	(1,600)	(3,200)

Net Interest Income after Provision for Loan Losses	19,091	17,888	37,195	36,778
Non-Interest Income
Deposit Charges	4,126	4,284	7,989	8,075
Loan Servicing Income	—	47	—	56
Loan Fees	479	459	987	1,010
Investment Product Sales Commissions	187	117	408	261
Sale of Loans	2,056	2,725	4,109	5,270
Sale of Loan Servicing	—	1	—	(1,707)
Net Investment Securities Loss	—	—	—	(813)
Other	430	617	1,225	1,130

Total Non-Interest Income	7,278	8,250	14,718	13,282
Non-Interest Expense
Salaries and Benefits	9,310	9,573	19,017	18,682
Net Occupancy	1,003	1,328	1,952	2,336
Equipment	1,441	1,299	3,600	2,634
Professional Services	943	954	1,824	1,908
Marketing	502	700	1,006	1,277
Telephone, Supplies, and Postage	699	761	1,413	1,557
Other Intangible Asset Amortization	85	174	171	348
OREO Expenses	39	58	(186)	90
Other	1,451	1,473	2,848	2,934

Total Non-Interest Expense	15,473	16,320	31,645	31,766

Income from Continuing Operations	10,896	9,818	20,268	18,294
Income Taxes	4,193	3,691	7,655	6,761

Income from Continuing Operations, Net of Taxes	6,703	6,127	12,613	11,533
Discontinued Operations
Income from Discontinued Operations	—	264	14,254	627
Income Taxes	—	108	5,601	255

Income from Discontinued Operations, Net of Taxes	—	156	8,653	372

Net Income	$ 6,703	$ 6,283	$ 21,266	$ 11,905

Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.41	$ 0.36	$ 0.76	$ 0.67
Income from Discontinued Operations, Net of Taxes	—	0.01	0.52	0.02

Net Income	$ 0.41	$ 0.37	$ 1.28	$ 0.69

Diluted Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.40	$ 0.35	$ 0.75	$ 0.66
Income from Discontinued Operations, Net of Taxes	—	0.01	0.50	0.02

Net Income	$ 0.40	$ 0.36	$ 1.25	$ 0.68

Dividends Per Common Share	$ 0.200	$ 0.144	$ 0.400	$ 0.288

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Shareholders’ Equity
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	Outstanding Shares	Amount
Balance at December 31, 2005	17,163,404	$ 202	$ 16,153	$ 204,089	$(3,077)	$(41,925)	$ 175,442
Comprehensive Income:
Net Income	—	—	—	21,266	—	—	21,266
Unrealized Loss on Securities
Available for Sale of $1,897
Net of Income Taxes and
Reclassification Adjustment
of $0, Net of Income Taxes	—	—	—	—	(1,147)	—	(1,147)
Excess Unfunded Accumulated
Pension Benefit Obligation	—	—	—	—	(257)	—	(257)

Total Comprehensive Income							19,862
Dividends on Common Stock
- $0.40 per share	—	—	—	(6,720)	—	—	(6,720)
Exercise of Stock Options	89,638	1	937	—	—	—	938
Purchase of Vested Stock Options	—	—	(52)	—	—	—	(52)
Redemption of Common Stock	(2,750)	—	(77)	—	—	—	(77)
Payment for Fractional Shares	(400)	—	(11)	—	—		(11)
Tax Benefit of Option Compensation	—	—	575	—	—	—	575
Common Stock Issued under
Deferred Compensation Plan	—	—	(11)	—	—	—	(11)
Common Stock to Be Issued under
Stock Incentive Plans	—	—	868	(695)	—	—	173
Common Stock Issued under
Restricted Stock Plans	75,078	1	—	—	—	—	1
Common Stock Cancelled under
Restricted Stock Plans	(1,249)	—	—	—	—	—	—
Amortization of Restricted
Common Stock	—	—	(1,775)	2,430	—	—	655
Stock Option Expense	—	—	147	—	—	—	147
Purchase of Treasury Stock	(629,756)	—	—	—	—	(16,765)	(16,765)
Reissuance of Treasury Stock	111	—	2	—	—	1	3

Balance at June 30, 2006	16,694,076	$ 204	$ 16,756	$ 220,370	$(4,481)	$(58,689)	$ 174,160

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	Outstanding Shares	Amount
Balance at December 31, 2004	17,528,479	$ 200	$ 10,008	$ 188,424	$(1,398)	$(25,091)	$ 172,143
Comprehensive Income:
Net Income	—	—	—	11,905	—	—	11,905
Unrealized Loss on Securities
Available for Sale of $768
Net of Income Taxes and
Reclassification Adjustment
of $(492), Net of Income Taxes	—	—	—	—	27	—	27

Total Comprehensive Income							11,932
Dividends on Common Stock
- $0.36 per share	—	—	—	(5,033)	—	—	(5,033)
Exercise of Stock Options	137,171	1	1,473	—	—	—	1,474
Redemption of Common Stock	(8,141)	—	(157)	—	—	—	(157)
Tax Benefit of Option Compensation	—	—	172	—	—	—	172
Common Stock Issued under
Deferred Compensation Plan	—	—	(5)	—	—	—	(5)
Common Stock to Be Issued under
Stock Incentive Plans	—	—	—	395	—	—	395
Common Stock Issued under
Restricted Stock Plans	9,000	—	214	(214)	—	—	—
Common Stock Cancelled under
Restricted Stock Plans	(938)	—	(17)	17	—	—	—
Amortization of Restricted
Common Stock	—	—	1,113	(140)	—	—	973
Purchase and Retirement of
Common Stock	—	—	(23)	—	—	—	(23)
Purchase of Treasury Stock	(272,750)	—	—	—	—	(5,416)	(5,416)
Reissuance of Treasury Stock	4,730	—	59	—	—	25	84

Balance at June 30, 2005	17,397,551	$ 201	$ 12,837	$ 195,354	$(1,371)	$(30,482)	$ 176,539

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Six Months Ended June 30
	2006	2005
		Revised - See Note 1
Cash Flows from Operating Activities
Net Income	$ 21,266	$ 11,905
Income from Discontinued Operations,
Net of Taxes	8,653	372

Income from Continuing Operations,
Net of Taxes	12,613	11,533
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities
Gain on Sale of Loans, Investments,
Premises and Equipment, and
Mortgage Servicing Assets, Net	(4,272)	(2,637)
Amortization of Premium, Discount,
and Intangibles, Net	960	3,074
Stock Option Expense	147	—
Depreciation and Amortization of
Premises and Equipment	1,363	1,310
Amortization of Net Deferred Loan Fees	603	1,388
Provision for Loan Losses	(1,600)	(3,200)
Origination of Loans Held for Sale,
Net of Principal Collected	(143,811)	(160,158)
Proceeds from Sale of Loans Held
for Sale	162,790	179,329
Proceeds from Sale of Loan Servicing
Assets	—	2,392
Stock Compensation	174	395
Change in:
Accrued Interest Receivable	(497)	(748)
Other Assets	4,994	(2,209)
Accrued Interest Payable	644	141
Other Liabilities	(9,217)	(4,782)
Operating Cash Flows of Discontinued
Operations	(381)	374

Net Cash Provided by Operating Activities	24,510	26,202

Cash Flows from Investing Activities
Proceeds from Sale of Securities
Available for Sale	—	35,712
Proceeds from Maturities of Securities
Available for Sale	8,572	39,318
Purchase of Securities Available
for Sale	(22,029)	(86,029)
Principal Collected on Loans, Net of
Originations	(111,755)	(46,876)
Proceeds from Sale of Loans and OREO	1,616	8,960
Investment in Limited Partnership	—	(571)
Investment in Bank-Owned Life Insurance	—	(6,300)
Purchase of Premises and Equipment	(2,868)	(766)
Proceeds from Sale of Premises
and Equipment	—	3
Investing Cash Flows of Discontinued
Operations	10,054	—

Net Cash Provided (Used) by Investing
Activities	(116,410)	(56,549)

Cash Flows from Financing Activities
Net Change in Deposits	129,833	72,569
Net Change in Short-Term Borrowings	(187)	16,683
Net Change in Advances by Borrowers
for Taxes and Insurance	210	(215)
Repayment of Federal Home Loan Bank
Advances	(255,751)	(437,132)
Borrowings of Federal Home Loan Bank
Advances	258,068	365,000
Tax Benefit of Option Compensation	575	172
Stock Option Proceeds	861	1,317
Restricted Shares Issued	1	—
Deferred Compensation	(11)	(5)
Purchase of Common Stock	—	(23)
Purchase of Treasury Stock	(16,765)	(5,416)
Purchase of Vested Stock Options	(52)	—
Payment of Fractional Shares	(11)	—
Reissuance of Treasury Stock	3	84
Dividends Paid	(6,721)	(5,033)

Net Cash Provided (Used) by Financing
Activities	110,053	8,001

Net Change in Cash and Cash Equivalents	18,153	(22,346)
Cash and Cash Equivalents at Beginning
of Year	63,054	95,151

Cash and Cash Equivalents at End of Period	$ 81,207	$ 72,805

See Notes to Condensed Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

Note 1 – Basis of Presentation

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (comprising normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements include the accounts of First Indiana Corporation and its subsidiaries (“First Indiana” or “Corporation”). The principal subsidiary of the Corporation is First Indiana Bank and its subsidiaries (“Bank”). A summary of the Corporation’s significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Note 2 – Earnings Per Share

        The following table presents the calculation of basic and diluted earnings per share. Diluted earnings per share were not adjusted for anti-dilutive option shares since the exercise price for all outstanding options was less than the average market price for all periods presented.

(Dollars in Thousands, except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Basic Earnings Per Share
Income from Continuing Operations,
Net of Taxes (Numerator)	$ 6,703	$ 6,127	$ 12,613	$ 11,533
Average Basic Shares Outstanding (Denominator)	16,527,680	17,197,529	16,645,297	17,261,149
Basic Earnings Per Share, Income from
Continuing Operations, Net of Taxes	$ 0.41	$ 0.36	$ 0.76	$ 0.67

Diluted Earnings Per Share
Income From Continuing Operations,
Net of Taxes (Numerator)	$ 6,703	$ 6,127	$ 12,613	$ 11,533
Average Basic Shares Outstanding	16,527,680	17,197,529	16,645,297	17,261,149
Add: Dilutive Effect of Stock Options,
Deferred Shares and Restricted Stock
	384,108	338,586	406,723	329,751

Average Diluted Shares Outstanding (Denominator)	16,911,788	17,536,115	17,052,020	17,590,900
Diluted Earnings Per Share, Income from
Continuing Operations, Net of Taxes	$ 0.40	$ 0.35	$ 0.75	$ 0.66

Note 3 – Stock-Based Compensation

        Under the First Indiana Corporation 2004 Executive Compensation Plan (“2004 Plan”), First Indiana is authorized to provide cash and non-cash incentives (which may be options, restricted stock, or specified other stock-based awards) to its executives, key employees, and directors. At June 30, 2006, 881,253 stock-based award shares were available for grant under this plan. Effective January 1, 2006, First Indiana adopted Statement of Financial Accounting Standard 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). The cumulative effect of adopting SFAS 123R was not material to First Indiana’s financial position, results of operations or cash flows. Prior to adoption of SFAS 123R, First Indiana accounted for these awards under recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.

        Stock Option Awards — The maximum term on all options issued has been five years or ten years and each option has fully vested at the end of a period ranging from one to five years from the date of grant. Optionees may elect to fund their option exercises with stock they currently own. In that event, the Corporation either cancels the stock certificates received from the optionee in the stock swap transaction or issues a new certificate for the net number of additional shares. Upon the exercise of an option, the Corporation issues new common shares. All options currently outstanding are subject only to the optionee’s continuous service. For measuring compensation cost, stock options are valued at their grant date using the Black-Scholes option pricing model.

        A summary of the status of First Indiana’s stock option plans as of June 30, 2006 and changes during the six month period then ended is presented below. Included in the forfeited and expired totals are option shares originally granted to associates of the Bank’s trust operations.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at Beginning of Period	972,359	$14.09
Granted	—	—
Exercised	(89,628)	10.46
Forfeited	(47,801)	14.66
Expired	(4,196)	15.10

Outstanding at End of Period	830,734	$14.44	5.24	$9,625

Options Exercisable at End of Period	573,211	$14.22	4.47	$6,772

Fully-vested Options and Options
Expected to Vest	819,415	$14.44	0.35	$9,498

        The intrinsic value of stock option awards exercised in the six months ended June 30, 2006 was $1,469,000. The intrinsic values of stock option awards exercised were based on the closing prices of the Corporation’s common shares on the dates of the exercise.

        Restricted Stock Awards — Restricted stock awards are subject to forfeiture upon either a failure to meet certain specified performance objectives or continuous employment is interrupted or terminated prior to the vesting of the award. These awards vest over terms ranging from three to eight years. For measuring compensation cost, restricted stock awards are valued based upon the market value of the common shares on the date of grant. A summary of the status of First Indiana’s restricted stock awards as of June 30, 2006 and changes during the six month period then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (Years)	Unrecognized Compensation Cost (in Thousands)
Outstanding at Beginning of Period	222,618	$16.87
Awarded	75,078	26.87
Released	(52,611)	16.26
Forfeited	(1,249)	21.13

Outstanding at End of Period	243,836	$20.06	2.77	$3,101

        The total fair value of restricted stock awards released was $1,387,000 and $355,000 for the six months ended June 30, 2006 and June 30, 2005, respectively.

        Deferred Share Awards – Deferred share awards are subject to forfeiture upon either a failure to meet certain specified performance objectives or continuous employment is interrupted or terminated prior to the vesting of the award. These awards vest over terms ranging from three to eight years. As part of their compensation, non-employee members of the Corporation’s Board of Directors also receive deferred shares. These deferred shares vest in one year and earn dividend equivalents in the form of additional deferred shares at the same rate as dividends are paid on the Corporation’s common stock. For measuring compensation cost, deferred shares are valued based upon the market value of the related common shares on the grant date. A summary of the status of First Indiana’s deferred stock awards as of June 30, 2006 and changes during the six month period then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in Thousands)	Unrecognized Compensation Cost (in Thousands)
Outstanding at Beginning of Period	31,967	$—
Granted	26,389	—
Exercised	—	—
Forfeited	—	—

Outstanding at End of Period	58,356	$—	1.33	$1,519	$615

Exercisable at End of Period	7,059	$—	—	$ 184

        At June 30, 2006, the total compensation cost for non-vested awards (stock options, restricted stock and deferred share awards) was $6,569,000. The weighted average period over which this compensation cost will be recognized is 3.30 years.

        The following table illustrates the effect on net earnings and earnings per share for the three and six months ended June 30, 2005 if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to stock-based employee compensation.

(Dollars in Thousands, except Per Share Data)

	Three Months Ended June 30	Six Months Ended June 30
	2005	2005
Net Income, As Reported	$ 6,283	$ 11,905
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	578	858
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(202)	(516)

Pro Forma Net Income	$ 6,659	$ 12,247

Basic Earnings Per Share
As Reported	$ 0.37	$ 0.69
Pro Forma	0.39	0.71
Diluted Earnings Per Share
As Reported	$ 0.36	$ 0.68
Pro Forma	0.38	0.70

        The following table illustrates the effect on net income for the three and six months ended June 30, 2006 of the Corporation’s stock-based compensation plan under SFAS 123R.

(Dollars in Thousands)

	Three Months Ended June 30	Six Months Ended June 30
	2006	2006
Total Cost of Stock-Based
Payment Plans	$ 515	$ 1,028
Amount of Related Income Tax
Benefit Included in Income	(181)	(356)

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

Note 5 – Segment Reporting

        The Corporation’s business units are primarily organized to operate in the financial services industry and are determined by the products and services offered. The community bank segment includes the Bank’s branch network, investment and insurance subsidiary, and home equity, installment, and residential loans originated and purchased for the Bank’s portfolio. The community bank segment also includes business, single-family construction, and commercial real estate loans, and traditional cash management services for business customers. The consumer finance segment originates and sells home equity loans and holds home equity loans originated for sale. Non-segment includes investment portfolio management, the servicing of all loans and deposits, the parent company activities and other items not directly attributable to a specific segment. Revenues in the Corporation’s segments are generated from loans, loan sales, and fee income. There are no foreign operations. Prior to their classification as discontinued operations, the Trust Division was disclosed as part of the community bank segment.

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

Segment Reporting
(Dollars in Thousands)

	Community Bank	Consumer Finance	All Other	Consolidated Totals
Second Quarter 2006
Average Segment Assets	$ 1,567,355	$ 36,480	$ 394,931	$ 1,998,766
Net Interest Income (Expense) (1)	15,336	442	1,963	17,741
Provision for Loan Losses	(1,350)	—	—	(1,350)
Non-Interest Income	4,844	2,007	427	7,278
Intangible Amortization	(85)	—	—	(85)
Other Non-Interest Expense	(5,894)	(368)	(9,126)	(15,388)
Intersegment Income (Expense) (2)	(4,844)	477	4,367	—

Earnings (Loss) from Continuing
Operations before Income Taxes	$ 10,707	$ 2,558	$ (2,369)	$ 10,896

Second Quarter 2005
Average Segment Assets	$ 1,460,414	$ 44,661	$ 380,992	$ 1,886,067
Net Interest Income (Expense) (1)	15,765	564	909	17,238
Provision for Loan Losses	(650)	—	—	(650)
Non-Interest Income	5,044	2,660	546	8,250
Intangible Amortization	(174)	—	—	(174)
Other Non-Interest Expense	(6,525)	(919)	(8,702)	(16,146)
Intersegment Income (Expense) (2)	(4,704)	641	4,063	—

Income (Loss) from Continuing
Operations before Income Taxes	$ 10,056	$ 2,946	$ (3,184)	$ 9,818

Year to Date 2006
Average Segment Assets	$ 1,547,844	$ 36,980	$ 392,459	$ 1,977,283
Net Interest Income (Expense) (1)	30,846	914	3,835	35,595
Provision for Loan Losses	(1,600)	—	—	(1,600)
Non-Interest Income	9,651	4,027	1,040	14,718
Intangible Amortization	(171)	—	—	(171)
Other Non-Interest Expense	(11,388)	(1,374)	(18,712)	(31,474)
Intersegment Income (Expense) (2)	(8,763)	632	8,131	—

Income (Loss) from Continuing
Operations before Income Taxes	$ 21,775	$ 4,199	$ (5,706)	$ 20,268

Year to Date 2005
Average Segment Assets	$ 1,449,066	$ 41,740	$ 373,242	$ 1,864,048
Net Interest Income (Expense) (1)	31,103	1,184	1,291	33,578
Provision for Loan Losses	(3,200)	—	—	(3,200)
Non-Interest Income	9,669	5,192	(1,579)	13,282
Intangible Amortization	(348)	—	—	(348)
Other Non-Interest Expense	(12,185)	(1,911)	(17,322)	(31,418)
Intersegment Income (Expense) (2)	(11,493)	1,072	10,421	—

Income (Loss) from Continuing
Operations before Income Taxes	$ 19,946	$ 5,537	$ (7,189)	$ 18,294

(1)	The net interest income amounts in the segment results reflect the actual interest income and expense from segment activities and amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.
(2)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are eliminated from the Corporation’s actual results.

Note 6 – Certain Employee Benefit Plans

        The net periodic benefit cost of the supplemental pension benefit plan and the postretirement medical, dental, and life insurance programs included in the results of operations is as follows. Unrecognized prior service amounts and unrecognized net gains and losses for all plans are amortized using the straight-line method.

(Dollars in Thousands)

	Supplemental Pension Benefits		Postretirement Benefits
	Three Months Ended June 30		Three Months Ended June 30
	2006	2005	2006	2005
Service Cost	$ 76	$100	$ 4	$ 4
Interest Cost	133	109	13	8
Expected Return on Plan Assets	—	—	—	—
Amortization of Net (Gain) or Loss	16	32	(15)	(30)
Amortization of Prior Service Cost	15	22	—	—
Amortization of Transition Obligation	3	3	—	—
Adjustment for Growth of Notional Balance	(1)	107	—	—

Total Net Periodic Benefit Cost	$ 242	$373	$ 2	$(18)

	Supplemental Pension Benefits		Postretirement Benefits
	Six Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Service Cost	$ 152	$152	$ 8	$ 8
Interest Cost	265	265	26	26
Expected Return on Plan Assets	—	—	—	—
Amortization of Net (Gain) or Loss	32	32	(30)	(30)
Amortization of Prior Service Cost	31	31	—	—
Amortization of Transition Obligation	6	6	—	—
Adjustment for Growth of Notional Balance	230	107	—	—

Total Net Periodic Benefit Cost	$ 716	$593	$ 4	$ 4

Note 7 – Loan Servicing Rights, Goodwill, and Other Intangible Assets

        The following table shows the change in the carrying amount of loan servicing rights.

(Dollars in Thousands)

	Six Months Ended June 30
	2006	2005
Balance at Beginning of Period	$—	$ 4,260
Additions	—	—
Amortization of Servicing Rights	—	(421)
Sale of Loan Servicing Rights	—	(3,878)
Change in Valuation Allowance	—	39

Balance at End of Period	$—	$ —

        In March 2005, the Bank sold its loan servicing rights and recognized a net loss of $1,708,000.

        Goodwill at June 30, 2006 and 2005 was $30,682,000 all of which was assigned to the community bank segment.

        The following table summarizes the carrying amount of other intangible assets at June 30, 2006, December 31, 2005, and June 30, 2005.

(Dollars in Thousands)

	Core Deposit Intangible	Non-compete Agreement Intangible	Total Other Intangible Assets
Gross Carrying Amount	$ 4,357	$ 1,000	$ 5,357
Less: Accumulated Amortization	(1,322)	(1,000)	(2,322)

Net Carrying Amount at June 30, 2006	$ 3,035	$ —	$ 3,035

Gross Carrying Amount	$ 4,357	$ 1,000	$ 5,357
Less: Accumulated Amortization	(1,151)	(1,000)	(2,151)

Net Carrying Amount at December 31, 2005	$ 3,206	$ —	$ 3,206

Gross Carrying Amount	$ 4,357	$ 1,000	$ 5,357
Less: Accumulated Amortization	(970)	(833)	(1,803)

Net Carrying Amount at June 30, 2005	$ 3,387	$ 167	$ 3,554

        Projected annual intangible amortization for the years 2006 through 2010 is $342,000, $321,000, $300,000, $280,000, and $260,000 respectively.

Note 8 – Obligations under Guarantees and Commitments and Contingencies

        As of June 30, 2006, the Corporation had issued $26,285,000 in standby letters of credit, predominately with remaining terms of three years or less. The Corporation has recognized a liability at June 30, 2006, December 31, 2005, and June 30, 2005 of $85,000, $128,000, and $151,000 respectively, relating to these commitments.

        At June 30, 2006, December 31, 2005, and June 30, 2005, the Corporation had a reserve of $442,000 included in other liabilities for losses on off-balance sheet credit exposures.

        The Bank maintains back up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit.

Note 9 – Discontinued Operations

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

        Results of operations for Trust were as follows:

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30 2006	June 30 2005	June 30 2006	June 30 2005
Non-Interest Income
Trust Fees	$—	$906	$ —	$1,834
Gain on Sale of Trust Operations	—	—	14,882	—

Total Non-Interest Income	—	906	14,882	1,834

Non-Interest Expense
Salaries and Benefits	—	409	618	770
Net Occupancy	—	39	1	71
Equipment	—	12	—	23
Professional Services	—	137	9	239
Marketing	—	—	—	—
Telephone, Supplies, and Postage	—	7	4	18
Other	—	38	(4)	86

Total Non-Interest Expense	—	642	628	1,207

Income before Tax	—	264	14,254	627
Income Tax	—	108	5,601	255

Net Income	$—	$156	$ 8,653	$ 372

        The following is summarized financial information for Trust:

(Dollars in Thousands)

June 30 2005
Assets
Premises and Equipment	$150
Other Assets	843

Total Assets	$993

Note 10 – Recently Issued Accounting Pronouncements

        In the first quarter of 2006, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards (“SFAS” “Statement”).

        SFAS No.155 “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140” amended prior statements by providing options for fair value measurement of certain financial instruments. The statement is effective for all financial instruments acquired or issued after an entity’s first fiscal year that begins after September 15, 2006. The Corporation does not expect the adoption of SFAS 155 to have a material impact to First Indiana’s financial condition, results of operations, or cash flows.

        SFAS No.156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140" enables companies to use mark-to-market accounting for servicing rights resulting in reporting that is similar to fair-value hedge accounting, but without the effort and system costs needed to identify effective hedging instruments and document hedging relationships. The Corporation adopted SFAS 156 in the first quarter of 2006 with no impact to First Indiana’s financial condition, results of operations, or cash flows.

        In July 2006, the Financial Accounting Standards Board issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which is effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with FAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Corporation will be reviewing and evaluating FIN 48, and therefore the impact of its adoption to First Indiana’s financial condition, results of operations, or cash flows is not yet known.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        This Quarterly Report contains forward-looking statements. See ‘Item 5. Other Information’ within this report for further information on the risks and uncertainties associated with forward-looking statements.

        This section of this Quarterly Report discusses the financial condition and results of operations of the Corporation for the three and six months ended June 30, 2006 and serves to update the 2005 Annual Report on Form 10-K (“Form 10-K”). This section should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated financial statements and notes presented in this Form 10-Q.

Financial Highlights
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	June 30 2006	June 30 2005	June 30 2006	June 30 2005
Net Interest Income	$ 17,741	$ 17,238	$ 35,595	$ 33,578
Provision for Loan Losses	(1,350)	(650)	(1,600)	(3,200)
Non-Interest Income	7,278	8,250	14,718	13,282
Non-Interest Expense	15,473	16,320	31,645	31,766
Income from Continuing
Operations, Net of Taxes	6,703	6,127	12,613	11,533
Income from Discontinued
Operations, Net of Taxes	—	156	8,653	372
Net Income	6,703	6,283	21,266	11,905
Basic Earnings Per Share
Income from Continuing
Operations, Net of Taxes	$ 0.41	$ 0.36	$ 0.76	$ 0.67
Income from Discontinued
Operations, Net of Taxes	—	0.01	0.52	0.02

Net Income	$ 0.41	$ 0.37	$ 1.28	$ 0.69

Diluted Earnings Per Share
Income from Continuing
Operations, Net of Taxes	$ 0.40	$ 0.35	$ 0.75	$ 0.66
Income from Discontinued
Operations, Net of Taxes	—	0.01	0.50	0.02

Net Income	$ 0.40	$ 0.36	$ 1.25	$ 0.68

Dividends Per Share	$ 0.200	$ 0.144	$ 0.400	$ 0.288
Net Interest Margin	3.77%	3.89%	3.83%	3.83%
Efficiency Ratio (1)	61.84	64.03	62.90	67.79
Annualized Return on
Average Assets (2)	1.35	1.34	2.17	1.29
Annualized Return on
Average Equity (2)	15.33	14.42	24.01	13.74
Average Basic Shares
Outstanding	16,527,680	17,197,529	16,645,297	17,261,149
Average Diluted Shares
Outstanding	16,911,788	17,536,115	17,052,020	17,590,900

	June 30 2006	December 31 2005	June 30 2005
Assets	$ 2,088,700	$ 1,966,356	$ 1,914,867
Loans	1,660,680	1,567,186	1,521,710
Deposits	1,579,074	1,449,276	1,443,170
Shareholders' Equity	174,160	175,442	176,539

Shareholders' Equity/Assets	8.34%	8.92%	9.22%
Tangible Equity/Tangible Assets	6.83%	7.33%	7.71%

Shareholders' Equity Per Share	$ 10.43	$ 10.22	$ 10.15
Market Closing Price	26.03	27.50	23.74

Shares Outstanding	16,694,076	17,163,404	17,397,551
(1)	Based on continuing operations.
(2)	Includes earnings from continuing and discontinued operations.

Summary of Corporation’s Results

        The primary sources of First Indiana’s revenue are net interest income from loans and deposits, and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

        First Indiana Corporation and subsidiaries reported net income and income from continuing operations of $6,703,000, or $0.40 per diluted share for the three months ended June 30, 2006. Net income for the second quarter of the previous year was $6,283,000, or $0.36 per diluted share, while income from continuing operations for the second quarter of 2005 was $6,127,000 or $0.35 per diluted share. Operations discontinued during the same period of 2005 resulted in income from discontinued operations, net of taxes, totaling $156,000, or $0.01 per diluted share. Net income for the second quarter of 2006 included the following pre-tax items: a negative provision for loan losses of $1,350,000 and $216,000 of expenses associated with the conversion of the corporation’s core data processor.

        For the six months ended June 30, 2006, net income was $21,266,000, or $1.25 per diluted share. Net income for the comparable period of 2005 was $11,905,000, or $0.68 per diluted share. Income from continuing operations for the first six months of 2006 was $12,613,000 or $0.75 per diluted share, compared with income from continuing operations of $11,533,000 or $0.66 per diluted share for the same period of 2005. In the first six months of 2006, income from continuing operations included $1,146,000 in pre-tax expenses associated with the conversion of the corporation’s core data processor and a negative provision for loan losses of $1,600,000. The same period of 2005 included the following pre-tax items: a negative provision for loan losses of $3,200,000; a $1,708,000 loss on the sale of the Bank’s third-party loan servicing portfolio; and an $804,000 loss on the sale of $35,000,000 of Federal Home Loan Bank bonds. In addition, for the six months ended June 30, 2006, income from discontinued operations, net of taxes, totaled $8,653,000 or $0.50 per diluted share, compared with $372,000, or $0.02 per diluted share for the same period one year ago. The increases in net income and income from discontinued operations, in comparing these periods, were due to the gain on the sale of the Bank’s Trust operations that occurred during the first quarter of 2006.

        Annualized return on average total assets was 1.35 percent for the three months ended June 30, 2006, compared with 1.34 percent for the same period one year ago. For the six months ended June 30, 2006, the Corporation’s annualized return on average total assets was 2.17 percent compared to 1.29 percent for the comparable period of 2005. Annualized return on average total assets for the first six months of 2006, adjusted for the impact of income from discontinued operations and the expenses associated with the conversion of the corporation’s core processor, was 1.36 percent, compared with 1.25 percent in the same period of 2005 (similarly adjusted for the impact of income from discontinued operations).

        Annualized return on average total equity was 15.33 percent for the three months ended June 30, 2006, compared with 14.42 percent for the same period one year ago. For the six months ended June 30, 2006, the Corporation’s annualized return on average total equity was 24.01 percent compared to 13.74 percent for the same period one year ago. Annualized return on average equity for the first six months of 2006, adjusted for the items above, was 15.05 percent, compared with 13.31 percent in the same period of 2005 (similarly adjusted for the impact of income from discontinued operations).

Net Interest Income

        This section should also be reviewed in conjunction with the ‘Net Interest Margin’ table presented below.

        Net interest income for the second quarter of 2006 was $17,741,000 compared to $17,238,000 for the second quarter of 2005. Net interest income for the six months ended June 30, 2006 was $35,595,000, compared with $33,578,000 for the same period of 2005. Net interest margin was 3.77 percent for the second quarter of 2006, compared to 3.89 percent for the second quarter of 2005. For both the six months ended June 30, 2006 and 2005, net interest margin was 3.83 percent as interest rates have continued to increase, the Bank’s customers are managing their funds more aggressively, choosing higher cost, more rate sensitive products. This shift has altered the interest rate risk profile of the Corporation’s balance sheet, effectively eliminating the asset-sensitive position maintained in the past. As a result, net interest margin was compressed during the quarter.

        Earning assets averaged $1,884,678,000 in the second quarter of 2006, compared with $1,774,158,000 for the same quarter in 2005. For the first six months of 2006, earning assets averaged $1,861,600,000, compared with $1,756,145,000 for the same period of 2005. The increases in earning assets were primarily due to higher loan balances outstanding. For the three months ended June 30, 2006, loans averaged $1,589,434,000, compared to $1,517,704,000 for the second quarter of 2005. For the six months ended June 30, 2006, loans averaged $1,570,479,000, compared with $1,498,266,000 for the same period in 2005.

        The following table provides information on the Corporation’s net interest margin.

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Three Months Ended
	June 30, 2006			June 30, 2005
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$ 9,985	$ 120	4.81%	$ 3,204	$ 21	2.66%
Federal Funds Sold	11,415	137	4.81	1,736	13	3.00
Securities Available for Sale	247,304	2,471	4.00	225,030	2,134	3.79
Other Investments	26,540	351	5.29	26,484	283	4.28
Loans
Business	557,175	10,812	7.78	493,001	7,769	6.32
Commercial Real Estate	160,753	3,352	8.36	167,452	2,778	6.66
Single-Family Construction	109,006	2,236	8.23	76,994	1,217	6.34
Consumer	498,756	9,219	7.39	506,318	8,525	6.74
Residential Mortgage	263,744	3,350	5.08	273,939	3,291	4.81

Total Loans	1,589,434	28,969	7.31	1,517,704	23,580	6.22

Total Earning Assets	1,884,678	32,048	6.81	1,774,158	26,031	5.88
Other Assets	114,088			111,909

Total Assets	$1,998,766			$1,886,067

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand Deposits	$ 181,834	$ 397	0.88%	$ 196,704	$ 203	0.41%
Savings Deposits	546,117	4,395	3.23	478,857	2,062	1.73
Certificates of Deposit	531,614	5,722	4.32	471,286	3,870	3.29

Total Interest-Bearing Deposits	1,259,565	10,514	3.35	1,146,847	6,135	2.15
Short-Term Borrowings	216,812	2,288	4.23	153,685	971	2.53
Federal Home Loan Bank Advances	53,476	664	4.98	83,282	847	4.08
Subordinated Notes	46,834	841	7.18	46,709	840	7.20

Total Interest-Bearing Liabilities	1,576,687	14,307	3.64	1,430,523	8,793	2.47
Non-Interest-Bearing Demand Deposits	217,283			247,693
Other Liabilities	29,348			33,124
Shareholders' Equity	175,448			174,727

Total Liabilities and Shareholders' Equity	$1,998,766			$1,886,067

Net Interest Income/Spread		$17,741	3.17%		$17,238	3.41%

Net Interest Margin			3.77%			3.89%

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Six Months Ended
	June 30, 2006			June 30, 2006
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$ 9,489	$ 223	4.74%	$ 6,911	$ 77	2.25%
Federal Funds Sold	7,882	184	4.72	2,455	32	2.62
Securities Available for Sale	247,210	4,915	3.98	222,161	4,033	3.63
Other Investments	26,540	700	5.27	26,352	558	4.23
Loans
Business	544,327	20,547	7.61	475,932	14,580	6.18
Commercial Real Estate	160,870	6,521	8.17	170,433	5,493	6.50
Single-Family Construction	104,802	4,157	8.00	70,480	2,162	6.19
Consumer	497,985	18,290	7.35	506,870	16,813	6.64
Residential Mortgage	262,495	6,642	5.06	274,551	6,380	4.65

Total Loans	1,570,479	56,157	7.21	1,498,266	45,428	6.09

Total Earning Assets	1,861,600	62,179	6.71	1,756,145	50,128	5.73
Other Assets	115,683			107,903

Total Assets	$1,977,283			$1,864,048

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand Deposits	$ 182,264	$ 720	0.80%	$ 193,147	$ 371	0.39%
Savings Deposits	522,743	7,713	2.98	467,284	3,522	1.52
Certificates of Deposit	507,243	10,501	4.17	461,755	7,337	3.20

Total Interest-Bearing Deposits	1,212,250	18,934	3.15	1,122,186	11,230	2.02
Short-Term Borrowings	228,004	4,527	4.00	150,352	1,725	2.31
Federal Home Loan Bank Advances	59,639	1,444	4.88	91,601	1,916	4.22
Subordinated Notes	46,817	1,679	7.17	46,694	1,679	7.25

Total Interest-Bearing Liabilities	1,546,710	26,584	3.46	1,410,833	16,550	2.36
Non-Interest-Bearing Demand Deposits	218,919			245,365
Other Liabilities	33,070			33,081
Shareholders' Equity	178,584			174,769

Total Liabilities and Shareholders' Equity	$1,977,283			$1,864,048

Net Interest Income/Spread		$35,595	3.25%		$33,578	3.37%

Net Interest Margin			3.83%			3.83%

Summary of Loan Loss Experience and Non-Performing Assets

        In the second quarter 2006, the provision for loan losses was a negative $1,350,000, compared to a negative $650,000 for the second quarter of 2005, reflecting continued improvement in the credit quality of the loan portfolio. For the six months ended June 30, 2006, the provision for loan losses was a negative $1,600,000, compared with a negative $3,200,000 for the same period of 2005.

        Net loan charge-offs for the three and six months ended June 30, 2006 were $811,000 and $1,294,000, respectively, compared to $1,726,000 and $3,003,000 for the three and six months ended June 30, 2005, respectively. Net charge-offs of business loans for the three and six months ended June 30, 2006, totaled $117,000, and $11,000, respectively, compared with $487,000 and $657,000 for the three and six months ended June 30, 2005, respectively. Net consumer loan charge-offs for the three and six months ended June 30, 2006, were $628,000 and $1,079,000, respectively, compared with

$1,461,000 and $2,770,000 for the three and six months ended June 30, 2005, respectively.

        At June 30, 2006, the allowance for loan losses to total loans was 2.18 percent compared to 2.50 percent at December 31, 2005 and 3.09 percent at June 30, 2005. The allowance for loan losses to non-performing loans at June 30, 2006 increased to 1,385.80 percent compared to 362.30 percent at June 30, 2005, reflecting a decrease of $10,346,000 in non-performing loans. The allowance for loan losses to non-performing loans at June 30, 2006 increased to 1,385.80 percent compared to 859.89 percent at December 31, 2005, reflecting a decrease of $1,937,000 in non-performing loans. The decrease in the allowance for loan losses to total loans ratio for 2006 is attributable to increases in total loans for the period, which are discussed within the “Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and a decrease in the allowance for loan losses. This lower balance reflects the credit quality improvement in the Bank’s loan portfolio.

Loan Charge-Offs and Recoveries
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30 2006	June 30 2005	June 30 2006	June 30 2005
Allowance for Loan Losses at
Beginning of Period	$ 38,435	$ 49,345	$ 39,168	$ 53,172
Charge-Offs
Business	825	849	953	1,249
Consumer	992	1,835	2,117	3,316
Residential Mortgage	116	62	255	90

Total Charge-Offs	1,933	2,746	3,325	4,655
Recoveries
Business	708	362	942	592
Commercial Real Estate	1	248	1	278
Single-Family Construction	49	36	50	236
Consumer	364	374	1,038	546

Total Recoveries	1,122	1,020	2,031	1,652

Net Charge-Offs	811	1,726	1,294	3,003
Provision for Loan Losses	(1,350)	(650)	(1,600)	(3,200)

Allowance for Loan Losses
at End of Period	$ 36,274	$ 46,969	$ 36,274	$ 46,969

Net Charge-Offs to Average
Loans (Annualized)	0.20%	0.46%	0.17%	0.40%
Allowance for Loan Losses to
Loans at End of Period	2.18	3.09
Allowance for Loan Losses to
Non-Performing Loans
at End of Period	1,385.80	362.30

        Non-performing assets at June 30, 2006 were $2,672,000, or 0.16 percent of loans and foreclosed assets, compared with $4,633,000, or 0.30 percent of loans and foreclosed assets at December 31, 2005, and $13,151,000, or 0.86 percent of loans and foreclosed assets at June 30, 2005. Non-performing business loans decreased to $596,000 at June 30, 2006, compared with $10,409,000 at June 30, 2005. Consumer and residential non-performing loans totaled $2,022,000 at June 30, 2006, down from $2,969,000 at December 31, 2005, and $2,555,000 at June 30, 2005. These decreases are a result of management’s implementation of ongoing review activities to manage and resolve non-performing loans, as well as processes to improve credit quality and reduce risk in the loan portfolios.

Non-Performing Assets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	June 30, 2006 (Unaudited)	December 31, 2005	June 30, 2005 (Unaudited)
Non-Performing Loans
Non-Accrual Loans
Business	$ 572	$1,383	$10,409
Commercial Real Estate	—	—	—
Single Family Construction	—	—	—
Consumer	1,502	1,323	1,386
Residential Mortgage	334	698	32

Total Non-Accrual Loans	2,408	3,404	11,827

Accruing Loans Past Due
90 Days or More
Business	24	203	—
Commercial Real Estate	—	—	—
Single Family Construction	—	—	—
Consumer	186	825	1,137
Residential Mortgage	—	123	—

Total Accruing Loans Past Due
90 Days or More	210	1,151	1,137

Total Non-Performing Loans	2,618	4,555	12,964
Foreclosed Assets	54	78	187

Total Non-Performing Assets	$2,672	$4,633	$13,151

Non-Performing Loans to Loans
at End of Period	0.16%	0.29%	0.85%
Non-Performing Assets to Loans
and Foreclosed Assets at
End of Period	0.16	0.30	0.86

Non-Interest Income

        Total non-interest income was $7,278,000 for the three months ended June 30, 2006, compared with $8,250,000 for the same period in 2005. For the six months ended June 30, 2006, total non-interest income was $14,718,000, compared with $13,282,000 for the same period in 2005. Included in year-to-date 2005 non-interest income is a loss of $1,708,000 on the sale of the Bank’s third-party loan servicing portfolio and a loss of $804,000 on the sale of $35,000,000 in Federal Home Loan Bank bonds, both of which occurred in the first quarter of 2005.

        Deposit charges decreased 3.7 percent to $4,126,000 in the second quarter of 2006, compared to $4,284,000 in the second quarter of 2005. For the six months ended June 30, 2006, deposit charges totaled $7,989,000, as compared with $8,075,000 for the same period in 2005. The decreases in deposit charges were primarily due to decreases in returned check fees and demand deposit service charges.

        Loan fees increased 4.4 percent to $479,000 in the second quarter of 2006, compared to $459,000 for the same quarter in 2005. For the six months ended June 30, 2006, loan fees totaled $987,000, as compared to $1,010,000 for the same period of 2005. Included in the year-to-date 2005 loan fees is a $92,000 commercial real estate loan pre-payment premium, which occurred in the first quarter of 2005.

        Investment and insurance product sales commissions generated by the Bank’s subsidiary, First Indiana Investor Services, were $187,000 and $408,000, for the three and six months ended June 30, 2006, respectively, compared with $117,000 and $261,000 for the same periods in 2005. The increases in investment and insurance product sales commissions reflect continuing sales volume increases during the current year.

        Gains on the sale of loans were $2,056,000 in the second quarter of 2006, a decrease of 24.6 percent from $2,725,000 for the same quarter last year. For the six months ended June 30, 2006, gains totaled $4,109,000, as compared to $5,270,000 for the same period in 2005. The decreases of gains on the sale of loans in the periods compared above were primarily a result of increased competition and rising interest rates, which caused lower volume in the sale of loans. Home equity loans originated in the second quarter of 2006 totaled $88,612,000, compared to second quarter 2005 home equity loan originations of $125,366,000. For the six months ended June 30, 2006, home equity loan originations were $171,114,000 compared with $223,429,000 for the same period of 2005. Home equity loans sold in the three and six months ended June 30, 2006 totaled $73,836,000 and $153,947,000, respectively, compared with home equity loans sold in the three and six months ended June 30, 2005, totaling $87,153,000 and $170,206,000, respectively.

        Other income in the second quarter of 2006 was $430,000 compared to $617,000 in the second quarter of 2005. For the six months ended June 30, 2006, other income totaled $1,225,000, as compared to $1,130,000 for the same period in 2005. The majority of the other income totals for the periods noted is comprised of earnings on the cash surrender value of life insurance and other consumer loan fees.

Non-Interest Expense

        Non-interest expense for the three months ended June 30, 2006 was $15,473,000, as compared to $16,320,000 for the same period in 2005, a decrease of 5.2 percent. For the six months ended June 30, 2006, non-interest expense totaled $31,645,000 compared with $31,766,000 for the same period of 2005.

        Salaries and benefits expense for the three and six months ended June 30, 2006 was $9,310,000, and $19,017,000, respectively, compared to $9,573,000 and $18,682,000 for the three and six months ended June 30, 2005, respectively. Salaries expense was $7,019,000 in the second quarter of 2006, a decrease of 3.8 percent when compared to $7,295,000 for the second quarter of 2005. Salaries expense was $13,863,000 for the first six months of 2006, compared with $14,033,000 for the same period of 2005. The Corporation had 522 full time equivalent employees (“FTEs”) at June 30, 2006, as compared with 580 FTEs at June 30, 2005. Most of the decrease in salaries expense was due to the decline in FTEs. In addition, employee benefits expense was $2,291,000 and $5,155,000 for the three and six months ended June 30, 2006, as compared with $2,279,000 and $4,649,000 for the same periods of 2005. The increase in employee benefits expense year-to-date in 2006 reflects the increased costs of both the Corporation’s group insurance ($104,000) and the defined benefit pension plan ($263,000). In addition, year-to-date 2006 payroll taxes increased $108,000 over the comparable period of 2005, which is explained by larger bonus and incentive payments made in 2006.

        Equipment expense in the second quarter of 2006 increased 10.9 percent to $1,441,000 from $1,299,000 in the second quarter of 2005. For the six months ended June 30, 2006, equipment expense was $3,600,000 compared with $2,634,000 for the same period of 2005, an increase of 36.7 percent. These increases are largely explained by the core conversion costs recognized during 2006, including a $689,000 core processor contract cancellation fee expensed during the first quarter of 2006.

        Professional services expense decreased to $943,000 in the second quarter of 2006, down from $954,000 in the second quarter of 2005. For the six months ended June 30, 2006, professional services expense was $1,824,000, as compared to $1,908,000 for the same period of 2005.

        Net occupancy expense decreased 24.5 percent in the second quarter of 2006 to $1,003,000 from $1,328,000 for the same period of 2005. For the six months ended June 30, 2006, net occupancy expense totaled $1,952,000, as compared with $2,336,000 for the same period of 2005, a decrease of 16.4 percent. In addition, marketing expense for the second quarter of 2006 was $502,000, as compared with $700,000 for the second quarter of 2005, a decrease of 28.3 percent. For the six months ended June 30, 2006, marketing expense totaled $1,006,000, which is down from $1,277,000 as compared to the same period in 2005, a 21.2 percent decrease. The decrease in the expense for these items during the periods noted reflect continued expense reduction efforts by management.

        Net expense from other real estate owned (“OREO”) operations in the second quarter of 2006 was $39,000, compared to $58,000 for the same period of 2005. For the six months ended June 30, 2006, a net revenue OREO balance of ($186,000) was recorded, as compared with $90,000 net expense for the same period of 2005. This fluctuation occurred when the Corporation recognized a first quarter 2006 gain on the sale of a commercial real estate OREO property, previously charged off, that totaled $232,000.

        The Corporation’s efficiency ratio was 61.8 percent for the second quarter of 2006, as compared to 64.0 percent for the second quarter of 2005. The Corporation’s efficiency ratio for the first six months of 2006 was 62.9 percent compared with 67.8 percent for the same period of 2005. The additional core conversion expenses of $930,000 and $216,000 in the first and second quarters of 2006, respectively, increased the year-to-date efficiency ratio by 228 basis points. The loss on the servicing sale and on the sale of securities reduced non-interest income and had the effect of increasing the year-to-date efficiency ratio for 2005 by 345 basis points.

Income Tax Expense from Continuing Operations

        Income tax expense for the second quarter of 2006 was $4,193,000 with an effective tax rate of 38.5 percent, as compared to second quarter 2005 income tax expense of $3,691,000 with an effective tax rate of 37.6 percent. Income tax expense for the six months ended June 30, 2006 was $7,655,000 with an effective tax rate of 37.8 percent, compared with 2005 income tax expense of $6,761,000 and an effective tax rate of 37.0 percent. The increases in the effective income tax rate are the result of higher 2006 Indiana income taxes that reflect a greater concentration of Indiana income, primarily due to the gain on the sale of the Bank’s trust division.

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

Financial Condition

        Total assets at June 30, 2006 were $2,088,700,000, an increase of $122,344,000 from $1,966,356,000 at December 31, 2005 and an increase of $173,833,000 from $1,914,867,000 at June 30, 2005.

        Loans outstanding were $1,660,680,000 at June 30, 2006, compared to $1,567,186,000 at December 31, 2005, and $1,521,710,000 at June 30, 2005.

        Business loans increased 12.8 percent to $614,725,000 at June 30, 2006, compared with $545,215,000 at December 31, 2005, and increased 22.0 percent from $504,062,000 at June 30, 2005. The increases in business loans are primarily due to the deliberate and continuing shift in the mix of loans in the Bank’s portfolios to emphasize credits that match the Corporation’s targeted risk profile, and the expansion of the business loan portfolio through its business development programs.

        Commercial real estate loans at June 30, 2006 decreased 2.8 percent to $162,980,000 from $167,715,000 at December 31, 2005 and decreased less than one percent from $163,963,000 one year ago. The Bank’s portfolio of commercial real estate loans is predominately concentrated in properties located in the Bank’s local market area or in loans to entities headquartered in the Indianapolis market.

        At June 30, 2006, the Bank’s construction loans outstanding were $120,394,000, an increase of 30.2 percent over the December 31, 2005 balance of $92,451,000 and a 45.9 percent increase over the June 30, 2005 balance of $82,529,000. Since the sale of its non-Indiana residential construction loan business in 2004, the Bank’s strategy has been to grow this portfolio through lending in the local market. As the construction loan portfolio increases, the Corporation is subject to additional credit risk inherent within construction lending. The Corporation continues to manage credit risk through appropriate loan selection and by defining and limiting exposures to a single client, by requiring collateral and by integrating consistent lending policies and underwriting criteria throughout the credit process.

        Consumer loans outstanding totaled $492,771,000 at June 30, 2006, as compared to $499,465,000 at December 31, 2005 and $500,980,000 at June 30, 2005. The decreases in consumer loans are largely due to historically high levels of payoffs in home equity lines of credit. The recent flat to inverted yield curve has produced a shift in consumer preference to longer term fixed-rate loans.

        Residential mortgage loans outstanding at June 30, 2006 totaled $269,810,000, as compared to $262,340,000 at December 31, 2005 and $270,176,000 at June 30, 2005. Due to relatively low residential loan interest rates throughout 2005, First Indiana experienced significant loan prepayments in its residential loan portfolio. However, prepayments during 2006 have slowed in response to gradual increases in market interest rates.

        The Bank has pursued a strategy of building deposits, primarily through emphasizing commercial and retail relationship building. First Indiana’s total deposits were $1,579,074,000 at June 30, 2006, as compared to $1,449,276,000 at December 31, 2005, an increase of 9.0 percent, and $1,443,170,000 at June 30, 2005, an increase of 9.4 percent. The changing mix of the Bank’s funding sources from demand deposits to savings and certificates of deposit reflects a shift in our customers’ preference for higher cost, more rate sensitive interest-bearing products. This shift is the result of the overall rise in market rates combined with the competition for deposits in our local market, as well as seasonal deposit flows at various times of the year.

        Borrowed funds totaled $312,070,000 at June 30, 2006, as compared to $309,878,000 at December 31, 2005 and $267,957,000 at June 30, 2005. The increases in borrowed funds are primarily due to increased volumes of secured repurchase agreements (“repo sweeps”). Repo sweeps totaled $220,545,000 at June 30, 2006, a decrease of less than one percent from repo sweeps of $220,732,000 at December 31, 2005 and a 23.3 percent increase from repo sweeps of $178,891,000 at June 30, 2005.

Capital

        At June 30, 2006, shareholders’ equity was $174,160,000, or 8.34 percent of total assets, compared with $175,442,000, or 8.92 percent of total assets, at December 31, 2005 and $176,539,000, or 9.22 percent of total assets, at June 30, 2005. The decrease in the equity ratio at June 30, 2006 is due primarily to stock repurchases, as well as the growth in total assets. During the first six months of 2006, the Corporation repurchased 630,000 shares of common stock under a program authorized by the Board of Directors that reduced shareholders’ equity by $16,765,000. Also, during the same period, the bank issued 90,000 common shares due to option exercises and 75,000 common shares under restricted stock award agreements.

        On January 18, 2006, the Board of Directors approved a five-for-four stock split. The stock split was effective February 27, 2006, to shareholders of record as of February 13, 2006. All share and per share information herein has been restated to reflect the stock split.

        The Corporation paid quarterly cash dividends of $0.20 per common share in each of the first two quarters of 2006, an increase of 38.9 percent over the $0.144 cash dividends paid during each of the first two quarters of 2005. The Board of Directors of the Corporation declared on July 19, 2006, a quarterly cash dividend of $0.20 per share of common stock. The cash dividend will be paid September 15, 2006, to shareholders of record as of September 6, 2006. This is the 79th consecutive quarter First Indiana Corporation has paid a cash dividend.

        On April 19, 2006, the Board of Directors of the Corporation approved the repurchase, from time to time, on the open market of up to 1,000,000 outstanding shares of the Corporation’s common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board’s authorization has no expiration date. During the second quarter of 2006, the Corporation repurchased 200,000 shares of common stock under its 2006 repurchase program. In addition, during the first quarter of 2006, the Corporation repurchased approximately 430,000 shares of common stock under the repurchase program approved by the Board of Directors of the Corporation on April 20, 2005. The 2005 repurchase program was terminated when the 2006 repurchase program, noted above, was approved.

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

        Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).

        The decrease in the capital ratios of the Corporation and the Bank at June 30, 2006, compared to December 31, 2005 and June 30, 2005, is due to regulatory capital increases from current year earnings primarily being offset by regulatory capital decreases from stock repurchases and quarterly dividends, combined with the growth in assets in higher risk-weighted classifications. However, the Bank continues to exceed the capital levels set by FDICIA for a bank to be considered well-capitalized.

        The following table shows the Corporation’s and the Bank’s capital levels and compliance with all capital requirements at June 30, 2006, December 31, 2005 and June 30, 2005.

(Dollars in Thousands)

	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2006
Leverage (Tier 1 Capital to
Average Assets)
First Indiana Corporation	$168,515	8.58%	$ 78,603	4.00%	N/A	N/A
First Indiana Bank, N.A.	182,393	9.30	78,483	4.00	$ 98,104	5.00%
Tier 1 Capital to Risk-Weighted
Assets
First Indiana Corporation	$168,515	9.90%	$ 68,071	4.00%	N/A	N/A
First Indiana Bank, N.A.	182,393	10.74	67,948	4.00	$101,922	6.00%
Total Capital to Risk-Weighted
Assets
First Indiana Corporation	$212,229	12.47%	$136,142	8.00%	N/A	N/A
First Indiana Bank, N.A.	203,818	12.00	135,896	8.00	$169,870	10.00%

December 31, 2005
Leverage (Tier 1 Capital to
Average Assets)
First Indiana Corporation	$168,434	8.70%	$ 77,401	4.00%	N/A	N/A
First Indiana Bank, N.A.	182,509	9.45	77,283	4.00	$ 96,604	5.00%
Tier 1 Capital to Risk-Weighted
Assets
First Indiana Corporation	$168,434	10.78%	$ 62,495	4.00%	N/A	N/A
First Indiana Bank, N.A.	182,509	11.70	62,371	4.00	$ 93,556	6.00%
Total Capital to Risk-Weighted
Assets
First Indiana Corporation	$210,446	13.47%	$124,990	8.00%	N/A	N/A
First Indiana Bank, N.A.	202,248	12.97	124,742	8.00	$155,927	10.00%

June 30, 2005
Leverage (Tier 1 Capital to
Average Assets)
First Indiana Corporation	$167,432	9.04%	$ 74,075	4.00%	N/A	N/A
First Indiana Bank, N.A.	178,512	9.65	73,961	4.00	$ 92,451	5.00%
Tier 1 Capital to Risk-Weighted
Assets
First Indiana Corporation	$167,432	10.97%	$ 61,059	4.00%	N/A	N/A
First Indiana Bank, N.A.	178,512	11.72	60,935	4.00	$ 91,403	6.00%
Total Capital to Risk-Weighted
Assets
First Indiana Corporation	$209,080	13.70%	$122,118	8.00%	N/A	N/A
First Indiana Bank, N.A.	197,904	12.99	121,870	8.00	$152,338	10.00%

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

Liquidity

        First Indiana Corporation is a financial holding company and conducts substantially all of its operations through the Bank. The Corporation had no significant assets other than its investment in the Bank and a receivable of $4,609,000 due from the Bank at June 30, 2006.

        The Bank’s primary source of funds is deposits, which totaled $1,579,074,000 at June 30, 2006, $1,449,276,000 at December 31, 2005, and $1,443,170,000 at June 30, 2005. The Bank also relies on advances from the Federal Home Loan Bank of Indianapolis, repurchase agreements, loan payments, loan payoffs, and the sale of loans as sources of funds. Although the Bank continues to rely on deposits as its chief source of funds, the use of borrowed funds, including FHLB advances, continues to be an important component of the Bank’s liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

        The Bank’s primary use of funds is loans, which totaled $1,660,680,000 at June 30, 2006, $1,567,186,000 at December 31, 2005, and $1,521,710,000 at June 30, 2005. In addition, the Bank invests in short-term investments and securities available for sale.

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

        The Corporation uses a model that measures interest rate sensitivity to determine the impact on net interest income of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposit, estimated borrowing needs, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest rate sensitive instruments that are held to maturity or available for sale. The Corporation has no trading assets. Based on the information and assumptions in effect at June 30, 2006, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 2.8 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 3.6 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results.

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

        At June 30, 2006, First Indiana’s six-month and one-year cumulative gap stood at a positive 1.17 percent and a positive 0.77 percent, respectively, of total interest-earning assets. This means that 1.17 and 0.77 percent of First Indiana’s assets will reprice within six months and one year without a corresponding repricing of funding liabilities. This compares with a positive six-month gap of 7.41 percent and a positive one-year gap of 9.25 percent at December 31, 2005. The reduction of the six month cumulative gap at June 30, 2006 from the gap at December 31, 2005 is primarily the result of growth of savings deposits and certificates of deposit. The reduction of the one year cumulative gap at June 30, 2006 from the gap at December 31, 2005 is primarily the result of growth of certificates of deposit.

 The following table shows First Indiana’s interest rate sensitivity at June 30, 2006 and December 31, 2005.

(Dollars in Thousands)

	Rate	Balance	Percent of Total	Within 180 Days	Over 180 Days to One Year	Over One Year to Five Years	Over Five Years
Interest-Earning Assets
Interest-Bearing Due
from Banks	5.25%	$ 10,885	0.56%	$ 10,885	$ —	$ —	$ —
Securities Available
for Sale	5.46	244,425	12.58	35,745	59,106	149,574	—
Other Investments	5.05	26,540	1.37	—	—	—	26,540
Loans (1)
Business	7.83	614,725	31.64	453,466	31,973	129,286	—
Commercial Real
Estate	8.31	162,980	8.39	133,861	1,933	16,165	11,021
Single-Family
Construction	8.33	120,394	6.20	120,394	—	—	—
Consumer	7.32	492,771	25.37	237,427	34,638	168,700	52,006
Residential Mortgage	5.15	269,810	13.89	51,467	48,863	140,424	29,056

	7.05	$1,942,530	100.00	1,043,245	176,513	604,149	118,623

Interest-Bearing
Liabilities
Deposits
Demand Deposits (2)	1.03	$ 179,541	10.92%	16,124	—	—	163,417
Savings Deposits (2)	3.60	618,027	37.61	563,934	1,387	11,096	41,610
Certificates of
Deposit under
$ 100,000	4.44	328,642	20.00	97,899	136,215	94,528	—
Certificates of
Deposit $100,000
or Greater	5.02	205,052	12.48	121,920	46,784	36,348	—

	3.68	1,331,262	81.01	799,877	184,386	141,972	205,027
Borrowings
Short-Term Borrowings	4.10	220,545	13.42	220,545	—	—	—
FHLB Advances	4.87	44,682	2.72	—	—	35,710	8,972
Subordinated Notes	7.20	46,843	2.85	—	—	46,843	—

	3.87	1,643,332	100.00%	1,020,422	184,386	224,525	213,999

Net - Other (3)		299,198		—	—	—	299,198

Total		$1,942,530		1,020,422	184,386	224,525	513,197

Rate Sensitivity Gap				$ 22,823	$ (7,873)	$379,624	$(394,574)

June 30, 2006 - Cumulative
Rate Sensitivity Gap				$ 22,823	$ 14,950	$394,574

Percent of Total
Interest-Earning Assets				1.17%	0.77%	20.31%

December 31, 2005 -
Cumulative Rate
Sensitivity Gap				$ 136,403	$ 170,253	$482,089

Percent of Total
Interest-Earning Assets				7.41%	9.25%	26.20%

(1)	The distribution of fixed-rate loans and mortgage-backed securities is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable-rate loans is based on the earliest repricing date for each loan. Included in loans are $17.8 million of consumer loans and $120,000 of residential loans held for sale.
(2)	A portion of these deposits has been included in the Over Five Years category to reflect management’s assumption that these accounts are not rate-sensitive. This assumption is based upon the historical trends on these types of deposits experienced through periods of significant increases and decreases in interest rates with minimal changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.
(3)	Net — Other is the excess of non-interest-bearing liabilities and shareholders’ equity over non-interest-earning assets.

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

Part II Other Information

Items 1, 3, and 4 are not applicable.

Item 1.A. Risk Factors

        There have been no material changes from the risk factors previously disclosed in the Corporation’s December 31, 2005 Annual Report on Form10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        There were no equity securities of the Corporation sold by the Corporation during the period covered by the report that were not registered under the Securities Act.

ISSUER PURCHASES OF FIRST INDIANA COMMON STOCK SECURITIES

Period	Total Number of Shares (or Units) Purchased (1) (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2006 to April 30, 2006	47,666	$26.29	47,500	952,500
May 1, 2006 to May 31, 2006	152,500	$25.34	152,500	800,000
June 1, 2006 to June 30, 2006	—		—	800,000

Total	200,166	$25.57	200,000	800,000

(1)	Shares of common stock are purchased by the Corporation in the open market and held in trust for certain of the Corporation’s Directors under the Director’s Deferred Fee Plan described in the Corporation’s Proxy Statement. In the second quarter of 2006, 166 shares were purchased under this plan.
(2)	On April 19, 2006, the Board of Directors of the Corporation approved the repurchase, from time to time, on the open market of up to 1,000,000 outstanding shares of the Corporation’s common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board’s authorization has no expiration date.

Item 5. Other Information

        This Quarterly Report contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates; failure of the Indiana and/or national economies to continue to improve; failure to attract and retain a sufficient amount of loans and deposits at acceptable spreads; delay in or inability to execute strategic initiatives designed to grow revenues and/or reduce expenses; the retention of key employees and customers; new or existing litigation; losses, customer bankruptcy, claims and assessments; new legal obligations or restrictions; changes in accounting, tax, or regulatory practices or requirements. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements is available in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and subsequent filings with the United Stated Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at http://www.sec.gov or on the Corporation’s web site at http://www.FirstIndiana.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

        There have been no material changes to the procedures by which security holders may recommend nominees to First Indiana’s Board of Directors since First Indiana’s last disclosure with respect to such procedures.

Item 6. Exhibits

3.1	Articles of Incorporation of First Indiana Corporation, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-K filed on March 12, 2001.

3.2	Amended and Restated Bylaws of First Indiana Corporation, as amended July 19, 2006.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2006	First Indiana Corporation /s/ Robert H. Warrington Robert H. Warrington President and Chief Executive Officer (Principal Executive Officer)

August 9, 2006	/s/ William J. Brunner William J. Brunner Chief Financial Officer (Principal Financial Officer)

