Form 10-K/A
period 2005-12-31
FIRST INDIANA CORP
filed 2006-08-23
CIK 789670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2006 Annual Meeting of Shareholders (Part III).

First Indiana Corporation 10-K/A Explanatory Note

First Indiana Corporation (the “Company”) hereby amends its Annual Report on Form 10-K (the “Original Filing”) for the year ended December 31, 2005 (originally filed March 2, 2006) as set forth on this Form 10-K/A (Amendment No. 1).

While the Company obtained signed original copies of the Reports of Independent Registered Public Accounting Firm on pages 35 and 36 of the Original Filing, the signatures were not added to the EDGAR version before it was filed with the SEC. The signed reports are included in this Form 10-K/A.

The following Item of the Original Filing is amended by this Amendment No. 1:

Item 8.	Financial Statements and Supplementary Data

Other unaffected Items of the Original Filing have not been included in this Amendment No. 1.

Item 8.	Financial Statements and Supplementary Data

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

First Indiana Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that First Indiana Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Indiana Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that First Indiana Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Indiana Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Indianapolis, Indiana

March 1, 2006

CONSOLIDATED FINANCIAL STATEMENTS

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except Per Share Data)	December 31 2005	December 31 2004
Assets
Cash	$49,903	$52,611
Interest-Bearing Due from Banks	3,151	42,540
Federal Funds Sold	10,000	—

Cash and Cash Equivalents	63,054	95,151
Securities Available for Sale	232,976	217,269
Other Investments	26,540	26,027
Loans
Business	545,215	466,703
Commercial Real Estate	167,715	175,145
Single-Family Construction	92,451	58,680
Consumer	499,465	520,611
Residential Mortgage	262,340	279,051

Total Loans	1,567,186	1,500,190
Allowance for Loan Losses	(39,168)	(53,172)

Net Loans	1,528,018	1,447,018
Premises and Equipment	24,272	24,783
Accrued Interest Receivable	10,474	8,194
Loan Servicing Rights	—	4,260
Goodwill	30,682	30,682
Other Intangible Assets	3,206	3,902
Assets of Discontinued Operations	1,020	996
Other Assets	46,114	39,981

Total Assets	$1,966,356	$1,898,263

Liabilities
Non-Interest-Bearing Deposits	$268,682	$265,203
Interest-Bearing Deposits
Demand Deposits	229,876	189,911
Savings Deposits	489,713	463,679
Certificates of Deposit	461,005	451,904

Total Interest-Bearing Deposits	1,180,594	1,105,494

Total Deposits	1,449,276	1,370,697
Short-Term Borrowings	220,732	162,208
Federal Home Loan Bank Advances	42,365	114,499
Subordinated Notes	46,781	46,657
Accrued Interest Payable	1,830	1,818
Advances by Borrowers for Taxes and Insurance	873	1,175
Other Liabilities	29,057	29,066

Total Liabilities	1,790,914	1,726,120

Shareholders’ Equity
Preferred Stock, $.01 Par Value: 2,000,000 Shares Authorized; None Issued	—	—
Common Stock, $.01 Par Value: 33,000,000 Shares Authorized; Issued: 2005 - 20,284,569 Shares; 2004 - 19,964,838 Shares	162	160
Capital Surplus	16,193	10,048
Retained Earnings	204,089	188,424
Accumulated Other Comprehensive Loss	(3,077)	(1,398)
Treasury Stock at Cost: 2005 - 3,121,165 Shares; 2004 - 2,436,359 Shares	(41,925)	(25,091)

Total Shareholders’ Equity	175,442	172,143

Total Liabilities and Shareholders’ Equity	$1,966,356	$1,898,263

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31
(Dollars in Thousands, except Per Share Data)	2005	2004	2003
Interest Income
Loans	$97,401	$92,216	$104,979
Securities Available for Sale	8,387	7,869	8,035
Dividends on Other Investments	1,159	1,170	1,252
Federal Funds Sold	91	—	3
Interest-Bearing Due from Banks	142	389	61

Total Interest Income	107,180	101,644	114,330
Interest Expense
Deposits	25,930	20,433	25,164
Short-Term Borrowings	5,121	1,521	1,390
Federal Home Loan Bank Advances	3,653	6,880	9,360
Subordinated Notes	3,366	3,369	1,516

Total Interest Expense	38,070	32,203	37,430

Net Interest Income	69,110	69,441	76,900
Provision for Loan Losses	(3,200)	11,550	38,974

Net Interest Income after Provision for Loan Losses	72,310	57,891	37,926
Non-Interest Income
Deposit Charges	16,760	17,246	16,895
Loan Servicing Income (Expense)	58	(236)	(2,079)
Loan Fees	1,818	3,039	2,610
Investment Product Sales Commissions	581	1,704	1,717
Sale of Loans	10,188	11,538	10,822
Sale of Loan Servicing	(1,649)	—	—
Net Investment Securities Gain (Loss)	(813)	(19)	7
Other	2,375	3,579	4,663

Total Non-Interest Income	29,318	36,851	34,635
Non-Interest Expense
Salaries and Benefits	37,295	38,813	39,170
Net Occupancy	4,330	3,973	3,981
Equipment	5,368	5,946	6,246
Professional Services	4,118	4,828	5,554
Marketing	2,144	2,135	2,489
Telephone, Supplies, and Postage	3,004	3,429	3,734
Other Intangible Asset Amortization	696	718	736
OREO Expenses	(94)	1,215	691
Other	6,200	8,166	7,942

Total Non-Interest Expense	63,061	69,223	70,543

Income from Continuing Operations	38,567	25,519	2,018
Income Taxes	14,067	9,126	551

Income from Continuing Operations, Net of Taxes	24,500	16,393	1,467
Discontinued Operations
Income from Discontinued Operations	1,296	239	1,834
Income Taxes	525	1,954	772

Income (Loss) from Discontinued Operations, Net of Taxes	771	(1,715)	1,062

Net Income	$25,271	$14,678	$2,529

Basic Earnings (Loss) Per Share
Earnings from Continuing Operations, Net of Taxes	$1.43	$0.84	$0.07
Earnings (Loss) from Discontinued Operations, Net of Taxes	0.04	(0.09)	0.06

Basic Net Earnings Per Share	$1.47	$0.75	$0.13

Diluted Earnings (Loss) Per Share
Earnings from Continuing Operations, Net of Taxes	$1.40	$0.83	$0.07
Earnings (Loss) from Discontinued Operations, Net of Taxes	0.04	(0.09)	0.06

Diluted Net Earnings Per Share	$1.44	$0.74	$0.13

Dividends Per Common Share	$0.608	$0.540	$0.528

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
(Dollars in Thousands, except Per Share Data)	Outstanding Shares	Amount	Capital Surplus	Retained Earnings		Treasury Stock
Balance at December 31, 2002	19,425,575	$173	$43,296	$194,738	$4,644	$(21,640)	$221,211
Comprehensive Income:
Net Earnings	—	—	—	2,529	—	—	2,529
Unrealized Loss on Securities Available for Sale of $4,772, Net of Income Taxes and Reclassification Adjustment of $4, Net of Income Taxes	—	—	—	—	(2,888)	—	(2,888)

Total Comprehensive Income (Loss)							(359)
Dividends on Common Stock - $0.528 per share	—	—	—	(10,277)	—	—	(10,277)
Exercise of Stock Options	103,628	1	897	—	—	—	898
Redemption of Common Stock	(24,248)	—	(356)	—	—	—	(356)
Tax Benefit of Option Compensation	—	—	103	—	—	—	103
Common Stock Issued under Deferred Compensation Plan	—	—	(35)	—	—	—	(35)
Option Consideration Related to Executive Retirement	—	—	324	—	—	—	324
Common Stock Issued under Restricted Stock Plans	158,636	1	3,447	(3,448)	—	—	—
Amortization of Restricted Common Stock	—	—	—	321	—	—	321
Forfeiture of Restricted Common Stock	(15,000)	—	(1,149)	1,149	—	—	—
Purchase of Treasury Stock	(221,219)	—	—	—	—	(3,036)	(3,036)
Reissuance of Treasury Stock	6,061	—	68	—	—	32	100

Balance at December 31, 2003	19,433,434	175	46,595	185,012	1,756	(24,644)	208,894

Comprehensive Income:
Net Earnings	—	—	—	14,678	—	—	14,678
Unrealized Loss on Securities Available for Sale of $5,202, Net of Income Taxes and Reclassification Adjustment of $(12), Net of Income Taxes	—	—	—	—	(3,154)	—	(3,154)

Total Comprehensive Income							11,524
Dividends on Common Stock - $0.540 per share	—	—	—	(10,569)	—	—	(10,569)
Exercise of Stock Options	216,144	1	2,326	—	—	—	2,327
Redemption of Common Stock	(20,540)	—	(339)	—	—	—	(339)
Tax Benefit of Option Compensation	—	—	398	—	—	—	398
Common Stock Issued under Deferred Compensation Plan	—	—	(58)	—	—	—	(58)
Common Stock Issued under Stock Incentive Plan	3,481	—	49	—	—	—	49
Common Stock to Be Issued under Stock Incentive Plan	—	—	—	70	—	—	70
Common Stock Issued under Restricted Stock Plans	117,188	1	2,411	(2,412)	—	—	—
Amortization of Restricted Common Stock	—	—	—	1,147	—	—	1,147
Forfeiture of Restricted Common Stock	(31,140)	—	(498)	498	—	—	—
Purchase and Retirement of Common Stock	(2,162,500)	(17)	(40,884)	—	—	—	(40,901)
Purchase of Treasury Stock	(32,375)	—	—	—	—	(472)	(472)
Reissuance of Treasury Stock	4,788	—	48	—	—	25	73

Balance at December 31, 2004	17,528,479	160	10,048	188,424	(1,398)	(25,091)	172,143

Comprehensive Income:
Net Income	—	—	—	25,271	—	—	25,271
Unrealized Loss on Securities Available for Sale of $3,588, Net of Income Taxes and Reclassification Adjustment of $(488), Net of Income Taxes	—	—	—	—	(1,679)	—	(1,679)

Total Comprehensive Income							23,592
Dividends on Common Stock - $0.608 per share	—	—	—	(10,544)	—	—	(10,544)
Exercise of Stock Options	321,744	2	3,997	—	—	—	3,999
Redemption of Common Stock	(15,075)	—	(344)	—	—	—	(344)
Tax Benefit of Option Compensation	—	—	852	—	—	—	852
Common Stock Issued under Deferred Compensation Plan	—	—	(21)	—	—	—	(21)
Common Stock to Be Issued under Stock Incentive Plans	—	—	—	624	—	—	624
Common Stock Issued under Restricted Stock Plans	14,000	—	289	(289)	—	—	—
Forfeiture of Restricted Common Stock	(938)	—	(17)	17	—	—	—
Amortization of Restricted Common Stock	—	—	1,353	586	—	—	1,939
Purchase and Retirement of Common Stock	—	—	(23)	—	—	—	(23)
Purchase of Treasury Stock	(689,536)	—	—	—	—	(16,859)	(16,859)
Reissuance of Treasury Stock	4,730	—	59	—	—	25	84

Balance at December 31, 2005	17,163,404	$162	$16,193	$204,089	$(3,077)	$(41,925)	$175,442

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2005	2004	2003
(Dollars in Thousands)		Revised - See Note 1 (B)
Cash Flows from Operating Activities
Net Income	$25,271	$14,678	$2,529
Income (Loss) from Discontinued Operations, Net of Taxes	771	(1,715)	1,062

Income from Continuing Operations, Net of Taxes	24,500	16,393	1,467
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Gain on Sale of Loans, Investments, Premises and Equipment, and Mortgage Servicing Assets, Net	(7,317)	(11,943)	(10,829)
Amortization of Premium, Discount, and Intangibles, Net	3,468	2,982	4,628
Depreciation and Amortization of Premises and Equipment	2,664	2,655	2,572
Amortization of Net Deferred Loan Fees	2,684	1,737	1,573
Provision for Loan Losses	(3,200)	11,550	38,974
Origination of Loans Held for Sale, Net of Principal Collected	(327,845)	(322,393)	(364,610)
Proceeds from Sale of Loans Held for Sale	348,735	493,416	356,899
Proceeds from Sale of Loan Servicing Assets	2,392	—	—
Tax Benefit of Option Compensation	852	398	103
Stock Compensation	624	119	324
Change in:
Accrued Interest Receivable	(2,280)	1,159	2,086
Other Assets	(1,505)	5,685	(16,961)
Accrued Interest Payable	12	(338)	(766)
Other Liabilities	(7)	188	(3,000)
Operating Cash Flows of Discontinued Operations	781	5,437	1,447

Net Cash Provided by Operating Activities	44,558	207,045	13,907

Cash Flows from Investing Activities
Proceeds from Sale of Securities Available for Sale	36,164	20,280	12,650
Proceeds from Maturities of Securities Available for Sale	89,263	38,029	24,708
Purchase of Securities Available for Sale	(144,966)	(65,000)	(92,044)
Purchase of Other Investments	—	—	(582)
Principal Collected on Loans, Net of Originations	(100,290)	166,865	234,477
Proceeds from Sale of Loans and OREO	11,745	18,071	4,667
Purchase of Loans	—	(41,813)	(110,747)
Acquisition of MetroBanCorp, Net of Cash Acquired	—	(8)	14,691
Acquisition of Somerset, Net of Cash Acquired	—	—	(7)
Investment in Limited Partnership	(571)	(572)	—
Investment in Bank-Owned Life Insurance	(6,300)	—	—
Purchase of Premises and Equipment	(2,839)	(3,583)	(5,376)
Proceeds from Sale of Premises and Equipment	3	799	337
Investing Cash Flows of Discontinued Operations	(35)	(185)	(342)

Net Cash Provided (Used) by Investing Activities	(117,826)	132,883	82,432

Cash Flows from Financing Activities
Net Change in Deposits	78,772	(118,988)	(11,733)
Net Change in Short-Term Borrowings	58,524	15,134	(31,526)
Net Change in Advances by Borrowers for Taxes and Insurance	(302)	(358)	(292)
Repayment of Federal Home Loan Bank Advances	(887,790)	(563,130)	(822,122)
Borrowings of Federal Home Loan Bank Advances	815,675	412,200	732,000
Issuance of Subordinated Notes	—	—	34,295
Stock Option Proceeds	3,655	1,988	542
Deferred Compensation	(21)	(58)	(35)
Purchase of Common Stock	(23)	(40,901)	—
Purchase of Treasury Stock	(16,859)	(472)	(3,036)
Reissuance of Treasury Stock	84	73	100
Dividends Paid	(10,544)	(10,569)	(10,277)

Net Cash Provided (Used) by Financing Activities	41,171	(305,081)	(112,084)

Net Change in Cash and Cash Equivalents	(32,097)	34,847	(15,745)
Cash and Cash Equivalents at Beginning of Year	95,151	60,304	76,049

Cash and Cash Equivalents at End of Period	$63,054	$95,151	$60,304

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

(D) Investment Securities. The Bank classifies investments in debt and equity securities (“investment securities”) as trading, held to maturity, or available for sale. Investment securities classified as held to maturity are stated at cost, as adjusted for amortization of premiums and accretion of discounts using the level yield method. The Bank has the ability and positive intent to hold these securities to maturity. Investment securities classified as available for sale are stated at fair value, based on quoted market prices, with unrealized holding gains and losses excluded from earnings and reported net of related income taxes as a separate component of shareholders’ equity until realized. A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. The Corporation has no assets classified as trading.

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(P) Recent Accounting Pronouncements. In December 2004, The Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123 “Share-Based Payment” (“SFAS 123(R)”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 12 (R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments (e.g., stock options, stock grants) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123(R) eliminates the alternative use of Opinion No. 25’s intrinsic value method of accounting that was provided in the original SFAS 123. First Indiana currently accounts for stock-based

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

compensation under the recognition and measurement principles of Opinion No. 25. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123(R) was effective for the Corporation as of January 1, 2006. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. First Indiana adopted SFAS 123(R) on January 1, 2006, using the modified prospective application. The cumulative effect of adopting this Statement for the Corporation was not material. Upon adoption of SFAS 123(R), First Indiana’s results of operations will reflect additional compensation expense relating to stock options which is expected to reduce net earnings by one cent per diluted share in 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Less than 12 Months		12 Months or Longer		Total
(Dollars in Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Securities
December 31, 2005
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

(5) Other Investments

Included in other investments are Federal Reserve Bank stock, Federal Home Loan Bank stock, and Common Securities in the Corporation’s grantor trusts: First Indiana Capital Trust I and First Indiana Capital Statutory Trust II. The Bank is required by the Federal Reserve Board to own shares of FRB stock. FRB stock, which is a restricted investment security, is carried at its cost. In addition, as a member of the Federal Home Loan Bank of Indianapolis, the Bank is required to own shares of capital stock in the FHLB. FHLB stock is carried at its cost, since it is a restricted investment security. The Bank is required to hold FHLB stock with the value of approximately $5,569,000. The Corporation’s holdings in FHLB stock are redeemable only upon five years’ notice to the FHLB. In connection with the formation of the capital trusts, Trust I and Trust II issued Common Securities to the Corporation. The Common Securities for each trust are carried at their cost since they are restricted investment securities. The Common Securities are not redeemable until the related subordinated notes are redeemed (according to the subordinated note terms).

The composition of other investments is summarized as follows.

	December 31
(Dollars in Thousands)	2005	2004
FRB Stock	$1,110	$1,110
FHLB Stock	24,686	24,173
Capital Trusts Common Securities	744	744

	$26,540	$26,027

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Bank makes the following types of consumer loans which have concentrations of credit risk: sub-prime loans, high loan-to-value (“LTV”) loans, and interest-only loans. All of these loans are secured by mortgages on one-to-four family residential real estate and are diversified geographically. The Bank classifies a loan as a sub-prime loan based on the credit characteristics of the borrower. A high LTV loan is identified as a loan with a LTV ratio greater than 90 percent that is not classified as a sub-prime loan. An interest-only loan is a 3-1 ARM that pays only interest for the first three years or a 5-1 ARM that pays only interest for the first five years. Following the interest-only period the loan converts to an amortizing loan. Interest-only loans are underwritten at the time of application based on the amortizing payment amount. The following table provides information on the loans outstanding and the Bank’s total credit exposure for each of the three types of loans.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31
	2005		2004
(Dollars in Thousands)	Balance	Total Exposure	Balance	Total Exposure
Sub-Prime	$57,483	$64,511	$74,640	$82,907
High Loan-to-Value	87,329	94,816	90,680	98,855
Interest-Only	81,693	81,693	20,158	20,158

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(8) Premises and Equipment

	December 31
(Dollars in Thousands)	2005	2004
Land	$6,978	$5,706
Buildings	14,105	13,700
Leasehold Improvements	1,366	1,371
Furniture and Equipment	21,296	21,536

	43,745	42,313
Accumulated Depreciation	(19,473)	(17,530)

	$24,272	$24,783

(9) Interest-Bearing Deposits

	December 31
(Dollars in Thousands)	2005	2004
Interest-Bearing Demand	$229,876	$189,911
Savings	489,713	463,679
Certificates of Deposit under $ 100,000	285,205	262,168
Certificates of Deposit $100,000 or Greater	175,800	189,736

	$1,180,594	$1,105,494

Following is a table of maturities for certificates of deposit outstanding at December 31, 2005.

(Dollars in Thousands)	Amount
2006	$252,707
2007	158,594
2008	31,950
2009	15,970
2010	1,784
Thereafter	—

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

$42,365

FHLB advances outstanding at December 31, 2005, mature from January 2006 through November 2023. Of the $42,365,000 in advances, the FHLB has the option to require the Bank to repay $35,000,000 at certain designated dates. The advances bear fixed rates ranging from 2.75 percent to 8.57 percent. The weighted average interest rate at December 31, 2005 and 2004 was 4.84 percent and 5.07 percent, respectively. The FHLB advances are collateralized with FHLB stock and other qualifying assets totaling $439,245,000. As of December 31, 2005 and 2004, the Bank’s FHLB advances were backed by sufficient collateral. Additionally, the Bank maintains an unused $10,000,000 line of credit with the FHLB.

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Rental Obligations. Obligations under non-cancelable operating leases (excluding the guarantee on the Somerset CPAs lease) at December 31, 2005, require minimum future payments of $4,967,000 in 2006, $4,132,000 in 2007, $3,697,000 in 2008, $3,123,000 in 2009, $2,231,000 in 2010, and $10,579,000 thereafter. Minimum future payments have not been reduced by minimum sublease rental income of $39,000 receivable in the future under non-cancelable subleases. Operating lease expenses were $5,818,000, $6,426,000, and $6,397,000 for 2005, 2004, and 2003, respectively.

Other Contingencies. Lawsuits and claims are pending in the ordinary course of business on behalf of and against First Indiana. In the opinion of management, adequate provision has been made for these items in the Consolidated Financial Statements.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table summarizes stock-based compensation plan information.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	972,424	$14.09	982,396
Equity compensation plans not approved by security holders	—	—	—

Total	972,424	$14.09	982,396

The following table summarizes information about stock options outstanding at December 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2005	Weighted Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable at December 31, 2005	Weighted Average Exercise Price
$0.00 - $ 5.00	—	—	$—	—	$—
5.01 - 10.00	48,660	0.09	8.53	48,660	8.53
10.01 - 15.00	596,698	5.29	13.62	370,280	13.15
15.01 - 20.00	327,066	6.34	15.77	166,243	15.77

5.01 - 20.00	972,424	5.39	14.09	585,183	13.51

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

Deferred Share Awards - In 2004, the Compensation Committee of the Board of Directors entered into deferred shares agreements with an officer of First Indiana. These agreements awarded 25,000 deferred shares of First Indiana common stock under the 2002 Stock Incentive Plan. These deferred shares will vest and become issuable at the expiration of restricted periods ending December 31, 2006, the achievement of specified performance objectives, and the completion of continuous employment during the restricted periods. No expense was recognized in 2004 on the 25,000 deferred shares awarded in that year because it was probable at that time that the performance conditions would not be achieved. In 2005 it became probable that the performance conditions would be met and the Corporation recognized expense associated with these shares. As part of their compensation, non-employee members of the Corporation’s Board of Directors received deferred shares. These deferred shares were granted in 2005 and earn dividend equivalents in the form of additional deferred shares at the same rate as dividends are paid on the Corporation’s common stock. A summary of the status of First Indiana’s deferred stock awards as of December 31, 2005, and 2004, and changes, and expense during the years ended on those dates is presented below.

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(16) Parent Company Only Statements

	December 31
(Dollars in Thousands)	2005	2004
Assets
Cash and Due from Banks	$2	$1
Certificate of Deposit with the Bank	—	500
Due from the Bank	4,632	6,665
Investment in the Bank	213,321	209,096
Investment in Somerset Financial	1	1
Investment in Grantor Trusts	744	744
Other Assets	4,294	3,327

Total Assets	$222,994	$220,334

Liabilities
Subordinated Notes	$46,781	$46,657
Other Liabilities	771	1,534

Total Liabilities	47,552	48,191
Shareholders’ Equity	175,442	172,143

Total Liabilities and Shareholders’ Equity	$222,994	$220,334

	Years Ended December 31
(Dollars in Thousands)	2005	2004	2003
Income
Dividends from the Bank	$20,000	$16,000	$21,440
Distributions from Somerset Financial	—	5,405	—
Income from Investments	57	53	47
Non-Interest Income	6,693	3,277	285

Total Income	26,750	24,735	21,772
Expense
Interest Expense	3,366	3,369	1,532
Non-Interest Expense	4,446	3,064	4,392

Total Expense	7,812	6,433	5,924

Earnings before Income Taxes	18,938	18,302	15,848
Income Tax Benefit	(430)	(1,287)	(2,106)

Earnings before Equity in Undistributed Net Earnings of Subsidiaries	19,368	19,589	17,954
Equity in Undistributed Net Earnings of the Bank	5,903	2,942	(16,126)
Equity in Undistributed Net Earnings of Somerset Financial	—	(7,853)	701

Net Earnings	$25,271	$14,678	$2,529

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Years Ended December 31
(Dollars in Thousands)	2005	2004	2003
Cash Flows from Operating Activities
Net Earnings	$25,271	$14,678	$2,529
Adjustments to Reconcile Net Earnings to Net Cash (Used)
Provided by Operating Activities
Equity in Undistributed Earnings	(5,903)	4,911	15,425
Amortization of Stock Plans	1,939	1,147	321
Tax Benefit of Option Compensation	852	398	103
Stock Compensation	624	119	324
Change in Other Liabilities	(640)	100	1,649
Change in Due from the Bank and Other Assets	1,638	23,165	(4,755)

Net Cash Provided by Operating Activities	23,781	44,518	15,596

Cash Flows from Investing Activities
Investment in Equity Security	—	—	(372)
Investment in Limited Partnership	(572)	(572)	—
Acquisition of MetroBanCorp	—	(8)	(36,805)
Acquisition of Somerset Financial	—	—	(7)
Disposition of Somerset Financial	—	6,000	—

Net Cash (Provided) Used by Investing Activities	(572)	5,420	(37,184)

Cash Flows from Financing Activities
Issuance of Subordinated Notes	—	—	34,295
Stock Option Proceeds	3,655	1,988	542
Purchase of Treasury Stock - Net	(16,775)	(399)	(2,936)
Common Stock Issued under Deferred Compensation Plan	(21)	(58)	(35)
Purchase of Common Stock	(23)	(40,901)	—
Dividends Paid	(10,544)	(10,569)	(10,277)

Net Cash (Used) Provided by Financing Activities	(23,708)	(49,939)	21,589

Net Change in Cash and Cash Equivalents	(499)	(1)	1
Cash and Cash Equivalents at the Beginning of the Year	501	502	501

Cash and Cash Equivalents at the End of the Year	$2	$501	$502

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Reporting

(Dollars in Thousands)	Community Bank	Consumer Finance Bank	Non-Segment	2005 Consolidated Totals
Average Segment Assets	$1,486,505	$43,326	$377,711	$1,907,542
Net Interest Income (Expense) (1)	62,749	2,310	4,051	69,110
Provision for Loan Losses	3,200	—	—	3,200
Non-Interest Income	19,280	10,002	36	29,318
Intangible Amortization	(696)	—	—	(696)
Other Non-Interest Expense	(23,720)	(3,758)	(34,887)	(62,365)
Intersegment Income (Expense) (2)	(21,297)	1,876	19,421	—

Income (Loss) from Continuing Operations, Before Income Taxes	$39,516	$10,430	$(11,379)	$38,567

	Community Bank	Consumer Finance Bank	Non-Segment	2004 Consolidated Totals
Average Segment Assets	$1,632,423	$62,353	$380,285	$2,075,061
Net Interest Income (Expense) (1)	69,564	3,054	(3,177)	69,441
Provision for Loan Losses	(11,550)	—	—	(11,550)
Non-Interest Income	24,009	10,500	2,342	36,851
Intangible Amortization	(718)	—	—	(718)
Other Non-Interest Expense	(29,430)	(3,695)	(35,380)	(68,505)
Intersegment Income (Expense) (2)	(18,233)	596	17,637	—

Income (Loss) from Continuing Operations, Before Income Taxes	$33,642	$10,455	$(18,578)	$25,519

	Community Bank	Consumer Finance Bank	Non-Segment	2003 Consolidated Totals
Average Segment Assets	$1,810,589	$83,966	$323,191	$2,217,746
Net Interest Income (Expense) (1)	86,340	3,998	(13,438)	76,900
Provision for Loan Losses	(38,974)	—	—	(38,974)
Non-Interest Income	21,836	10,537	2,262	34,635
Intangible Amortization	(736)	—	—	(736)
Other Non-Interest Expense	(27,378)	(3,660)	(38,769)	(69,807)
Intersegment Income (Expense) (2)	(14,489)	(1,174)	15,663	—

Income (Loss) from Continuing Operations, Before Income Taxes	$26,599	$9,701	$(34,282)	$2,018

(1)	The net interest income amounts in the segment results reflect the actual interest income and expense from segment activities and amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.

(2)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are eliminated from the Corporation’s actual results.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(19) Interim Quarterly Results (Unaudited)

(Dollars in Thousands, except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Total Interest Income	$24,097	$26,031	$27,867	$29,185
Net Interest Income	16,340	17,238	17,734	17,799
Provision for Loan Losses	(2,550)	(650)	—	—
Non-Interest Income	5,031	8,250	8,418	7,619
Non-Interest Expense	15,445	16,321	16,034	15,261
Income from Continuing Operations, Net of Taxes	5,406	6,127	6,406	6,561
Income from Discontinued Operations, Net of Taxes	216	156	209	190
Net Income	5,622	6,283	6,615	6,751

Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes	0.31	0.36	0.37	0.39
Income from Discontinued Operations, Net of Taxes	0.01	0.01	0.01	0.01
Net Income	0.32	0.37	0.38	0.40

Diluted Earnings Per Share
Income from Continuing Operations, Net of Taxes	0.31	0.35	0.36	0.38
Income from Discontinued Operations, Net of Taxes	0.01	0.01	0.01	0.01
Net Income	0.32	0.36	0.37	0.39

2004
Total Interest Income	$26,116	$25,077	$25,592	$24,859
Net Interest Income	17,626	17,127	17,769	16,919
Provision for Loan Losses	3,000	3,250	5,300	—
Non-Interest Income	8,995	10,814	8,949	8,093
Non-Interest Expense	17,254	17,060	19,820	15,089
Income from Continuing Operations, Net of Taxes	4,073	4,868	1,106	6,346
Income (Loss) from Discontinued Operations, Net of Taxes	1,332	135	(2,325)	(857)
Net Income (Loss)	5,405	5,003	(1,219)	5,489

Basic Earnings (Loss) Per Share
Income from Continuing Operations, Net of Taxes	0.21	0.25	0.05	0.33
Income (Loss) from Discontinued Operations, Net of Taxes	0.07	—	(0.11)	(0.05)
Net Income (Loss)	0.28	0.25	(0.06)	0.28

Diluted Earnings (Loss) Per Share
Income from Continuing Operations, Net of Taxes	0.20	0.25	0.06	0.32
Income (Loss) from Discontinued Operations, Net of Taxes	0.07	—	(0.12)	(0.04)
Net Income (Loss)	0.27	0.25	(0.06)	0.28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDIANA CORPORATION

By:	/s/ Robert H. Warrington
Robert H. Warrington
President and Chief
Executive Officer
(Principal Executive Officer)
Date: August 23, 2006