Form 10-K/A
period 2005-12-31
FIRST INDIANA CORP
filed 2006-09-18
CIK 789670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.2)

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

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2006 Annual Meeting of Shareholders (Part III).

First Indiana Corporation 10-K/A Explanatory Note

First Indiana Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 2, 2006, and previously amended by Amendment No. 1 of Form 10-K/A filed August 23, 2006 (as so amended, the “Amended Filing”). The purpose of this Amendment is solely to file a new Consent of KPMG LLP to replace the consent filed with the prior amendment. This Amendment does not reflect any developments since the date of the Amended Filing. No other changes have been made to the Amended Filing, and this Amendment does not amend, update, or change any financial statements or other disclosures contained in the Amended Filing, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(3) Exhibits

23	Consent of Independent Registered Public Accounting Firm.
31(a)	Rule 13a-14(a) Certification of Principal Executive Officer
31(b)	Rule 13a-14(a) Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDIANA CORPORATION

By:	/s/ Robert H. Warrington
Robert H. Warrington President and Chief Executive Officer (Principal Executive Officer) Date: September 18, 2006

4