Form 10-Q
period 2006-09-30
FIRST INDIANA CORP
filed 2006-11-07
CIK 789670

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

or

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

On October 31, 2006, the registrant had 16,713,205 shares of common stock outstanding, $0.01 par value.

FIRST INDIANA CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

		Page
Part I	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2006, December 31, 2005, and September 30, 2005	3
	Condensed Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2006 and 2005	4
	Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2006 and 2005	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	39
Part II	Other Information
Item 1.	Legal Proceedings	40
Item 1.A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults upon Senior Securities	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 5.	Other Information	41
Item 6.	Exhibits	42
	Signatures

Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)

	September 30 2006 (Unaudited)	December 31 2005	September 30 2005 (Unaudited)
Assets
Cash	$ 52,552	$ 49,903	$ 52,882
Interest-Bearing Due from Banks	7,115	3,151	7,351
Federal Funds Sold	50,000	10,000	28,500

Cash and Cash Equivalents	109,667	63,054	88,733
Securities Available for Sale	245,725	232,976	228,807
Other Investments	22,214	26,540	26,540
Loans
Business	624,682	545,215	550,581
Commercial Real Estate	176,384	167,715	168,340
Single-Family Construction	128,264	92,451	89,141
Consumer	489,624	499,465	509,390
Residential Mortgage	273,774	262,340	267,982

Total Loans	1,692,728	1,567,186	1,585,434
Allowance for Loan Losses	(34,972)	(39,168)	(41,046)

Net Loans	1,657,756	1,528,018	1,544,388
Premises and Equipment	25,853	24,272	23,489
Accrued Interest Receivable	10,832	10,474	9,438
Goodwill	30,682	30,682	30,682
Other Intangible Assets	2,949	3,206	3,380
Assets of Discontinued Operations	—	1,020	962
Other Assets	40,773	46,114	46,676

Total Assets	$ 2,146,451	$ 1,966,356	$ 2,003,095

Liabilities
Non-Interest-Bearing Deposits	$ 247,128	$ 268,682	$ 290,966
Interest-Bearing Deposits
Demand Deposits	199,546	229,876	181,641
Savings Deposits	678,493	489,713	478,119
Certificates of Deposit	546,517	461,005	475,693

Total Interest-Bearing Deposits	1,424,556	1,180,594	1,135,453

Total Deposits	1,671,684	1,449,276	1,426,419
Short-Term Borrowings	203,174	220,732	193,751
Federal Home Loan Bank Advances	19,675	42,365	128,015
Subordinated Notes	46,874	46,781	46,750
Accrued Interest Payable	2,693	1,830	2,006
Advances by Borrowers for Taxes and Insurance	1,993	873	1,741
Other Liabilities	21,850	29,057	28,206

Total Liabilities	1,967,943	1,790,914	1,826,888

Shareholders’ Equity
Preferred Stock, $.01 Par Value: 2,000,000 Shares
Authorized; None Issued	—	—	—
Common Stock, $.01 Par Value: 33,000,000 Shares
Authorized; Issued: 2006 - 20,444,686 Shares;
2005 - 20,284,569 and 20,200,554 Shares, respectively	204	202	202
Capital Surplus	17,119	16,153	14,594
Retained Earnings	222,705	204,089	199,642
Accumulated Other Comprehensive Loss	(2,831)	(3,077)	(2,245)
Treasury Stock at Cost: 2006 - 3,750,811 Shares;
2005 - 3,121,165 and 2,912,254 Shares, respectively	(58,689)	(41,925)	(35,986)

Total Shareholders’ Equity	178,508	175,442	176,207

Total Liabilities and Shareholders’ Equity	$ 2,146,451	$ 1,966,356	$ 2,003,095

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Interest Income
Interest-Bearing Due from Banks	$ 82	$ 32	$ 305	$ 110
Federal Funds Sold	373	27	557	58
Securities Available for Sale	2,512	2,168	7,427	6,201
Dividends on Other Investments	235	321	935	878
Loans	31,442	25,319	87,599	70,748

Total Interest Income	34,644	27,867	96,823	77,995
Interest Expense
Deposits	13,431	6,843	32,365	18,073
Short-Term Borrowings	2,151	1,503	6,678	3,227
Federal Home Loan Bank Advances	299	944	1,742	2,860
Subordinated Notes	843	843	2,523	2,523

Total Interest Expense	16,724	10,133	43,308	26,683

Net Interest Income	17,920	17,734	53,515	51,312
Provision for Loan Losses	—	—	(1,600)	(3,200)

Net Interest Income after Provision for Loan Losses	17,920	17,734	55,115	54,512
Non-Interest Income
Deposit Charges	4,159	4,445	12,148	12,520
Loan Servicing Income	—	1	—	58
Loan Fees	410	501	1,397	1,510
Investment Product Sales Commissions	164	188	572	449
Sale of Loans	1,277	2,515	5,386	7,785
Sale of Loan Servicing	—	37	—	(1,669)
Net Investment Securities Loss	—	—	—	(813)
Other	626	730	1,851	1,860

Total Non-Interest Income	6,636	8,417	21,354	21,700
Non-Interest Expense
Salaries and Benefits	9,260	9,512	28,277	28,194
Net Occupancy	993	1,014	2,945	3,350
Equipment	1,518	1,354	5,118	3,988
Professional Services	892	1,184	2,716	3,092
Marketing	492	633	1,498	1,910
Telephone, Supplies, and Postage	816	727	2,229	2,285
Other Intangible Asset Amortization	86	174	256	522
OREO Expenses	39	(253)	(146)	(163)
Other	1,544	1,689	4,392	4,623

Total Non-Interest Expense	15,640	16,034	47,285	47,801

Income from Continuing Operations	8,916	10,117	29,184	28,411
Income Taxes	3,243	3,711	10,898	10,472

Income from Continuing Operations, Net of Taxes	5,673	6,406	18,286	17,939
Discontinued Operations
Income from Discontinued Operations	—	351	14,254	978
Income Taxes	—	142	5,601	397

Income from Discontinued Operations, Net of Taxes	—	209	8,653	581

Net Income	$ 5,673	$ 6,615	$ 26,939	$ 18,520

Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.34	$ 0.37	$ 1.10	$ 1.05
Income from Discontinued Operations, Net of Taxes	—	0.01	0.52	0.03

Net Income	$ 0.34	$ 0.38	$ 1.62	$ 1.08

Diluted Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.34	$ 0.36	$ 1.09	$ 1.02
Income from Discontinued Operations, Net of Taxes	—	0.01	0.50	0.03

Net Income	$ 0.34	$ 0.37	$ 1.59	$ 1.05

Dividends Per Common Share	$ 0.200	$ 0.160	$ 0.600	$ 0.448

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Shareholders’ Equity
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Common Stock
	Outstanding Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2005	17,163,404	$ 202	$ 16,153	$ 204,089	$(3,077)	$(41,925)	$ 175,442
Comprehensive Income:
Net Income	—	—	—	26,939	—	—	26,939
Unrealized Gain on Securities Available for
Sale of $832 Net of Income Taxes and
Reclassification Adjustment of $0, Net of
Income Taxes	—	—	—	—	503	—	503
Excess Unfunded Accumulated Pension Benefit
Obligation	—	—	—	—	(257)	—	(257)

Total Comprehensive Income							27,185
Dividends on Common Stock - $0.60 per share	—	—	—	(10,059)	—	—	(10,059)
Exercise of Stock Options	90,704	1	953	—	—	—	954
Purchase of Vested Stock Options	—	—	(52)	—	—	—	(52)
Redemption of Common Stock	(2,996)	—	(83)	—	—	—	(83)
Payment for Fractional Shares	(400)	—	(11)	—	—	—	(11)
Tax Benefit of Option Compensation	—	—	574	—	—	—	574
Common Stock Issued under Deferred
Compensation Plan	—	—	(33)	—	—	—	(33)
Common Stock to Be Issued under Stock
Incentive Plans	—	—	974	(695)	—	—	279
Common Stock Issued under Restricted
Stock Plans	93,744	1	—	—	—	—	1
Common Stock Cancelled under Restricted
Stock Plans	(20,936)	—	—	—	—	—	—
Amortization of Restricted Common Stock	—	—	(1,551)	2,431	—	—	880
Amortization of Stock Options	—	—	193	—	—	—	193
Purchase of Treasury Stock	(629,756)	—	—	—	—	(16,765)	(16,765)
Reissuance of Treasury Stock	111	—	2	—	—	1	3

Balance at September 30, 2006	16,693,875	$ 204	$ 17,119	$ 222,705	$(2,831)	$(58,689)	$ 178,508

	Common Stock
	Outstanding Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2004	17,528,479	$ 200	$ 10,008	$ 188,424	$(1,398)	$(25,091)	$ 172,143
Comprehensive Income:
Net Income	—	—	—	18,520	—	—	18,520
Unrealized Loss on Securities Available for
Sale of $2,213 Net of Income Taxes and
Reclassification Adjustment of $(488), Net
of Income Taxes	—	—	—	—	(847)	—	(847)

Total Comprehensive Income							17,673
Dividends on Common Stock - $0.448 per share	—	—	—	(7,799)	—	—	(7,799)
Exercise of Stock Options	230,795	2	2,739	—	—	—	2,741
Redemption of Common Stock	(8,141)	—	(157)	—	—	—	(157)
Tax Benefit of Option Compensation	—	—	395	—	—	—	395
Common Stock Issued under Deferred
Compensation Plan	—	—	(16)	—	—	—	(16)
Common Stock to Be Issued under Stock
Incentive Plans	—	—	—	521	—	—	521
Common Stock Issued under Restricted
Stock Plans	14,000	—	289	(289)	—	—	—
Common Stock Cancelled under Restricted
Stock Plans	(938)	—	(17)	17	—	—	—
Amortization of Restricted Common Stock	—	—	1,317	248	—	—	1,565
Purchase and Retirement of Common Stock	—	—	(23)	—	—	—	(23)
Purchase of Treasury Stock	(480,625)	—	—	—	—	(10,920)	(10,920)
Reissuance of Treasury Stock	4,730	—	59	—	—	25	84

Balance at September 30, 2005	17,288,300	$ 202	$ 14,594	$ 199,642	$(2,245)	$(35,986)	$ 176,207

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Nine Months Ended September 30
	2006	2005
		Revised - See Note 1
Cash Flows from Operating Activities
Net Income	$ 26,939	$ 18,520
Income from Discontinued Operations,
Net of Taxes	8,653	581

Income from Continuing Operations,
Net of Taxes	18,286	17,939
Adjustments to Reconcile Net Income to
Net Cash Provided by
Operating Activities
Gain on Sale of Loans, Investments,
Premises and Equipment, and
Mortgage Servicing Assets, Net	(4,623)	(4,900)
Amortization of Premium, Discount,
and Intangibles, Net	1,263	2,823
Amortization of Stock Options	193	—
Depreciation and Amortization of
Premises and Equipment	2,114	1,951
Amortization of Net Deferred Loan Fees	942	1,975
Provision for Loan Losses	(1,600)	(3,200)
Origination of Loans Held for Sale,
Net of Principal Collected	(205,640)	(245,845)
Proceeds from Sale of Loans Held for Sale	225,299	263,234
Proceeds from Sale of Loan Servicing Assets	—	2,392
Stock Compensation	279	521
Change in:
Accrued Interest Receivable	(358)	(1,244)
Other Assets	4,393	(2,619)
Accrued Interest Payable	863	188
Other Liabilities	(7,207)	(859)
Operating Cash Flows of Discontinued
Operations	(381)	582

Net Cash Provided by Operating Activities	33,823	32,938

Cash Flows from Investing Activities
Proceeds from Sale of Securities Available
for Sale	—	36,160
Proceeds from Maturities of Securities
Available for Sale	23,408	55,076
Purchase of Securities Available for Sale	(35,415)	(105,108)
Sale of Other Investments	4,326	—
Principal Collected on Loans, Net of
Originations	(145,871)	(113,296)
Proceeds from Sale of Loans and OREO	2,887	9,926
Investment in Limited Partnership	—	(571)
Investment in Bank-Owned Life Insurance	—	(6,300)
Purchase of Premises and Equipment	(4,458)	(1,063)
Proceeds from Sale of Premises and Equipment	—	3
Investing Cash Flows of Discontinued
Operations	10,054	—

Net Cash Provided (Used) by Investing
Activities	(145,069)	(125,173)

Cash Flows from Financing Activities
Net Change in Deposits	222,458	55,867
Net Change in Short-Term Borrowings	(17,558)	31,543
Net Change in Advances by Borrowers for
Taxes and Insurance	1,120	566
Repayment of Federal Home Loan Bank Advances	(280,758)	(642,140)
Borrowings of Federal Home Loan Bank Advances	258,068	655,675
Tax Benefit of Option Compensation	574	396
Stock Option Proceeds	871	2,584
Restricted Shares Issued	1	—
Deferred Compensation	(33)	(16)
Purchase of Common Stock	—	(23)
Purchase of Treasury Stock	(16,765)	(10,920)
Purchase of Vested Stock Options	(52)	—
Payment of Fractional Shares	(11)	—
Reissuance of Treasury Stock	3	84
Dividends Paid	(10,059)	(7,799)

Net Cash Provided (Used) by Financing Activities	157,859	85,817

Net Change in Cash and Cash Equivalents	46,613	(6,418)
Cash and Cash Equivalents at Beginning of Year	63,054	95,151

Cash and Cash Equivalents at End of Period	$ 109,667	$ 88,733

See Notes to Condensed Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005
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

        In 2005, the Corporation has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis with cash flows from continuing operations within operating activities. There were no financing portions of cash flows attributable to discontinued operations in any period presented.

Note 2 – Earnings Per Share

        The following table presents the calculation of basic and diluted earnings per share. Diluted earnings per share were not adjusted for anti-dilutive option shares since the exercise price for all outstanding options was less than the average market price for all periods presented. (Dollars in Thousands, except Share and Per Share Data)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Basic Earnings Per Share
Income from Continuing Operations,
Net of Taxes (Numerator)	$ 5,673	$ 6,406	$ 18,286	$ 17,939
Average Basic Shares Outstanding
(Denominator)	16,450,267	17,131,446	16,579,573	17,217,439
Basic Earnings Per Share, Income from
Continuing Operations, Net of Taxes	$ 0.34	$ 0.37	$ 1.10	$ 1.05

Diluted Earnings Per Share
Income From Continuing Operations,
Net of Taxes (Numerator)	$ 5,673	$ 6,406	$ 18,286	$ 17,939
Average Basic Shares Outstanding	16,450,267	17,131,446	16,579,573	17,217,439
Add: Dilutive Effect of Stock Options,
Deferred Shares and Restricted Stock	366,731	440,333	393,192	368,872

Average Diluted Shares Outstanding (Denominator)	16,816,998	17,571,779	16,972,765	17,586,311
Diluted Earnings Per Share, Income from
Continuing Operations, Net of Taxes	$ 0.34	$ 0.36	$ 1.09	$ 1.02

Note 3 – Stock-Based Compensation

        Under the First Indiana Corporation 2004 Executive Compensation Plan (“2004 Plan”), First Indiana is authorized to provide cash and non-cash incentives (which may be options, restricted stock, or specified other stock-based awards) to its executives, key employees, and directors. At September 30, 2006, 869,158 stock-based award shares were available for grant under this plan. Effective January 1, 2006, First Indiana adopted Statement of Financial Accounting Standard 123 (revised 2004) “Share-Based Payment”(“SFAS 123R”). The cumulative effect of adopting SFAS 123R was not material to First Indiana’s financial position, results of operations or cash flows. Prior to adoption of SFAS 123R, First Indiana accounted for these awards under recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.

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

        A summary of the status of First Indiana’s stock option plans as of September 30, 2006 and changes during the nine month period then ended is presented below. Included in the forfeited and expired totals are option shares originally granted to associates of the Bank’s trust operations.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at Beginning of Period	972,359	$14.09
Granted	—	—
Exercised	(90,694)	10.51
Forfeited	(57,513)	14.64
Expired	(4,197)	15.10

Outstanding at End of Period	819,955	$14.44	4.98	$9,698

Options Exercisable at End of Period	572,144	$14.22	4.22	$6,897

Fully-vested Options and Options
Expected to Vest	811,944	$14.44	0.28	$9,607

        The intrinsic value of stock option awards exercised in the nine months ended September 30, 2006 was $1,481,000. The intrinsic values of stock option awards exercised were based on the closing prices of the Corporation’s common shares on the dates of the exercise.

        Restricted Stock Awards - Restricted stock awards are subject to forfeiture upon either a failure to meet certain specified performance objectives or continuous employment is interrupted or terminated prior to the vesting of the award. These awards vest over terms ranging from three to eight years. For measuring compensation cost, restricted stock awards are valued based upon the market value of the common shares on the date of grant. A summary of the status of First Indiana’s restricted stock awards as of September 30, 2006 and changes during the nine month period then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (Years)	Unrecognized Compensation Cost (in Thousands)
Outstanding at Beginning of Period	222,618	$16.87
Awarded	93,744	26.62
Vested (Restrictions Lapsed)	(52,611)	16.26
Forfeited	(20,936)	20.97

Outstanding at End of Period	242,815	$20.41	2.63	$3,022

        The total fair value of restricted stock awards vested was $1,387,000 and $355,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively.

        Deferred Share Awards – Deferred share awards are subject to forfeiture upon either a failure to meet certain specified performance objectives or continuous employment is interrupted or terminated prior to the vesting of the award. These awards vest over terms ranging from three to eight years. As part of their compensation, non-employee members of the Corporation’s Board of Directors also receive deferred shares. These deferred shares vest in one year and earn dividend equivalents in the form of additional deferred shares at the same rate as dividends are paid on the Corporation’s common stock. For measuring compensation cost, deferred shares are valued based upon the market value of the related common shares on the grant date. A summary of the status of First Indiana’s deferred stock awards as of September 30, 2006 and changes during the nine month period then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in Thousands)	Unrecognized Compensation Cost (in Thousands)
Outstanding at Beginning of Period	31,967	$ —
Granted	27,941	—
Exercised	—	—
Forfeited	(2,187)	—

Outstanding at End of Period	57,721	$ —	1.06	$1,516	$490

Exercisable at End of Period	7,114	$ —	—	$ 187

        At September 30, 2006, the total unamortized fair value of non-vested awards (stock options, restricted stock and deferred share awards) was $6,313,000. The weighted average period over which this fair value will be recognized is 3.11 years.

        The following table illustrates the effect on net earnings and earnings per share for the three and nine months ended September 30, 2005 if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to stock-based employee compensation.

(Dollars in Thousands, except Per Share Data)

	Three Months Ended September 30	Nine Months Ended September 30
	2005	2005
Net Income, As Reported	$ 6,615	$ 18,520
Add: Stock-based employee compensation expense
included in reported net income, net of related
tax effects	454	1,312
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(279)	(795)

Pro Forma Net Income	$ 6,790	$ 19,037

Basic Earnings Per Share
As Reported	$ 0.38	$ 1.08
Pro Forma	0.40	1.11
Diluted Earnings Per Share
As Reported	$ 0.37	$ 1.05
Pro Forma	0.39	1.08

        The following table illustrates the effect on net income for the three and nine months ended September 30, 2006 of the Corporation’s stock-based compensation plan under SFAS 123R.

(Dollars in Thousands)

	Three Months Ended Ended September 30, 2006	Nine Months Ended Ended September 30, 2006
Total Cost of Stock-Based Payment Plans	$ 377	$ 1,405
Amount of Related Income Tax Benefit Included in Income	(128)	(483)

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

Note 5 – Segment Reporting

        The Corporation’s business units are primarily organized to operate in the financial services industry and are determined by the products and services offered. The community bank segment includes the Bank’s branch network, investment and insurance subsidiary, and home equity, installment, and residential loans originated and purchased for the Bank’s portfolio. The community bank segment also includes business, single-family construction, and commercial real estate loans, and traditional cash management services for business customers. The consumer finance segment originates and sells home equity loans and holds home equity loans originated for sale. Non-segment includes investment portfolio management, the servicing of all loans and deposits, the parent company activities and other items not directly attributable to a specific segment. Revenues in the Corporation’s segments are generated from loans, loan sales, and fee income. There are no foreign operations. Prior to its classification as discontinued operations, the Trust Division was disclosed as part of the community bank segment.

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

Segment Reporting
(Dollars in Thousands)

	Community Bank	Consumer Finance	All Other	Consolidated Totals
Third Quarter 2006
Average Segment Assets	$ 1,671,047	$ 28,581	$ 400,343	$ 2,099,971

Net Interest Income (Expense) (1)	16,079	341	1,500	17,920
Provision for Loan Losses	—	—	—	—
Non-Interest Income	5,194	1,211	231	6,636
Intangible Amortization	(86)	—	—	(86)
Other Non-Interest Expense	(6,662)	90	(8,982)	(15,554)
Intersegment Income (Expense) (2)	(3,855)	(698)	4,553	—

Earnings (Loss) from Continuing
Operations before Income Taxes	$ 10,670	$ 944	$ (2,698)	$ 8,916

Third Quarter 2005
Average Segment Assets	$ 1,498,868	$ 44,246	$ 388,693	$ 1,931,807

Net Interest Income (Expense) (1)	15,759	588	1,387	17,734
Provision for Loan Losses	—	—	—	—
Non-Interest Income	4,885	2,456	1,076	8,417
Intangible Amortization	(174)	—	—	(174)
Other Non-Interest Expense	(6,626)	(291)	(8,943)	(15,860)
Intersegment Income (Expense) (2)	(3,867)	(266)	4,133	—

Income (Loss) from Continuing
Operations before Income Taxes	$ 9,977	$ 2,487	$ (2,347)	$ 10,117

Year to Date 2006
Average Segment Assets	$ 1,588,912	$ 34,180	$ 395,536	$ 2,018,628

Net Interest Income (Expense) (1)	46,925	1,255	5,335	53,515
Provision for Loan Losses	(1,600)	—	—	(1,600)
Non-Interest Income	14,845	5,238	1,271	21,354
Intangible Amortization	(256)	—	—	(256)
Other Non-Interest Expense	(18,051)	(1,284)	(27,694)	(47,029)
Intersegment Income (Expense) (2)	(12,618)	(66)	12,684	—

Income (Loss) from Continuing
Operations before Income Taxes	$ 32,445	$ 5,143	$ (8,404)	$ 29,184

Year to Date 2005
Average Segment Assets	$ 1,465,500	$ 42,575	$ 378,807	$ 1,886,882

Net Interest Income (Expense) (1)	46,854	1,777	2,681	51,312
Provision for Loan Losses	(3,200)	—	—	(3,200)
Non-Interest Income	14,566	7,636	(502)	21,700
Intangible Amortization	(522)	—	—	(522)
Other Non-Interest Expense	(20,081)	(1,000)	(26,198)	(47,279)
Intersegment Income (Expense) (2)	(13,721)	(619)	14,340	—

Income (Loss) from Continuing
Operations before Income Taxes	$ 30,296	$ 7,794	$ (9,679)	$ 28,411

(1)	The net interest income amounts in the segment results reflect the actual interest income and expense from segment activities and amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.

(2)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are eliminated from the Corporation’s actual results.

Note 6 – Certain Employee Benefit Plans

        The net periodic benefit cost of the supplemental pension benefit plan and the postretirement medical, dental, and life insurance programs included in the results of operations is as follows. Unrecognized prior service amounts and unrecognized net gains and losses for all plans are amortized using the straight-line method.

(Dollars in Thousands)

	Supplemental Pension Benefits		Postretirement Benefits
	Three Months Ended September 30		Three Months Ended September 30
	2006	2005	2006	2005
Service Cost	$ 120	$ 76	$ 4	$ 4
Interest Cost	92	133	13	13
Expected Return on Plan Assets	—	—	—	—
Amortization of Net (Gain) or Loss	4	16	(15)	(15)
Amortization of Prior Service Cost	14	15	—	—
Amortization of Transition Obligation	3	3	—	—
Adjustment for Growth of Notional Balance	133	179	—	—

Total Net Periodic Benefit Cost	$ 366	$ 422	$ 2	$ 2

	Supplemental Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Service Cost	$ 272	$ 228	$ 12	$ 12
Interest Cost	357	398	39	39
Expected Return on Plan Assets	—	—	—	—
Amortization of Net (Gain) or Loss	36	48	(45)	(45)
Amortization of Prior Service Cost	45	46	—	—
Amortization of Transition Obligation	9	9	—	—
Adjustment for Growth of Notional Balance	363	286	—	—

Total Net Periodic Benefit Cost	$1,082	$1,015	$ 6	$ 6

Note 7 – Loan Servicing Rights, Goodwill, and Other Intangible Assets

        The following table shows the change in the carrying amount of loan servicing rights.

(Dollars in Thousands)

	Nine Months Ended September 30
	2006	2005
Balance at Beginning of Period	$ —	$ 4,260
Additions	—	—
Amortization of Servicing Rights	—	(421)
Sale of Loan Servicing Rights	—	(3,878)
Change in Valuation Allowance	—	39

Balance at End of Period	$ —	$ —

        In March 2005, the Bank sold its loan servicing rights and recognized a net loss of $1,708,000.

        Goodwill at September 30, 2006 and 2005 was $30,682,000 all of which was assigned to the community bank segment.

        The following table summarizes the carrying amount of other intangible assets at September 30, 2006, December 31, 2005, and September 30, 2005.

(Dollars in Thousands)

	Core Deposit Intangible	Non-compete Agreement Intangible	Total Other Intangible Assets
Gross Carrying Amount	$ 4,357	$ 1,000	$ 5,357
Less: Accumulated Amortization	(1,408)	(1,000)	(2,408)

Net Carrying Amount at September 30, 2006	$ 2,949	$ —	$ 2,949

Gross Carrying Amount	$ 4,357	$ 1,000	$ 5,357
Less: Accumulated Amortization	(1,151)	(1,000)	(2,151)

Net Carrying Amount at December 31, 2005	$ 3,206	$ —	$ 3,206

Gross Carrying Amount	$ 4,357	$ 1,000	$ 5,357
Less: Accumulated Amortization	(1,060)	(917)	(1,977)

Net Carrying Amount at September 30, 2005	$ 3,297	$ 83	$ 3,380

        Projected annual intangible amortization for the years 2006 through 2010 is $342,000, $321,000, $300,000, $280,000, and $260,000 respectively.

Note 8 – Obligations under Guarantees and Commitments and Contingencies

        As of September 30, 2006, the Corporation had issued $26,451,000 in standby letters of credit, predominately with remaining terms of three years or less. The Corporation has recognized a liability at September 30, 2006, December 31, 2005, and September 30, 2005 of $145,000, $128,000, and $64,000 respectively, relating to these commitments.

        At September 30, 2006, December 31, 2005, and September 30, 2005, the Corporation had a reserve of $442,000 included in other liabilities for losses on off-balance sheet credit exposures.

        The Bank maintains back up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit.

Note 9 – Discontinued Operations

        On January 3, 2006, the Corporation and the Bank sold the assets related to its trust business (“Trust”) to Marshall &Ilsley Trust Company, N. A., a subsidiary of Marshall & Ilsley Corporation and recorded an after-tax gain of $8,653,000. First Indiana may also receive future incentive payments over the next three years depending upon revenue growth. Trust income and expense have been presented as discontinued operations, and the results of operations and cash flows have been disclosed separately for all periods presented in the Consolidated Statements of Earnings, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements. Likewise, the assets of Trust have been reclassified to assets of discontinued operations on the Consolidated Balance Sheets. Prior to the announced sale, Trust was included in the community bank operating segment.

        Results of operations for Trust were as follows:

(Dollars in Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Non-Interest Income
Trust Fees	$ —	$943	$ —	$2,778
Gain on Sale of Trust Operations	—	—	14,882	—

Total Non-Interest Income	—	943	14,882	2,778

Non-Interest Expense
Salaries and Benefits	—	411	618	1,182
Net Occupancy	—	38	1	109
Equipment	—	11	—	34
Professional Services	—	77	9	316
Marketing	—	—	—	—
Telephone, Supplies, and Postage	—	11	4	29
Other	—	44	(4)	130

Total Non-Interest Expense	—	592	628	1,800

Income before Tax	—	351	14,254	978
Income Tax	—	142	5,601	397

Net Income	$ —	$209	$ 8,653	$ 581

        The following is summarized financial information for Trust:

(Dollars in Thousands)

September 30 2005
Assets
Premises and Equipment	$140
Other Assets	822

Total Assets	$962

Note 10 – Recently Issued Accounting Pronouncements

        In the first quarter of 2006, the Financial Accounting Standards Board (“FASB”) issued two new Statements of Financial Accounting Standards (“SFAS” “Statement”).

        SFAS No.155 “Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140”amended prior statements by providing options for fair value measurement of certain financial instruments. The statement is effective for all financial instruments acquired or issued after an entity’s first fiscal year that begins after September 15, 2006. The Corporation does not expect the adoption of SFAS 155 to have a material impact to First Indiana’s financial condition, results of operations, or cash flows.

        SFAS No.156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140” enables companies to use mark-to-market accounting for servicing rights resulting in reporting that is similar to fair-value hedge accounting, but without the effort and system costs needed to identify effective hedging instruments and document hedging relationships. The Corporation adopted SFAS 156 in the first quarter of 2006 with no impact to First Indiana’s financial condition, results of operations, or cash flows.

        In July 2006, the Financial Accounting Standards Board issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which is effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes.” The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Corporation is in the process of reviewing and evaluating FIN 48, and therefore the impact of its adoption to First Indiana’s financial condition, results of operations, or cash flows is not yet known.

        In September 2006, FASB released SFAS 157 “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation will be reviewing and evaluating SFAS 157, and therefore the impact of its adoption to First Indiana’s financial condition, results of operations, or cash flows is not yet known.

        In September 2006, FASB released SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R).” First Indiana maintains supplemental defined benefit pension, medical, dental, and life insurance plans for certain of its senior officers and board members.

        Under SFAS 158, the Corporation would be required to:

        •      Recognize the funded status of a benefit plan – measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation – in its statement of financial position.

        •      Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87 or SFAS 106.

        •      Measure defined benefit plan assets and obligations at December 31 in First Indiana’s statement of financial position (with limited exceptions).

        •      Disclose in the notes to financial statements additional information on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

        First Indiana must adopt the Statement on December 31, 2006. The Corporation will be reviewing and evaluating SFAS 158, and therefore the impact of its adoption to First Indiana’s financial condition, results of operations, or cash flows is not yet known.

        In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance regarding the process of quantifying financial statement misstatements. In order to halt the current diversity in practice, SAB 108 recommends that registrants should quantify errors using both a balance sheet method (the “iron curtain” approach) and an income statement method (the “rollover”approach). The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of misstatement’s year(s) of origination. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement, while ignoring the carryover effects of prior year misstatements. SAB 108 recommends that companies quantify an error under both rollover and iron curtain approaches and by evaluating the materiality of the error measured under each approach. If deemed material, companies would be required to adjust their financial statements. SAB 108 is effective for the fiscal year ending after November 15, 2006. The Corporation will adopt SAB 108 in the fourth quarter of 2006 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.

        In September 2006, FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-5 “Purchases of Life Insurance” (“the Consensus”). The Consensus explains how to determine the amount that could be realized from a life insurance contract, which is the measurement amount for the asset under current GAAP. First Indiana owns several life insurance contracts on certain of its officers and directors. The Consensus concluded that companies purchasing a life insurance policy should record as an asset the amount that could be realized, considering any additional amounts beyond the cash surrender value included in the contractual terms of the policy. The amount that could be realized should be based on the assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. When it is probable that contractual restrictions would limit the amount that could be realized, such contractual limitations should be considered and any amounts recoverable at the insurance company’s discretion should be excluded from the amount that could be realized. Policyholders adopting the Consensus would choose between retrospective application to all prior periods or recognizing the adoption as a cumulative-effect adjustment to the beginning retained earnings or to other components of equity or assets. The Consensus is effective for First Indiana in calendar year 2007. The Corporation will be reviewing and evaluating the Consensus, and therefore the impact of its adoption to First Indiana’s financial condition, results of operations, or cash flows is not yet known.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        This Quarterly Report contains forward-looking statements. See Part II, ‘Item 1A. Risk Factors’ and ‘Item 5. Other Information’ within this report for further information on the risks and uncertainties associated with forward-looking statements.

        This section of this Quarterly Report discusses the financial condition and results of operations of the Corporation for the three and nine month periods ended September 30, 2006 and serves to update the 2005 Annual Report on Form 10-K (“Form 10-K”). This section should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated financial statements and notes presented in this Form 10-Q.

Financial Highlights
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	September 30 2006	September 30 2005	September 30 2006	September 30 2005
Net Interest Income	$ 17,920	$ 17,734	$ 53,515	$ 51,312
Provision for Loan Losses	—	—	(1,600)	(3,200)
Non-Interest Income	6,636	8,417	21,354	21,700
Non-Interest Expense	15,640	16,034	47,285	47,801
Income from Continuing Operations, Net of Taxes	5,673	6,406	18,286	17,939
Income from Discontinued Operations, Net of Taxes	—	209	8,653	581
Net Income	5,673	6,615	26,939	18,520

Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.34	0.37	$ 1.10	$ 1.05
Income from Discontinued Operations, Net of Taxes	—	0.01	0.52	0.03

Net Income	$ 0.34	$ 0.38	$ 1.62	$ 1.08

Diluted Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.34	$ 0.36	$ 1.09	$ 1.02
Income from Discontinued Operations, Net of Taxes	—	0.01	0.50	0.03

Net Income	$ 0.34	$ 0.37	$ 1.59	$ 1.05

Dividends Per Share	$ 0.200	$ 0.160	$ 0.600	$ 0.448

Net Interest Margin	3.61%	3.90%	3.75%	3.85%
Efficiency Ratio (1)	63.69	61.32	63.16	65.47
Annualized Return on Average Assets (2)	1.07	1.36	1.78	1.31
Annualized Return on Average Equity (2)	12.71	14.80	20.23	14.10

Average Basic Shares Outstanding	16,450,267	17,131,446	16,579,573	17,217,439
Average Diluted Shares Outstanding	16,816,998	17,571,779	16,972,765	17,586,311

	September 30 2006	December 31 2005	September 30 2005
Assets	$ 2,146,451	$ 1,966,356	$ 2,003,095
Loans	1,692,728	1,567,186	1,585,434
Deposits	1,671,684	1,449,276	1,426,419
Shareholders’ Equity	178,508	175,442	176,207

Shareholders’ Equity/Assets	8.32%	8.92%	8.80%
Tangible Equity/Tangible Assets	6.86%	7.33%	7.22%

Shareholders’ Equity Per Share	$ 10.69	$ 10.22	$ 10.19
Market Closing Price	26.01	27.50	27.26

Shares Outstanding	16,693,875	17,163,404	17,288,300
(1)	Based on continuing operations.
(2)	Includes earnings from continuing and discontinued operations.

Summary of Corporation’s Results

        The primary sources of First Indiana’s revenue are net interest income from loans and deposits, and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

        The Corporation reported net income and income from continuing operations of $5,673,000, or $0.34 per diluted share for the three months ended September 30, 2006. Net income for the third quarter of the previous year was $6,615,000, or $0.37 per diluted share, while income from continuing operations for the third quarter of 2005 was $6,406,000, or $0.36 per diluted share. Income from discontinued operations, net of taxes, totaled $209,000, or $0.01 per diluted share for the three month period ended September 30, 2005. Net income from continuing operations for the third quarter of 2006,as compared to the third quarter of 2005, decreased by $733,000. This decrease was primarily due to $617,000 of expenses (pre-tax) associated with the conversion of the Corporation’s core data processor and costs associated with changes to our senior team, as well as a decline in the gain on sale of loans, which is discussed within the “Non-Interest Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        For the nine months ended September 30, 2006, net income was $26,939,000, or $1.59 per diluted share. Net income for the comparable period of 2005 was $18,520,000, or $1.05 per diluted share. Income from continuing operations for the first nine months of 2006 was $18,286,000, or $1.09 per diluted share, compared with income from continuing operations of $17,939,000 or $1.02 per diluted share for the same period of 2005. In the first nine months of 2006, income from continuing operations included $1,763,000 in pre-tax expenses associated with the conversion of the corporation’s core data processor and costs associated with changes to our senior team, as well as a negative provision for loan losses of $1,600,000. The same period of 2005 included the following pre-tax items: a negative provision for loan losses of $3,200,000; a $1,708,000 loss on the sale of the Bank’s third-party loan servicing portfolio; and an $804,000 loss on the sale of $35,000,000 of Federal Home Loan Bank bonds. In addition, for the nine months ended September 30, 2006, income from discontinued operations, net of taxes, totaled $8,653,000 or $0.50 per diluted share, compared with $581,000, or $0.03 per diluted share for the same period one year ago. The increases in net income and income from discontinued operations, in comparing these periods, were due to the after-tax gain on the sale of the Bank’s Trust operations of approximately $8,600,000 that occurred during the first quarter of 2006.

        Annualized return on average total assets was 1.07 percent for the three months ended September 30, 2006, compared with 1.36 percent for the same period one year ago. For the nine months ended September 30, 2006, the Corporation’s annualized return on average total assets was 1.78 percent compared to 1.31 percent for the comparable period of 2005. Annualized return on average total assets for the first nine months of 2006, adjusted for the impact of income from discontinued operations and the expenses associated with the conversion of the corporation’s core processor, was 1.28 percent, compared with 1.27 percent in the same period of 2005 (similarly adjusted for the impact of income from discontinued operations).

        Annualized return on average total equity was 12.71 percent for the three months ended September 30, 2006, compared with 14.80 percent for the same period one year ago. For the nine months ended September 30, 2006, the Corporation’s annualized return on average total equity was 20.23 percent compared to 14.10 percent for the same period one year ago. Annualized return on average equity for the first nine months of 2006, adjusted for the items above, was 14.46 percent, compared with 13.66 percent in the same period of 2005 (similarly adjusted for the impact of income from discontinued operations).

Net Interest Income

        This section should also be reviewed in conjunction with the ‘Net Interest Margin’ table presented below.

        Net interest income for the third quarter of 2006 was $17,920,000 compared to $17,734,000 for the third quarter of 2005. Net interest income for the nine months ended September 30, 2006 was $53,515,000, compared with $51,312,000 for the same period of 2005. Net interest margin was 3.61 percent for the third quarter of 2006, compared to 3.90 percent for the third quarter of 2005. For the nine months ended September 30, 2006, net interest margin was 3.75 percent, compared to 3.85 percent for the nine months ended September 30, 2005. Although interest rates are beginning to level-off and remain steady, the Bank’s customers continue to manage their funds more aggressively, choosing higher cost, more rate sensitive products. This shift has altered the interest rate risk profile of the Corporation’s balance sheet, effectively eliminating the asset-sensitive position maintained in the past. As a result, net interest margin was compressed during the quarter.

        Earning assets averaged $1,980,125,000 in the third quarter of 2006, compared with $1,815,623,000 for the same quarter in 2005. For the first nine months of 2006, earning assets averaged $1,901,542,000, compared with $1,776,189,000 for the same period of 2005. The increases in earning assets were primarily due to higher loan balances outstanding. For the three months ended September 30, 2006, loans averaged $1,677,287,000, compared to $1,551,423,000 for the third quarter of 2005. For the nine months ended September 30, 2006, loans averaged $1,606,472,000, compared with $1,516,180,000 for the same period in 2005.

        The following table provides information on the Corporation’s net interest margin.

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Three Months Ended
	September 30, 2006			September 30, 2005
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$ 6,160	$ 82	5.27%	$ 4,161	$ 32	3.07%
Federal Funds Sold	28,208	373	5.25	3,293	27	3.21
Securities Available for Sale	245,645	2,512	4.09	230,206	2,168	3.77
Other Investments	22,825	235	4.12	26,540	321	4.83
Loans
Business	608,110	12,216	7.97	520,436	8,929	6.81
Commercial Real Estate	168,381	3,580	8.43	163,598	2,902	7.04
Single-Family Construction	125,884	2,760	8.70	85,851	1,472	6.80
Consumer	502,236	9,310	7.42	510,536	8,770	6.87
Residential Mortgage	272,676	3,576	5.25	271,002	3,246	4.79

Total Loans	1,677,287	31,442	7.44	1,551,423	25,319	6.50

Total Earning Assets	1,980,125	34,644	6.97	1,815,623	27,867	6.11
Other Assets	119,846			116,184

Total Assets	$2,099,971			$1,931,807

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand Deposits	$ 178,610	$ 496	1.10%	$ 185,820	$ 233	0.50%
Savings Deposits	674,274	6,483	3.81	471,668	2,326	1.96
Certificates of Deposit	555,281	6,452	4.61	483,273	4,284	3.52

Total Interest-Bearing Deposits	1,408,165	13,431	3.78	1,140,761	6,843	2.38
Short-Term Borrowings	197,440	2,151	4.32	202,772	1,503	2.94
Federal Home Loan Bank Advances	22,127	299	5.36	85,994	944	4.35
Subordinated Notes	46,864	843	7.20	46,740	843	7.22

Total Interest-Bearing Liabilities	1,674,596	16,724	3.96	1,476,267	10,133	2.73
Non-Interest-Bearing Demand Deposits	218,170			246,881
Other Liabilities	30,137			31,365
Shareholders’ Equity	177,068			177,294

Total Liabilities and Shareholders’ Equity	$2,099,971			$1,931,807

Net Interest Income/Spread		$17,920	3.01%		$17,734	3.38%

Net Interest Margin			3.61%			3.90%

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2006			September 30, 2005
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$ 8,367	$ 305	4.87%	$ 5,985	$ 110	2.44%
Federal Funds Sold	14,732	557	5.06	2,737	58	2.86
Securities Available for Sale	246,683	7,427	4.01	224,872	6,201	3.68
Other Investments	25,288	935	4.93	26,415	878	4.43
Loans
Business	565,822	32,763	7.74	490,930	23,509	6.40
Commercial Real Estate	163,401	10,101	8.26	168,131	8,395	6.68
Single-Family Construction	111,906	6,918	8.26	75,660	3,635	6.42
Consumer	499,417	27,599	7.37	508,104	25,582	6.71
Residential Mortgage	265,926	10,218	5.12	273,355	9,627	4.70

Total Loans	1,606,472	87,599	7.29	1,516,180	70,748	6.23

Total Earning Assets	1,901,542	96,823	6.80	1,776,189	77,995	5.86
Other Assets	117,086			110,693

Total Assets	$2,018,628			$1,886,882

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand Deposits	$ 181,032	$ 1,216	0.90%	$ 190,678	$ 604	0.42%
Savings Deposits	573,809	14,196	3.31	468,762	5,848	1.67
Certificates of Deposit	523,432	16,953	4.33	469,006	11,621	3.31

Total Interest-Bearing Deposits	1,278,273	32,365	3.39	1,128,446	18,073	2.14
Short-Term Borrowings	217,703	6,678	4.10	168,017	3,227	2.57
Federal Home Loan Bank Advances	46,998	1,742	4.96	89,712	2,860	4.26
Subordinated Notes	46,833	2,523	7.18	46,709	2,523	7.20

Total Interest-Bearing Liabilities	1,589,807	43,308	3.64	1,432,884	26,683	2.49
Non-Interest-Bearing Demand Deposits	218,667			245,876
Other Liabilities	32,080			32,502
Shareholders’ Equity	178,074			175,620

Total Liabilities and Shareholders’ Equity	$2,018,628			$1,886,882

Net Interest Income/Spread		$53,515	3.16%		$51,312	3.37%

Net Interest Margin			3.75%			3.85%

Summary of Loan Loss Experience and Non-Performing Assets

        No provision for loan losses was recorded in each of the third quarters of 2006 and 2005. This reflects continued improvement in the credit quality of the loan portfolio during the third quarter of 2006, as compared to the same period of 2005. For the nine months ended September 30, 2006, the provision for loan losses was a negative $1,600,000, compared with a negative $3,200,000 for the same period of 2005.

        Net loan charge-offs for the three and nine months ended September 30, 2006 were $1,302,000 and $2,596,000, respectively, compared to $5,923,000 and $8,926,000 for the three and nine months ended September 30, 2005, respectively. Net charge-offs of business loans for the three and nine months ended September 30, 2006, totaled $139,000, and $150,000, respectively, compared with $4,827,000 and $5,484,000 for the three and nine months ended September 30, 2005, respectively. Net consumer loan charge-offs for the three and nine months ended September 30, 2006, were $1,010,000 and $2,089,000, respectively, compared with $1,095,000 and $3,865,000 for the three and nine months ended September 30, 2005, respectively.

        At September 30, 2006, the allowance for loan losses to total loans was 2.07 percent compared to 2.50 percent at December 31, 2005 and 2.59 percent at September 30, 2005. The allowance for loan losses to non-performing loans at September 30, 2006 decreased to 604.22 percent compared to 643.76 percent at September 30, 2005. The allowance for loan losses to non-performing loans at September 30, 2006 decreased to 604.22 percent compared to 859.89 percent at December 31, 2005. The decrease in the allowance for loan losses to total loans ratio for 2006 is attributable to increases in total loans for the period, which are discussed within the “Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and a decrease in the allowance for loan losses. This lower balance reflects the credit quality improvement in the Bank’s loan portfolio during the nine months ended September 30, 2006, as compared to the same period of 2005.

Loan Charge-Offs and Recoveries
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30 2006	September 30 2005	September 30 2006	September 30 2005
Allowance for Loan Losses at
Beginning of Period	$ 36,274	$46,969	$ 39,168	$ 53,172
Charge-Offs
Business	286	5,036	1,239	6,285
Consumer	1,462	1,624	3,579	4,940
Residential Mortgage	153	2	408	92

Total Charge-Offs	1,901	6,662	5,226	11,317
Recoveries
Business	147	209	1,089	801
Commercial Real Estate	9	—	10	278
Single-Family Construction	(12)	1	38	237
Consumer	452	529	1,490	1,075
Residential Mortgage	3	—	3	—

Total Recoveries	599	739	2,630	2,391

Net Charge-Offs	1,302	5,923	2,596	8,926
Provision for Loan Losses	—	—	(1,600)	(3,200)

Allowance for Loan Losses at
End of Period	$ 34,972	$41,046	$ 34,972	$ 41,046

Net Charge-Offs to Average
Loans (Annualized)	0.31%	1.51%	0.22%	0.79%
Allowance for Loan Losses to
Loans at End of Period	2.07	2.59
Allowance for Loan Losses to
Non-Performing Loans
at End of Period	604.22	643.76

Non-performing assets at September 30, 2006 were $5,907,000, or 0.35 percent of loans and foreclosed assets, compared with $4,633,000, or 0.30 percent of loans and foreclosed assets at December 31, 2005, and $6,447,000, or 0.41 percent of loans and foreclosed assets at September 30, 2005. Non-performing business loans decreased to $1,216,000 at September 30, 2006, compared with $1,586,000 at December 31, 2005, and $2,204,000 at September 30, 2005. Consumer and residential non-performing loans totaled $2,315,000 at September 30, 2006, down from $2,969,000 at December 31, 2005, and $3,350,000 at September 30, 2005. These decreases are a result of management’s ongoing review activities to manage and resolve non-performing loans, as well as processes to improve credit quality and reduce risk in the loan portfolios.

In addition, the non-performing loans for Commercial Real Estate increased to $2,257,000 as of September 30, 2006, primarily due to one loan totaling $1,479,000 and two other loans totaling $373,000 that were past due 90 days or more at September 30, 2006. However, subsequent to the end of the third quarter of 2006, these loans became current and are no longer classified as non-performing assets.

Non-Performing Assets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	September 30, 2006	December 31, 2005	September 30, 2005
Non-Performing Loans
Non-Accrual Loans
Business	$1,190	$1,383	$2,204
Consumer	1,107	1,323	2,258
Residential Mortgage	796	698	172

Total Non-Accrual Loans	3,093	3,404	4,634

Accruing Loans Past Due 90 Days or More
Business	26	203	—
Commercial Real Estate	2,257	—	822
Consumer	327	825	920
Residential Mortgage	85	123	—

Total Accruing Loans Past Due 90 Days or More	2,695	1,151	1,742

Total Non-Performing Loans	5,788	4,555	6,376
Foreclosed Assets	119	78	71

Total Non-Performing Assets	$5,907	$4,633	$6,447

Non-Performing Loans to Loans at End of Period	0.34%	0.29%	0.40%
Non-Performing Assets to Loans
and Foreclosed Assets at End of Period	0.35	0.30	0.41

Non-Interest Income

        Total non-interest income was $6,636,000 for the three months ended September 30, 2006, compared with $8,417,000 for the same period in 2005. For the nine months ended September 30, 2006, total non-interest income was $21,354,000, compared with $21,700,000 for the same period in 2005. Included in year-to-date 2005 non-interest income is a loss of $1,708,000 on the sale of the Bank’s third-party loan servicing portfolio and a loss of $804,000 on the sale of $35,000,000 in Federal Home Loan Bank bonds, both of which occurred in the first quarter of 2005.

        Deposit charges decreased 6.4 percent to $4,159,000 in the third quarter of 2006, compared to $4,445,000 in the third quarter of 2005. For the nine months ended September 30, 2006, deposit charges totaled $12,148,000, as compared with $12,520,000 for the same period in 2005. The decreases in deposit charges were primarily due to decreases in returned check fees and demand deposit service charges.

        Loan fees decreased 18.2 percent to $410,000 in the third quarter of 2006, compared to $501,000 for the same quarter in 2005. For the nine months ended September 30, 2006, loan fees totaled $1,397,000, as compared to $1,510,000 for the same period of 2005. Included in the year-to-date 2005 loan fees is a $92,000 commercial real estate loan pre-payment premium, which occurred in the first quarter of 2005.

        Gains on the sale of loans (primarily closed-end and line of credit home equity loans) were $1,277,000 in the third quarter of 2006, a decrease of 49.2 percent from $2,515,000 for the same quarter last year. The Corporation previously reported a decrease in sales of 24.6 percent for the second quarter of 2006 compared to the same period of 2005. For the nine months ended September 30, 2006, gains totaled $5,386,000, as compared to $7,785,000 for the same period in 2005. The decreases of gains on the sale of loans in the periods compared above were a result of increased competition and rising interest rates, which caused lower volume in the sale of loans. In addition during the third quarter of 2006, an investor which previously has purchased approximately one-half of the Corporation’s volume of loans significantly reduced loan purchases and notified us of its intent to significantly reduce future purchases of loans. In response to these developments in the market and the resulting negative trend in gains on the sale of loans, the Corporation is evaluating its Consumer Finance Bank segment to develop a clear strategy going forward.

        The Bank originates home equity loans through both retail and wholesale networks. The retail network essentially functions through the Bank’s 33 banking centers throughout the Central Indiana market area. The wholesale network originates loans nationally, currently in 44 states. Retail loan originations are intended to increase the retail portfolio while wholesale loan originations are targeted for sale into the secondary market. Home equity loans originated in the third quarter of 2006 totaled $83,825,000 ($22,071,000 retail, $61,754,000 wholesale), compared to third quarter 2005 home equity loan originations of $128,136,000 ($16,521,000 retail, $111,615,000 wholesale). For the nine months ended September 30, 2006, home equity loan originations were $297,652,000 ($64,783,000 retail, $232,869,000 wholesale) compared with $351,565,000 ($40,319,000 retail, $311,246,000 wholesale) for the same period of 2005. While 2006 retail home equity loan originations have increased over comparable periods of 2005, the decrease in 2006 wholesale loan originations from comparable periods in 2005 more than offset the retail growth. As mentioned earlier, the decreases in home equity loan originations are primarily the result of increased competition and rising interest rates. Home equity loans sold in the three and nine months ended September 30, 2006 totaled $57,507,000 and $211,454,000, respectively, compared with home equity loans sold in the three and nine months ended September 30, 2005, totaling $77,674,000 and $247,880,000, respectively. The developments in the wholesale market also will be considered as part of the Corporation’s evaluation of the Consumer Finance Bank segment.

        Other income in the third quarter of 2006 was $626,000 compared to $730,000 in the third quarter of 2005. For the nine months ended September 30, 2006, other income totaled $1,851,000, as compared to $1,860,000 for the same period in 2005. The majority of the other income totals for the periods noted is comprised of earnings on the cash surrender value of life insurance and other consumer loan fees.

Non-Interest Expense

        Non-interest expense for the three months ended September 30, 2006 was $15,640,000, as compared to $16,034,000 for the same period in 2005, a decrease of 2.5 percent. For the nine months ended September 30, 2006, non-interest expense totaled $47,285,000 compared with $47,801,000 for the same period of 2005.

        Salaries and benefits expense for the three and nine months ended September 30, 2006 was $9,260,000, and $28,277,000, respectively, compared to $9,512,000 and $28,194,000 for the three and nine months ended September 30, 2005, respectively. Salaries expense was $7,066,000 in the third quarter of 2006, a decrease of 2.0 percent when compared to $7,209,000 for the third quarter of 2005. Salaries expense was $20,928,000 for the first nine months of 2006, compared with $21,242,000 for the same period of 2005. The Corporation had 527 full time equivalent employees (“FTEs”) at September 30, 2006, as compared with 555 FTEs at September 30, 2005. Most of the decrease in salaries expense was due to the decline in FTEs. In addition, employee benefits expense was $2,194,000 and $7,349,000 for the three and nine months ended September 30, 2006, as compared with $2,303,000 and $6,952,000 for the same periods of 2005. The increase in employee benefits expense year-to-date in 2006 reflects the increased costs of the Corporation’s defined benefit pension plan ($395,000).

        Equipment expense in the third quarter of 2006 increased 12.1 percent to $1,518,000 from $1,354,000 in the third quarter of 2005. For the nine months ended September 30, 2006, equipment expense was $5,118,000 compared with $3,988,000 for the same period of 2005, an increase of 28.3 percent. These increases are largely explained by the core conversion costs recognized during 2006, including a $689,000 core processor contract cancellation fee expensed during the first quarter of 2006.

        Professional services expense decreased to $892,000 in the third quarter of 2006, down from $1,184,000 in the third quarter of 2005. For the nine months ended September 30, 2006, professional services expense was $2,716,000, as compared to $3,092,000 for the same period of 2005. The decreases in expense during the periods noted reflect lower legal costs associated with loan delinquencies and foreclosures.

        Net occupancy expense decreased 2.1 percent in the third quarter of 2006 to $993,000 from $1,014,000 for the same period of 2005. For the nine months ended September 30, 2006, net occupancy expense totaled $2,945,000, as compared with $3,350,000 for the same period of 2005, a decrease of 12.1 percent. In addition, marketing expense for the third quarter of 2006 was $492,000, as compared with $633,000 for the third quarter of 2005, a decrease of 22.3 percent. For the nine months ended September 30, 2006, marketing expense totaled $1,498,000, which is down from $1,910,000 as compared to the same period in 2005, a 21.6 percent decrease. The decrease in the expense for these items during the periods noted reflects continued expense reduction efforts by management.

        Net expense from other real estate owned (“OREO”) operations in the third quarter of 2006 was $39,000, compared to a net revenue balance of ($253,000) for the same period of 2005. The third quarter of 2005 included $364,000 of gains on the disposal of a group of OREO properties associated with one credit relationship. For the nine months ended September 30, 2006, a net revenue OREO balance of ($146,000) was recorded, as compared with ($163,000) net for the same period of 2005. The net revenue amount in the current year occurred when the Corporation recognized a first quarter 2006 gain on the sale of a commercial real estate OREO property, totaling $232,000.

        The Corporation’s efficiency ratio was 63.7 percent for the third quarter of 2006, as compared to 61.3 percent for the third quarter of 2005. The Corporation’s efficiency ratio for the first nine months of 2006 was 63.2 percent compared with 65.5 percent for the same period of 2005.

Income Tax Expense from Continuing Operations

        Income tax expense for the third quarter of 2006 was $3,243,000 with an effective tax rate of 36.4 percent, as compared to third quarter 2005 income tax expense of $3,711,000 with an effective tax rate of 36.7 percent. Income tax expense for the nine months ended September 30, 2006 was $10,898,000 with an effective tax rate of 37.3 percent, compared with 2005 income tax expense of $10,472,000 and an effective tax rate of 36.9 percent. The increase in the effective income tax rate, for the first nine months of 2006 as compared to the same period of 2005, is a result of higher 2006 Indiana income taxes. The higher taxes reflect a greater concentration of Indiana income, primarily due to the gain on the sale of the Bank’s trust operations that occurred during the first quarter of 2006.

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

Financial Condition

        Total assets at September 30, 2006 were $2,146,451,000, an increase of $180,095,000 from $1,966,356,000 at December 31, 2005 and an increase of $143,356,000 from $2,003,095,000 at September 30, 2005.

        Loans outstanding were $1,692,728,000 at September 30, 2006, compared to $1,567,186,000 at December 31, 2005, and $1,585,434,000 at September 30, 2005.

        Business loans increased 14.6 percent to $624,682,000 at September 30, 2006, compared with $545,215,000 at December 31, 2005, and increased 13.5 percent from $550,581,000 at September 30, 2005. The increases in business loans are primarily due to the deliberate and continuing shift in the mix of loans in the Bank’s portfolios, emphasizing credits that match the Corporation’s targeted risk profile, and expansion of the business loan portfolio through its business development programs.

        Commercial real estate loans at September 30, 2006 increased 5.2 percent to $176,384,000 from $167,715,000 at December 31, 2005 and increased 4.8 percent from $168,340,000 one year ago. The Bank’s portfolio of commercial real estate loans is predominately concentrated in properties located in the Bank’s local market area or in loans to entities headquartered in the Indianapolis market.

        At September 30, 2006, the Bank’s construction loans outstanding were $128,264,000, an increase of 38.7 percent over the December 31, 2005 balance of $92,451,000 and a 43.9 percent increase over the September 30, 2005 balance of $89,141,000. Since the sale of its non-Indiana residential construction loan business in 2004, the Bank’s strategy has been to grow this portfolio through lending in the local market. As the construction loan portfolio increases, the Corporation is subject to additional credit risk inherent within construction lending. The Corporation continues to manage credit risk through appropriate loan selection, by defining and limiting exposures to a single client, by requiring collateral and integrating consistent lending policies and underwriting criteria throughout the credit process.

        Consumer loans outstanding totaled $489,624,000 at September 30, 2006, as compared to $499,465,000 at December 31, 2005 and $509,390,000 at September 30, 2005. The decreases in consumer loans have resulted as management has narrowed its consumer portfolio focus to locally sourced customer products. In addition, the generally flat to inverted yield curve has produced a shift in consumer preference to longer term fixed-rate loans.

        Residential mortgage loans outstanding at September 30, 2006 totaled $273,774,000, as compared to $262,340,000 at December 31, 2005 and $267,982,000 at September 30, 2005. Due to relatively low residential loan interest rates throughout 2005, First Indiana experienced significant loan prepayments in its residential loan portfolio. However, prepayments during 2006 have slowed in response to gradual increases in market interest rates.

        The Bank has pursued a strategy of building deposits, primarily through emphasizing commercial and retail relationship building. First Indiana’s total deposits were $1,671,684,000 at September 30, 2006, as compared to $1,449,276,000 at December 31, 2005, an increase of 15.3 percent, and $1,426,419,000 at September 30, 2005, an increase of 17.2 percent. Included in deposits at September 30, 2006 was $75 million in a public fund deposit from one customer. The changing mix of the Bank’s funding sources, from demand deposits to commercial money market accounts and retail certificates of deposit, reflects a shift in our customers’preference for higher cost, more rate sensitive interest-bearing products. This shift is the result of the overall rise in market rates combined with the competition for deposits in our local market, as well as seasonal deposit flows at various times of the year.

        Borrowed funds totaled $269,723,000 at September 30, 2006, as compared to $309,878,000 at December 31, 2005 and $368,516,000 at September 30, 2005. Repo sweeps totaled $203,174,000 at September 30, 2006, a decrease of 8.0 percent from repo sweeps of $220,732,000 at December 31, 2005 and a 4.9 percent increase from repo sweeps of $193,751,000 at September 30, 2005.

Capital

        At September 30, 2006, shareholders’ equity was $178,508,000, or 8.32 percent of total assets, compared with $175,442,000, or 8.92 percent of total assets, at December 31, 2005 and $176, 207,000, or 8.80 percent of total assets, at September 30, 2005. The decrease in the equity ratio at September 30, 2006 is due primarily to stock repurchases, as well as the growth in total assets. During the first nine months of 2006, the Corporation repurchased 630,000 shares of common stock under a program authorized by the Board of Directors that reduced shareholders’ equity by $16,765,000. Also, during the same period, the bank issued 91,000 common shares due to option exercises and 73,000 common shares under restricted stock award agreements.

        On January 18, 2006, the Board of Directors approved a five-for-four stock split. The stock split was effective February 27, 2006, to shareholders of record as of February 13, 2006. All share and per share information herein has been restated to reflect the stock split.

        The Corporation paid quarterly cash dividends of $0.20 per common share in each of the first three quarters of 2006, an increase of 38.9 percent over the $0.144 cash dividends paid during each of the first two quarters of 2005 and an increase of 25.0 percent over the $0.16 cash dividend paid in the third quarter of 2005. The Board of Directors of the Corporation declared on October 18, 2006, a quarterly cash dividend of $0.20 per share of common stock. The cash dividend will be paid December 15, 2006 to shareholders of record as of December 6, 2006. This is the 80th consecutive quarter First Indiana Corporation has paid a cash dividend.

        On April 19, 2006, the Board of Directors of the Corporation approved the repurchase, from time to time, on the open market of up to 1,000,000 outstanding shares of the Corporation’s common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board’s authorization has no expiration date. During the third quarter of 2006, the Corporation did not repurchase any shares of its common stock under the 2006 repurchase program. Repurchases under this program totaled 200,000 shares during the second quarter of 2006. In addition, during the first quarter of 2006, the Corporation repurchased approximately 430,000 shares of common stock under the repurchase program approved by the Board of Directors of the Corporation on April 20, 2005. The 2005 repurchase program was terminated when the 2006 repurchase program, noted above, was approved.

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

        The decrease in the capital ratios of the Corporation and the Bank at September 30, 2006, compared to December 31, 2005 and September 30, 2005, is due to regulatory capital increases from current year earnings primarily being offset by regulatory capital decreases from stock repurchases and quarterly dividends, combined with the growth in assets in higher risk-weighted classifications. However, the Bank continues to exceed the capital levels set by FDICIA for a bank to be considered well-capitalized.

        The following table shows the Corporation’s and the Bank’s capital levels and compliance with all capital requirements at September 30, 2006, December 31, 2005 and September 30, 2005.

(Dollars in Thousands)

	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2006
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$171,322	8.29%	$ 82,655	4.00%	N/A	N/A
First Indiana Bank, N.A	178,141	8.63	82,535	4.00	$103,169	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$171,322	10.05%	$ 68,208	4.00%	N/A	N/A
First Indiana Bank, N.A	178,141	10.46	68,091	4.00	$102,136	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$215,071	12.61%	$136,417	8.00%	N/A	N/A
First Indiana Bank, N.A	199,594	11.73	136,181	8.00	$170,227	10.00%

December 31, 2005
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$168,434	8.70%	$ 77,401	4.00%	N/A	N/A
First Indiana Bank, N.A	182,509	9.45	77,283	4.00	$ 96,604	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$168,434	10.78%	$ 62,495	4.00%	N/A	N/A
First Indiana Bank, N.A	182,509	11.70	62,371	4.00	$ 93,556	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$210,446	13.47%	$124,990	8.00%	N/A	N/A
First Indiana Bank, N.A	202,248	12.97	124,742	8.00	$155,927	10.00%

September 30, 2005
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$168,171	8.86%	$ 75,911	4.00%	N/A	N/A
First Indiana Bank, N.A	180,511	9.53	75,785	4.00	$ 94,732	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$168,171	10.50%	$ 64,046	4.00%	N/A	N/A
First Indiana Bank, N.A	180,511	11.30	63,922	4.00	$ 95,883	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$210,676	13.16%	$128,092	8.00%	N/A	N/A
First Indiana Bank, N.A	200,752	12.56	127,844	8.00	$159,804	10.00%

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

Liquidity

        First Indiana Corporation is a financial holding company and conducts substantially all of its operations through the Bank. The Corporation had no significant assets other than its investment in the Bank and a receivable of $12,183,000 due from the Bank at September 30, 2006.

        The Bank’s primary source of funds is deposits, which totaled $1,671,684,000 at September 30, 2006, $1,449,276,000 at December 31, 2005, and $1,426,419,000 at September 30, 2005. The Bank also relies on advances from the Federal Home Loan Bank of Indianapolis, repurchase agreements, loan payments, loan payoffs, and the sale of loans as sources of funds. Although the Bank continues to rely on deposits as its chief source of funds, the use of borrowed funds, including FHLB advances, continues to be an important component of the Bank’s liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

        The Bank’s primary use of funds is loans, which totaled $1,692,728,000 at September 30, 2006, $1,567,186,000 at December 31, 2005, and $1,585,434,000 at September 30, 2005. In addition, the Bank invests in short-term investments and securities available for sale.

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

        The Corporation uses a model that measures interest rate sensitivity to determine the impact on net interest income of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposit, estimated borrowing needs, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest rate sensitive instruments that are held to maturity or available for sale. The Corporation has no trading assets. Based on the information and assumptions in effect at September 30, 2006, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 0.7 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 2.8 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results.

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

        At September 30, 2006, First Indiana’s six-month and one-year cumulative gap stood at a positive 2.37 percent and a negative 0.60 percent, respectively, of total interest-earning assets. This positive gap means that 2.37 percent of First Indiana’s assets will reprice within six months without a corresponding repricing of funding liabilities. The negative gap means that 0.60 percent of First Indiana’s funding liabilities will reprice within one year without a corresponding repricing of earning assets. This compares with a positive six-month gap of 7.41 percent and a positive one-year gap of 9.25 percent at December 31, 2005. The reduction of the six month cumulative gap at September 30, 2006 from the gap at December 31, 2005 is primarily the result of growth of savings deposits and certificates of deposit. The reduction of the one year cumulative gap at September 30, 2006 from the gap at December 31, 2005 is primarily the result of growth of certificates of deposit.

        The following table shows First Indiana’s interest rate sensitivity at September 30, 2006 and December 31, 2005.

(Dollars in Thousands)

	Rate	Balance	Percent of Total	Within 180 Days	Over 180 Days to One Year	Over One Year to Five Years	Over Five Years
Interest-Earning Assets
Interest-Bearing Due from Banks	5.49%	$ 7,115	0.35%	$ 7,115	$ —	$ —	$ —
Federal Funds Sold	5.27	50,000	2.48	50,000	—	—	—
Securities Available for Sale	5.08	245,725	12.18	68,653	19,695	157,377	—
Other Investments	4.65	22,214	1.10	—	—	—	22,214
Loans (1)
Business	7.96	624,682	30.95	499,717	24,239	100,726	—
Commercial Real Estate	8.47	176,384	8.74	158,221	1,216	10,121	6,826
Single-Family Construction	8.70	128,264	6.36	128,264	—	—	—
Consumer	7.30	489,624	24.27	216,720	24,460	151,865	96,579
Residential Mortgage	5.27	273,774	13.57	51,641	45,455	143,774	32,904

	7.06	$2,017,782	100.00%	1,180,331	115,065	563,863	158,523

Interest-Bearing Liabilities
Deposits
Demand Deposits (2)	0.61	$ 199,546	11.78%	35,471	—	—	164,075
Savings Deposits (2)	3.92	678,493	40.04	628,221	1,289	10,312	38,671
Certificates of Deposit
under $100,000	4.72	352,498	20.81	155,199	117,976	79,298	25
Certificates of Deposit
$100,000 or Greater	5.33	194,019	11.45	110,457	55,622	27,940	—

	3.85	1,424,556	84.08	929,348	174,887	117,550	202,771
Borrowings
Short-Term Borrowings	4.23	203,174	11.99	203,174	—	—	—
FHLB Advances	5.39	19,675	1.16	—	—	10,710	8,965
Subordinated Notes	7.26	46,874	2.77	—	—	46,874	—

	4.00	1,694,279	100.00%	1,132,522	174,887	175,134	211,736

Net - Other (3)		323,503		—	—	—	323,503

Total		$2,017,782		1,132,522	174,887	175,134	535,239

Rate Sensitivity Gap				$ 47,809	$(59,822)	$388,729	$(376,716)

September 30, 2006 - Cumulative
Rate Sensitivity Gap				$ 47,809	$(12,013)	$376,716

Percent of Total Interest-Earning Assets				2.37%	(0.60%)	18.67%

December 31, 2005 - Cumulative
Rate Sensitivity Gap				$ 136,403	$ 170,253	$482,089

Percent of Total Interest-Earning Assets				7.41%	9.25%	26.20%

(1)	The distribution of fixed-rate loans and mortgage-backed securities is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable-rate loans is based on the earliest repricing date for each loan. Included in loans are $18.3 million of consumer loans and $214,000 of residential loans held for sale.

(2)	A portion of these deposits has been included in the Over Five Years category to reflect management’s assumption that these accounts are not rate-sensitive. This assumption is based upon the historical trends on these types of deposits experienced through periods of significant increases and decreases in interest rates with minimal changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.

(3)	Net - Other is the excess of non-interest-bearing liabilities and shareholders’ equity over non-interest-earning assets.

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

Part II Other Information

Items 1, 3, and 4 are not applicable.

Item 1.A. Risk Factors

        There have been no material changes from the risk factors previously disclosed in the Corporation’s December 31, 2005 Annual Report on Form10-K, except for the additional risk factor discussed below.

        A significant portion of the Corporation’s non-interest income produced by the Consumer Finance Bank segment is subject to this segment’s ability to perform in changing market conditions.

        The Corporation’s Consumer Finance Bank segment of operations may be adversely affected if the Bank is unable to secure adequate funding from secondary market investors or if the Bank is unable to originate sufficient volumes of consumer loans saleable into the secondary market. Both the origination and sale of its consumer loans expose the Corporation to potential liquidity risk, as well as volatility in the gains on sale of loans.

        The Corporation regularly sells the majority of its closed-end and line of credit home equity loan originations into the secondary market. The success of its business depends on the continued participation of investors in this market. In the third quarter of 2006, an investor which previously has purchased approximately one-half of the Corporation’s volume of loans significantly reduced loan purchases and notified us of its intent to significantly reduce future purchases of loans. Management is currently seeking new investors to replace the resultant shortfall in sales. However, should additional secondary market sources not be found, both the liquidity and revenues attributable to these sales could decrease. Further, recent experience indicates that the market for these loans has generated lower prices and therefore lower sales margins.

        In response to these developments in the market, the Corporation is evaluating its Consumer Finance Bank segment in order to develop a clear strategy going forward.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        There were no equity securities of the Corporation sold by the Corporation during the period covered by the report that were not registered under the Securities Act.

ISSUER PURCHASES OF FIRST INDIANA COMMON STOCK SECURITIES

Period	Total Number of Shares (or Units) Purchased (1) (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2006 to July 31, 2006	438	$26.14	—	800,000
August 1, 2006 to August 31, 2006	415	$25.84	—	800,000
September 1, 2006 to September 30, 2006	—		—	800,000

Total	853	$25.99	—	800,000

(1)	Shares of common stock are purchased by the Corporation in the open market and held in trust for certain of the Corporation’s Directors under the Director’s Deferred Fee Plan described in the Corporation’s Proxy Statement. In the third quarter of 2006, 853 shares were purchased under this plan.

(2)	On April 19, 2006, the Board of Directors of the Corporation approved the repurchase, from time to time, on the open market of up to 1,000,000 outstanding shares of the Corporation’s common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board’s authorization has no expiration date.

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

November 7, 2006	First Indiana Corporation /s/ Robert H. Warrington Robert H. Warrington President and Chief Executive Officer (Principal Executive Officer)

November 7, 2006	/s/ William J. Brunner William J. Brunner Chief Financial Officer (Principal Financial Officer)

