Form 10-K
period 2006-12-31
FIRST INDIANA CORP
filed 2007-03-02
CIK 789670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Title of Each Class
Common Stock, $.01 par value
Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the common stock held by non-affiliates of the registrant: $336.0 million as of June 30, 2006.

On February 15, 2007, the registrant had 16,517,222 shares of common stock outstanding, $0.01 par value.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2007 Annual Meeting of Shareholders (Part III).

FIRST INDIANA CORPORATION

Form 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

You are hereby cautioned that this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of First Indiana Corporation and its consolidated subsidiaries (“First Indiana”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to (1) projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchase or other financial items; (2) statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans; (3) statements concerning expected development, performance or market share relating to loans, deposits, fees or other products or services; (4) statements regarding future economic conditions or performance; (5) statements regarding any investigations, claims or disputes; (6) statements of expectation or belief; and (7) statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include but are not limited to (a) macroeconomic trends and events nationally, in the State of Indiana, and in our primary market of Indianapolis; (b) the execution and performance of contracts, including loans, by customers, suppliers and partners; (c) the difficulty of aligning expense levels with revenue changes; (d) assumptions relating to the execution and timing of workforce restructuring programs; (e) the outcome of pending legislation and accounting pronouncements; (f) material changes or disruptions in financial markets which impact our ability to raise funds; (g) changes in investor interest and criteria for the purchase of residential loans originated with the intention of selling the loans to investors; and (h) other risks that are described in this report, including but not limited to the items discussed in “Risk Factors” in Item 1A of this report, and that are otherwise described from time to time in First Indiana’s Securities and Exchange Commission reports filed after this report. First Indiana assumes no obligation and does not intend to update these forward-looking statements.

FINANCIAL REVIEW

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Business Combinations and discontinued operations that affect the comparability of the 2006, 2005 and 2004 information shown in this five-year summary are discussed in Note 2 to the Consolidated Financial Statements.

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

(Dollars in Thousands, except Per Share Data)	2006	2005	2004	2003	2002
Year-End Balance Sheet Data
Total Assets	$2,162,113	$1,966,356	$1,898,263	$2,193,137	$2,125,590
Investment Securities	282,833	259,516	243,296	240,410	161,320
Loans	1,694,687	1,567,186	1,500,190	1,814,991	1,837,633
Commercial	937,827	805,381	700,528	886,144	860,159
Consumer	488,173	499,465	520,611	612,025	666,150
Residential Mortgage	268,687	262,340	279,051	316,822	311,324
Deposits	1,611,055	1,449,276	1,370,697	1,489,972	1,339,204
Non-Interest-Bearing Demand	242,975	268,682	265,203	235,811	180,389
Interest-Bearing Demand	194,878	229,876	189,911	217,353	179,751
Savings	664,474	489,713	463,679	400,804	398,752
Certificates of Deposit	508,728	461,005	451,904	636,004	580,312
Short-Term Borrowings	277,888	220,732	162,208	147,074	170,956
Federal Home Loan Bank Advances	19,666	42,365	114,499	265,488	346,532
Subordinated Notes	46,905	46,781	46,657	46,534	12,169
Shareholders’ Equity	182,094	175,442	172,143	208,894	221,211
Selected Operations Data
Net Interest Income	$71,694	$69,110	$69,441	$76,900	$73,780
Provision for Loan Losses	(1,600)	(3,200)	11,550	38,974	20,756
Non-Interest Income	27,884	29,318	36,851	34,635	33,353
Non-Interest Expense	62,630	63,061	69,223	70,543	54,627
Income from Continuing Operations, Net of Taxes	24,296	24,500	16,393	1,467	20,302
Income (Loss) from Discontinued Operations, Net of Taxes	8,653	771	(1,715)	1,062	878
Net Income	32,949	25,271	14,678	2,529	21,180
Basic Earnings (Loss) Per Share
Income from Continuing Operations, Net of Taxes	1.47	1.43	0.84	0.07	1.04
Income (Loss) from Discontinued Operations, Net of Taxes	0.52	0.04	(0.09)	0.06	0.05

Basic Net Earnings Per Share	1.99	1.47	0.75	0.13	1.09

Diluted Earnings (Loss) Per Share
Income from Continuing Operations, Net of Taxes	1.44	1.40	0.83	0.07	1.02
Income (Loss) from Discontinued Operations, Net of Taxes	0.50	0.04	(0.09)	0.06	0.05

Diluted Net Earnings Per Share	1.94	1.44	0.74	0.13	1.07

Dividends Declared Per Common Share	0.800	0.608	0.540	0.528	0.512
Selected Ratios
Net Interest Margin	3.73%	3.85%	3.55%	3.69%	3.73%
Return on Average Total Assets	1.61	1.32	0.71	0.11	1.02
Return on Average Shareholders’ Equity	18.44	14.39	6.94	1.15	9.66
Average Shareholders’ Equity to Average Total Assets	8.75	9.21	10.19	9.91	10.51
Tangible Equity to Tangible Assets	6.98	7.33	7.38	8.04	10.12
Dividend Payout Ratio	41.24	42.22	72.58	412.50	47.76
Selected Value
Book Value Per Share	$10.86	$10.22	$9.82	$10.75	$11.39
Average Common Shares Outstanding
Basic	16,555,127	17,158,145	19,484,426	19,463,135	19,421,483
Diluted	16,977,111	17,549,963	19,735,453	19,650,864	19,761,725

All share and per share amounts have been restated to reflect the 5 for 4 stock split declared January 18, 2006.

OVERVIEW

First Indiana Corporation (“First Indiana” or the “Corporation”) is the holding company for First Indiana Bank, N.A. (the “Bank”), the largest commercial bank headquartered in Indianapolis. First Indiana Bank is a community bank offering a full range of banking services in Central Indiana. The Bank attracts deposits and originates commercial and consumer loans and offers cash management services through 32 banking centers. Additionally, the Bank originates home equity loans on a national basis through a network of agents and brokers. These loans are primarily sold to investors.

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

The Corporation’s success is largely dependent on its ability to manage credit risk and interest rate risk. Making loans is an essential element of the Bank’s business, and there is a risk that loans will not be repaid. The risk of loss on a loan is affected by a number of factors, including credit risks of a particular borrower; changes in economic or industry conditions; the duration of the loan; and, in the case of a collateralized loan, uncertainties about the future value of the collateral. An economic downturn could contribute to deterioration in the quality of the loan portfolio. Loans made up 78 percent of the Corporation’s assets at year-end 2006. If an economic downturn occurs in the economy as a whole, or in Indiana where First Indiana has approximately 72 percent of its loans, borrowers may be unable to repay their loans as scheduled and the value of real estate or other collateral that may secure the loans could be adversely affected.

Interest rate risk is defined as the exposure of net interest income, net earnings, and equity to changes in interest rates. First Indiana manages risk from changes in market interest rates, in part, by controlling the mix of interest rate-sensitive assets and interest rate-sensitive liabilities. The Corporation makes adjustments to its rate-sensitive balance sheet position, as necessary, when its outlook regarding possible movements in interest rates changes.

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

Several major initiatives were implemented in 2006. In January 2006, First Indiana sold the assets related to its trust business and received approximately $15,000,000 in cash proceeds from the sale. An after-tax gain on sale of approximately $8,600,000 was recorded in the first quarter of 2006. Business development efforts led to growth of 16.4 percent in commercial loans during the year. In addition, average deposits in 2006 increased 10.2 percent over average deposits in 2005. During the third quarter of 2006, the bank completed a successful conversion of its core systems to a new service provider. The core systems conversion has enhanced the functionality of the bank’s operating systems and delivery channels, as well as improved the associated business processes.

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

Goodwill

The Corporation accounts for goodwill under the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment at least annually. Assets and liabilities, including goodwill, are assigned to reporting units. Reporting units with assigned goodwill are corporate banking and retail banking, which are included in the community bank segment. Goodwill formerly assigned to Somerset Financial was reclassified to Assets of Discontinued Operations and later included as part of the October 2004 asset sale, which is discussed in Note 2 of the Notes to Consolidated Financial Statements. Impairment tests indicated that the fair value of each reporting unit with assigned goodwill exceeded its recorded investment (thus goodwill was not impaired). Risk factors considered in determining reporting unit fair value include future loan and deposit originations and related revenues generated from this activity, future fee revenues and costs associated with the services provided by each reporting unit, and the continued commitment of Corporation resources to each reporting unit. Future tests for impairment will also use this method. Should any of these risk factors change, the fair value of a reporting unit could deteriorate, resulting in goodwill impairment.

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

STATEMENT OF EARNINGS ANALYSIS

Earnings Summary

First Indiana reported net income of $32,949,000, or $1.94 per diluted share, in 2006, compared with earnings of $25,271,000, or $1.44 per diluted share, in 2005. Net income in 2004 was $14,678,000 or $0.74 per diluted share. The increase in net income in 2006 compared with 2005 is primarily the result of the after-tax gain on sale of the Bank’s trust operations totaling $8,653,000; pre-tax expenses totaling $1,727,000 associated with the conversion of the Corporation’s core data processor; and a $1,600,000 reduction in the provision for loan losses. The increase in net income in 2005 compared with 2004 is primarily the result of improvements in credit quality which led to a reduction in the provision for loan losses. Non-performing assets decreased to $4,633,000 at December 31, 2005, from $21,445,000 at December 31, 2004, while net charge-offs of loans totaled $10,804,000 in 2005 as compared to $11,575,000 in 2004. Included in 2005 results was a pre-tax loss of $1,649,000 on the sale of the Bank’s third-party loan servicing portfolio. Net income in 2005 was also positively impacted by results of the cost reduction program implemented in the third quarter of 2004.

On January 3, 2006, the Corporation sold the assets related to its trust business and received approximately $15,000,000 in cash proceeds from the sale. An after-tax gain of $8,653,000 was recorded in the first quarter of 2006 and reported as discontinued operations. In the fourth quarter of 2005, the Corporation had announced the agreement to sell the assets related to its trust business, which subsequently closed in January 2006. The 2005 results of operations of the trust business are reported as discontinued operations. In the fourth quarter of 2004, First Indiana sold substantially all the assets of Somerset Financial, and the operations and sale of Somerset Financial are reported as discontinued operations. Earnings from continuing operations, net of taxes, were $24,296,000, or $1.44 per diluted share, in 2006 compared with $24,500,000, or $1.40 per diluted share, in 2005. Earnings from continuing operations, net of taxes in 2004 were $16,393,000, or $0.83 per diluted share. Earnings from discontinued operations, net of taxes, were $8,653,000, or $0.50 per diluted share, in 2006, and $771,000, or $0.04 per diluted share, in 2005 compared with a loss from discontinued operations, net of taxes in 2004 of $1,715,000, or $0.09 per diluted share.

On January 18, 2006, the Board of Directors approved a five-for-four stock split that was effective on February 27, 2006, to shareholders of record as of February 13, 2006. All share and per share information has been restated to reflect the stock split.

Net Interest Income

Net interest income was $71,694,000 in 2006, compared with $69,110,000 in 2005 and $69,441,000 in 2004. Net interest income increased in 2006 compared with 2005 due to an increase in earning assets offset by a decrease in net interest margin. Net interest income decreased slightly in 2005 compared with 2004 due to a decrease in earning assets offset by an increase in net interest margin. Earning assets averaged $1,924,415,000 in 2006, compared with $1,794,154,000 in 2005 and $1,955,281,000 in 2004. The increase in 2006 average earning assets compared with 2005 primarily consisted of increases in business and single-family construction loans totaling $110,888,000 and an increase of $20,304,000 in securities available for sale. These increases were offset by declines in consumer and residential mortgage loans totaling approximately $15,933,000. The decrease in 2005 average earning assets compared with 2004 primarily consisted of reductions in single-family construction and consumer loans. The reduction in single-family construction loans was the result of the sale of the non-Indiana construction loan offices in November 2004, which included approximately $134,373,000 in construction loans outstanding, partially offset by new originations in the Indianapolis market. See “Financial Condition” for a more detailed discussion of the Corporation’s earning assets.

Net interest margin is calculated as the percentage of net interest income to average earning assets. Net interest margin was 3.73 percent in 2006, compared with 3.85 percent in 2005 and 3.55 percent in 2004. While interest rates began to level-off and remain steady during 2006, the Bank’s customers continued to manage their funds more aggressively, choosing higher cost, more rate sensitive products in a market of increasing competitive pricing pressure. This shift altered the interest rate risk profile of the Corporation’s balance sheet, effectively eliminating the asset-sensitive position that had been maintained in 2005. As a result, net interest margin was compressed during the year ending 2006. During 2005, rate increases by the Federal Reserve Board which began in mid-2004 led to an increase in the 2005 net interest margin, since First Indiana’s balance sheet had been in an asset-sensitive position. Lower yields on consumer and residential mortgage loans in 2004 and continued prepayments compressed net interest margins and net interest income in 2004, as deposit rates were unable to fully absorb the lower market loan yields.

Net interest margin consists of two components: interest rate spread and the contribution of interest-free funds, primarily non-interest-bearing demand deposits and shareholders’ equity. Interest rate spread is the difference between the yield on total earning assets and the cost of total interest-bearing liabilities. While the contribution of interest-free funds had a positive impact on the 2006 net interest margin, the decline of the interest rate spread was more significant, leading to the overall decrease in net interest margin for 2006, as compared to 2005. The interest rate spread for 2006 was 3.12 percent, compared with 3.35 percent in 2005 and 3.17 percent in 2004. The contribution of interest-free funds to net interest margin varies depending on the level of interest-free funds and the level of interest rates. Interest-free funds averaged $310,658,000, or 16.1 percent of earning assets, in 2006, compared with $341,465,000, or 19.0 percent of earning assets, in 2005, and $368,428,000, or 18.8 percent of earning assets, in 2004. Interest-free funds provided 61 basis points to the margin in 2006, compared with 50 basis points in 2005 and 38 basis points in 2004. During 2005, both the interest rate spread and the contribution of interest-free funds were impacted positively by rising interest rates and had a positive impact on the 2005 net interest margin. See “Asset/Liability Management” for a more detailed discussion of the Corporation’s management of interest rate risk.

Net Interest Margin

	2006			2005			2004
(Dollars in Thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$7,156	$353	4.94%	$5,354	$142	2.64%	$29,200	$389	1.33%
Federal Funds Sold	16,686	847	5.08	2,853	91	3.19	—	—	—
Securities Available for Sale	246,817	9,948	4.03	226,513	8,387	3.70	215,159	7,869	3.66
Other Investments	24,350	1,209	4.96	26,447	1,159	4.38	25,573	1,170	4.57
Loans (1)
Business	580,308	45,129	7.78	504,388	33,236	6.59	491,490	25,577	5.20
Commercial Real Estate	168,751	14,095	8.35	167,287	11,497	6.87	176,641	10,238	5.80
Single-Family Construction	115,620	9,685	8.38	80,652	5,379	6.67	166,416	8,111	4.87
Consumer	498,273	36,653	7.36	509,471	34,625	6.80	554,570	34,177	6.16
Residential Mortgage	266,454	13,800	5.18	271,189	12,664	4.67	296,232	14,113	4.76

Total Loans	1,629,406	119,362	7.33	1,532,987	97,401	6.35	1,685,349	92,216	5.47

Total Earning Assets	1,924,415	131,719	6.84	1,794,154	107,180	5.97	1,955,281	101,644	5.20
Other Assets	118,195			113,388			119,780

Total Assets	$2,042,610			$1,907,542			$2,075,061

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand Deposits	$185,060	$1,878	1.01%	$189,297	$877	0.46%	$185,050	$635	0.34%
Savings Deposits	599,961	20,647	3.44	477,500	8,835	1.85	472,006	3,977	0.84
Certificates of Deposit	523,904	23,133	4.42	473,150	16,218	3.43	565,940	15,821	2.80

Total Interest-Bearing Deposits	1,308,925	45,658	3.49	1,139,947	25,930	2.27	1,222,996	20,433	1.67
Short-Term Borrowings	217,873	8,988	4.13	181,930	5,121	2.81	128,676	1,521	1.18
Federal Home Loan Bank Advances	40,110	2,013	5.02	84,087	3,653	4.34	188,581	6,880	3.65
Subordinated Notes	46,849	3,366	7.18	46,725	3,366	7.20	46,600	3,369	7.23

Total Interest-Bearing Liabilities	1,613,757	60,025	3.72	1,452,689	38,070	2.62	1,586,853	32,203	2.03
Non-Interest-Bearing Demand Deposits	218,690			246,113			241,941
Other Liabilities	31,459			33,124			34,723
Shareholders’ Equity	178,704			175,616			211,544

Total Liabilities and Shareholders’ Equity	$2,042,610			$1,907,542			$2,075,061

Net Interest Income/Spread		$71,694	3.12%		$69,110	3.35%		$69,441	3.17%

Net Interest Margin			3.73%			3.85%			3.55%

(1)	Included in loans are loans held for sale totaling $24.7 million, $32.3 million, and $44.1 million in 2006, 2005, and 2004, respectively, and non-accrual loans.

The following table shows the impact on net interest income of changes in interest rates and volume of the Corporation’s assets and liabilities. The change in interest not due solely to rate or volume has been allocated in proportion to the absolute dollar amounts of the change in each.

	2006 Compared with 2005			2005 Compared with 2004
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
(Dollars in Thousands)	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest Income
Interest-Bearing Deposits	$152	$59	$211	$214	$(461)	$(247)
Federal Funds Sold	—	756	756	—	91	91
Securities Available for Sale	776	785	1,561	98	420	518
Other Investments	145	(95)	50	(50)	39	(11)
Loans	15,562	6,399	21,961	14,005	(8,820)	5,185

	16,635	7,904	24,539	14,267	(8,731)	5,536
Interest Expense
Interest-Bearing Deposits
Demand Deposits	1,021	(20)	1,001	227	15	242
Savings Deposits	9,098	2,714	11,812	4,811	47	4,858
Certificates of Deposit	5,039	1,876	6,915	3,238	(2,841)	397
Short-Term Borrowings	2,715	1,152	3,867	2,771	829	3,600
FHLB Advances	499	(2,139)	(1,640)	1,126	(4,353)	(3,227)
Subordinated Notes	(9)	9	0	(12)	9	(3)

	18,363	3,592	21,955	12,161	(6,294)	5,867

Net Interest Income	$(1,728)	$4,312	$2,584	$2,106	$(2,437)	$(331)

Non-Interest Income

The following table shows First Indiana’s non-interest income for the past three years.

	Years Ended December 31
		Increase (Decrease)			Increase (Decrease)
(Dollars in Thousands)	2006	Amount	Percent	2005	Amount	Percent	2004
Deposit Charges	$16,506	$(254)	(1.5)%	$16,760	$(486)	(2.8)%	$17,246
Loan Servicing Income (Expense)	—	(58)	—	58	294	(124.6)	(236)
Loan Fees	1,718	(100)	(5.5)	1,818	(1,221)	(40.2)	3,039
Investment Product Sales Commissions	763	182	31.3	581	(1,123)	(65.9)	1,704
Sale of Loans	6,504	(3,684)	(36.2)	10,188	(1,350)	(11.7)	11,538
Sale of Loan Servicing	—	1,649	—	(1,649)	(1,649)	—	—
Net Investment Securities Gain (Loss)	—	813	—	(813)	(794)	(4,178.9)	(19)
Other	2,393	18	0.8	2,375	(1,204)	(33.6)	3,579

	$27,884	$(1,434)	(4.9)%	$29,318	$(7,533)	(20.4)%	$36,851

Non-interest income totaled $27,884,000 in 2006, compared with $29,318,000 in 2005 and $36,851,000 in 2004. Non-interest income in 2005 includes a loss of $1,649,000 on the sale of the Bank’s third-party loan servicing portfolio at the end of the first quarter.

Deposit charges in 2006 decreased 1.5 percent to $16,506,000 following a 2.8 percent decrease to $16,760,000 in 2005. The decrease in deposit charges in 2006 compared with 2005 reflects lower returned check and demand deposit fees partially offset by an increase in debit card fees. The decrease in deposit charges in 2005 compared with 2004 was primarily due to a reduction in account analysis fees resulting from a higher earnings credit rate in 2005 and a decline in overdraft charges.

The Corporation is no longer servicing loans for others and, therefore, did not record loan servicing income in 2006. Loan servicing income was $58,000 in 2005, compared with loan servicing expense of $236,000 in 2004. Following the sale of the Bank’s third-party loan servicing portfolio in the first quarter of 2005, the transfer of the servicing of the loans to the purchaser was completed in the second quarter. All loans have been sold servicing released since the second quarter of 2004, and the Bank expects to continue this practice. Additional information relating to loan servicing rights can be found in Note 3 of the Notes to the Consolidated Financial Statements.

Loan fees were $1,718,000 in 2006, compared with $1,818,000 in 2005 and $3,039,000 in 2004. Loan fees in 2006 decreased $100,000 from 2005 fees mainly due to lower letter of credit fee accretion. The primary reason for the decrease in loan fees in 2005 compared with 2004 was a reduction in construction loan fees due to the sale of the non-Indiana construction loan offices in November 2004.

Investment and insurance product sales commissions generated by First Indiana Investor Services, Inc., the Bank’s investment products and insurance sales subsidiary, were $763,000 in 2006, compared with $581,000 in 2005 and $1,704,000 in 2004. Sales revenues in 2006 increased from 2005 fees due to higher annuity and mutual fund sales. Sales revenues in 2005 were lower than 2004 fees due to the elimination of the existing sales channel as part of the cost reduction plan implemented in the third quarter of 2004.

Gain on the sale of loans (primarily closed-end and line of credit home equity loans) in 2006 was $6,504,000, a decrease of $3,684,000 from comparable revenues in 2005 of $10,188,000. Gain on the sale of loans in 2004 was $11,538,000 which included a net gain of $958,000 from the sale of the non-Indiana construction loan offices. The decrease of gains on the sale of loans in 2006 compared with 2005 was a result of increased competition and rising interest rates, which caused lower volume in the sale of loans. In addition during the third quarter of 2006, an investor which previously has purchased approximately one-half of the Corporation’s volume of loans significantly reduced loan purchases and notified us of its intent to significantly reduce future purchases of loans. The investor’s action was in response to the credit deterioration of sub-prime loans in the national marketplace. In response to these developments in the market and the resulting negative trend in gains on the sale of loans, the Corporation is continuing to evaluate its Consumer Finance Bank segment to develop a clear strategy going forward. Consumer loans sold were $256,906,000 in 2006, compared with $328,515,000 in 2005 and $339,595,000 in 2004. Gain on the sale of loans decreased in 2005 from 2004 levels due to a reduction in loans sold as more loans were retained in the Bank’s portfolio. As a result of shifts in market demand and an increase in retail production in 2005, a greater share of originated loans met the criteria for the Bank’s portfolio. Gain on the sale of residential loans was $193,000 in 2006, compared with $191,000 in 2005 and $104,000 in 2004.

The net investment securities loss in 2005 was $813,000, compared with a net loss of $19,000 in 2004. In addition to the sale of $35,000,000 in Federal Home Loan Bank bonds in the first quarter of 2005 resulting in a loss of $804,000, the Bank sold its holding of Fannie Mae and Freddie Mac preferred stock in the same quarter at a loss of $9,000. The Bank had previously recognized impairment losses of $299,000 in 2004 on this preferred stock.

Other non-interest income in 2006 was $2,393,000, compared with $2,375,000 in 2005 and $3,579,000 in 2004. The majority of the other income totals for these periods is comprised of earnings on the cash surrender value of life insurance and other consumer loan fees. Income from late charges, prepayment penalties, and other consumer and residential loan fees in 2005 was reduced from the previous year due to the sale of the loan servicing portfolio, the contraction in the consumer and mortgage loan portfolios, and the expiration of the prepayment penalty period on aging consumer loans.

Non-Interest Expense

The following table shows First Indiana’s non-interest expense for the past three years.

	Years Ended December 31
		Increase (Decrease)			Increase (Decrease)
(Dollars in Thousands)	2006	Amount	Percent	2005	Amount	Percent	2004
Salaries	$27,519	$(449)	(1.6)%	$27,968	$(1,941)	(6.5)%	$29,909
Benefits	9,592	265	2.8	9,327	423	4.8	8,904
Net Occupancy	4,029	(301)	(7.0)	4,330	357	9.0	3,973
Equipment	6,496	1,128	21.0	5,368	(578)	(9.7)	5,946
Professional Services	3,755	(363)	(8.8)	4,118	(710)	(14.7)	4,828
Marketing	2,131	(13)	(0.6)	2,144	9	0.4	2,135
Telephone, Supplies, and Postage	2,905	(99)	(3.3)	3,004	(425)	(12.4)	3,429
Other Intangible Asset Amortization	342	(354)	(50.9)	696	(22)	(3.1)	718
Other Real Estate Owned Operations – Net	(199)	(105)	111.7	(94)	(1,309)	(107.7)	1,215
Deposit Insurance	185	(5)	(2.6)	190	(31)	(14.0)	221
Miscellaneous	5,875	(135)	(2.2)	6,010	(1,935)	(24.4)	7,945

	$62,630	$(431)	(0.7)%	$63,061	$(6,162)	(8.9)%	$69,223

Non-interest expense in 2006 was $62,630,000, compared with $63,061,000 in 2005. Included in 2006 non-interest expense was $1,727,000 for the conversion of the Bank’s core data processor. Included in non-interest expense in 2004 were charges totaling $1,197,000 associated with the expense reduction plan announced in the third quarter of that year. A significant portion of the remaining decrease in 2005 non-interest expense compared with 2004 was the result of the cost reduction plan and the sale of the non-Indiana construction loan offices in the fourth quarter of 2004.

Salary expense decreased $449,000 in 2006, compared with 2005. This decrease is primarily attributable to lower stock-based compensation cost and a decrease in management performance bonuses. In 2005, First Indiana accounted for restricted and deferred stock awards as variable awards under the principles of Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation expense related to these awards was significantly higher than 2006 expense due to an increase in the Corporation’s stock price. The Corporation had 514 full-time equivalent employees at year-end 2006, compared with 541 full-time equivalent employees at the end of 2005. Salary expense in 2005 declined $1,941,000 from 2004. Included in 2004 salary expense was severance expense of $932,000 associated with the plan to reduce operating expenses. Additionally, the decrease in salary expense in 2005 was the result of a lower number of employees as part of the cost reduction plan and the sale of the non-Indiana construction loan offices in 2004. The Corporation had 579 full-time equivalent employees at year-end 2004.

Employee benefits expense in 2006 increased $265,000 or 2.8 percent over comparable expense in 2005. Increases in pension plan expense in 2006, compared with 2005 and 2004, were partially offset by decreases in group insurance expense. Group insurance expense declined due to a reduction in the number of covered associates.

Net occupancy expense in 2006 decreased $301,000 from 2005 expense. Included in 2005 expense was a write-off of $400,000 for a lease on land previously held for banking center expansion.

Equipment expense in 2006 was $1,128,000 higher than equipment expense in 2005. This increase is largely explained by the core conversion costs recognized during 2006, including a $689,000 core processor contract cancellation fee expensed during the first quarter of 2006. Equipment expense in 2005 was $578,000 lower than in 2004. Decreases were achieved in equipment lease expense, repairs and maintenance, and depreciation.

Professional services expense in 2006 decreased 8.8 percent or $363,000 from comparable expense in 2005. A reduction in legal fees explains the majority of this decrease reflecting lower legal costs associated with loan delinquencies and foreclosures. Professional services expense in 2005 decreased $710,000 from 2004, primarily due to a reduction in legal fees and a non-recurring charge of $296,000 incurred in 2004 related to the cancellation of a consulting agreement. Partially offsetting these reductions in 2005 was approximately $470,000 of one-time expense related to the imaging of the Bank’s loan files. An increase in audit fees expense in 2005 reflects the increased cost of compliance with laws and regulations.

Marketing expense in 2006 was relatively flat compared with 2005. This follows relatively flat marketing expense for 2005 compared with 2004.

Telephone, supplies, and postage expense was $99,000 lower in 2006 than in 2005, and was $425,000 lower in 2005 than in 2004. These decreases reflect cost reduction efforts in both years.

Other intangible asset amortization was $342,000 in 2006. Other intangible asset amortization decreased in 2006 when compared to 2005 and 2004 primarily because the non-compete agreement intangible was fully amortized by the end of 2005. Additional information relating to other intangible asset amortization expense can be found in Note 3 of the Notes to Consolidated Financial Statements.

Net revenue on other real estate owned (“OREO”) operations in 2006 was $199,000, compared with net revenue of $94,000 in 2005 and net expense of $1,215,000 in 2004. In the third quarter of 2004, First Indiana expensed $1,128,000 as a fair value adjustment on a group of OREO properties associated with one credit relationship. Gains of $232,000 in the first quarter of 2006 and $364,000 in the third quarter of 2005 were recorded on the disposal of some of those properties.

Miscellaneous expense in 2006 was $5,875,000, compared with $6,010,000 in 2005 and $7,945,000 in 2004. The decrease in 2006 expense from the prior year is primarily due to a reduction in check losses. In 2005, the Corporation began to charge net losses on overdrafts against the allowance for loan losses, in addition to reserving for estimated losses on overdrafts within the allowance for loan losses, in accordance with the “Joint Guidance on Overdraft Protection Programs” issued by the federal financial institution regulators in February 2005. Previously these losses were included in non-interest expense. When compared to 2004 expense, decreases in debit card, ATM, personnel, charitable contributions, and other miscellaneous expenses in 2005 are primarily the result of the cost reduction plan implemented in the third quarter of 2004.

The Corporation’s efficiency ratio was 62.90 percent in 2006, compared with 64.07 percent in 2005 and 65.13 percent in 2004. The cost of the core conversion and the expenses associated with the realignment of the senior management increased non-interest expense and had the effect of increasing the efficiency ratio by 193 basis points. The loss on the servicing sale and the loss on the sale of securities reduced non-interest income and had the effect of increasing the 2005 efficiency ratio by 157 basis points. The charges incurred as part of the expense reduction plan had a 113 basis point negative effect on the 2004 efficiency ratio.

Income Tax Expense

The following table shows the Corporation’s earnings from continuing operations, applicable income taxes, and effective tax rates for each of the past three years.

(Dollars in Thousands)	2006	2005	2004
Earnings from Continuing Operations	$38,548	$38,567	$25,519
Income Taxes	14,252	14,067	9,126
Effective Tax Rate	37.0%	36.5%	35.8%

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

Earnings from discontinued operations, net of taxes, were $8,653,000, or $0.50 per diluted share, in 2006 compared with earnings from discontinued operations, net of taxes, of $771,000, or $0.04 per diluted share, in 2005. The loss from discontinued operations, net of taxes in 2004 was $1,715,000, or $0.09 per diluted share. The 2004 pre-tax income from discontinued operations of $239,000 included a goodwill impairment loss of $1,852,000 related to Somerset Financial and $300,000 in costs incurred to sell that business. The Somerset Financial sale resulted in a taxable gain and no tax benefit was accrued for the goodwill impairment or the costs to sell the business. Tax expense of $981,000 was recorded in connection with the sale. Additional information on discontinued operations can be found in Note 2 of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

First Indiana’s total assets at December 31, 2006 were $2,162,113,000, compared with $1,966,356,000 at December 31, 2005, and $1,898,263,000 at December 31, 2004. The reasons for the increases in total assets at year-end 2006 as compared to 2005 and year-end 2005 as compared to 2004 were primarily due to growth in both business and single-family construction loans.

Loans

Loan Portfolio Composition. The following table sets forth information concerning the composition of the Bank’s loan portfolio in dollar amounts and in percentages by type of loan.

	At December 31
	2006		2005		2004		2003		2002
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Loans
Business	$619,891	36.6%	$545,215	34.8%	$466,703	31.1%	$515,316	28.4%	$501,213	27.3%
Commercial Real Estate	191,020	11.3	167,715	10.7	175,145	11.7	178,378	9.8	146,174	8.0
Single-Family Construction	126,916	7.5	92,451	5.9	58,680	3.9	192,450	10.6	212,772	11.6
Consumer Loans
Home Equity	475,160	28.0	485,111	31.0	505,702	33.7	591,565	32.6	654,930	35.6
Other Consumer	13,013	0.8	14,354	0.9	14,909	1.0	20,460	1.1	11,220	0.6
Residential Mortgage Loans	268,687	15.8	262,340	16.7	279,051	18.6	316,822	17.5	311,324	16.9

Total Loans	$1,694,687	100.0%	$1,567,186	100.0%	$1,500,190	100.0%	$1,814,991	100.0%	$1,837,633	100.0%

Commercial Loans. The Bank offers a variety of commercial loans, including business loans, commercial real estate loans, and single-family construction loans. Business loans increased $74,676,000 from $545,215,000 at December 31, 2005, to $619,891,000 at December 31, 2006. At December 31, 2004, business loans totaled $466,703,000, which equated to an increase of $78,512,000 in business loans during 2005. These increases are primarily due to the deliberate and continuing shift in the mix of loans in the Bank’s portfolios, emphasizing credits that match the Corporation’s targeted risk profile, and expansion of the business loan portfolio through its business development programs. The majority of business loans are loans to small and middle-market companies in Central Indiana. Business loans as a percentage of total loans have grown from 31.1 percent in 2004 to 36.6 percent in 2006. Strategies for 2007 and beyond call for continued growth in this market segment, as well as an overall increase in the market share of the Indianapolis area.

The majority of First Indiana’s business loans have variable rates, which provide immediate adjustments when interest rate changes occur. This portfolio of loans is diversified with loans to companies in a variety of industries, including distribution, manufacturing, transportation, finance, and various services. The Bank had 7.3 percent of business loan commitments to a single industry group (specialty finance) at December 31, 2006. The next highest industry group concentration was 7.1 percent of business loan commitments (mortgage bankers and brokers). At December 31, 2006, the Bank had 77 loan relationships with commitments over $5,000,000.

Commercial real estate loans were $191,020,000, $167,715,000 and $175,145,000 at December 31, 2006, 2005 and 2004, respectively. Commercial real estate loans outstanding as of these periods are predominately either on properties located in the Bank’s local market area or are loans to entities headquartered in the Indianapolis market. The Bank’s portfolio of commercial real estate loans includes office buildings, strip centers, and multi-family units with usual terms of one to five years and land development loans generally with terms of three years or less.

Single-family construction loans are made both to builders and to individuals. At December 31, 2006, 2005 and 2004, the Bank’s construction loans outstanding equaled $126,916,000, $92,451,000 and $58,680,000, respectively. Since the sale of its non-Indiana residential construction loan business in 2004, the Bank’s strategy has been to grow this portfolio through lending in the local market. As the construction loan portfolio increases, the Corporation is subject to additional credit risk inherent within construction lending. The Corporation continues to manage credit risk through appropriate loan selection, by defining and limiting exposures to a single client, by requiring collateral and integrating consistent lending policies and underwriting criteria throughout the credit process.

The impact of the 2004 sale of the out-of-state residential construction loan business, which included $134,373,000 of outstanding residential construction loans, was fully reflected in the balance sheet and no further reduction in the construction loan portfolio occurred as a result of the sale.

The following table presents the remaining maturities and interest rate sensitivity of commercial loans at December 31, 2006.

	Remaining Maturities
(Dollars in Thousands)	One Year or Less	Over One Year to Five Years	Over Five Years	Total	Percent
Type of Loan:
Business	$479,554	$140,337	$—	$619,891	66.1%
Commercial Real Estate	172,707	6,094	12,219	191,020	20.4
Single-Family Construction	126,916	—	—	126,916	13.5

Total	$779,177	$146,431	$12,219	$937,827	100.0%

Rate Sensitivity:
Fixed Rate	$27,438	$146,431	$12,219	$186,088	19.8%
Adjustable Rate	751,739	—	—	751,739	80.2

Total	$779,177	$146,431	$12,219	$937,827	100.0%

Consumer Loans. First Indiana Bank’s consumer bank operates both a retail lending network and a wholesale lending network. The retail network essentially functions through the Bank’s 32 banking centers located throughout the Central Indiana market area. The wholesale network originates loans nationally. The wholesale network originates a full range of fixed rate and adjustable rate consumer loans with varying levels of credit risk. These range from “A” to sub-prime credits. The sub-prime loans typically involve lower credit scores with higher loan-to-value ratios, up to 125 percent. The wholesale originated loans are generally sold to investors.

At December 31, 2006, consumer loans totaled $488,173,000, compared with $499,465,000 and $520,611,000 at December 31, 2005 and 2004, respectively. The decreases in consumer loans have resulted as management has narrowed its consumer portfolio focus to locally sourced customer products. The generally flat to inverted yield curve during 2006 produced a shift in consumer preference to longer term fixed-rate loans. Consumer loans generally have shorter terms and higher interest rates than residential loans, but involve higher credit risk. Of the Bank’s consumer loans outstanding at December 31, 2006, 97.3 percent were secured by first or second mortgages on real property. At December 31, 2006, approximately 36 percent of the home equity portfolio loans are revolving lines of credit which are prime-based while 33 percent are closed-end loans with ARM features.

Home equity loan originations in 2006 totaled $367,853,000 ($80,958,000 retail, $286,895,000 wholesale). This compares with 2005 home equity loan originations of $461,809,000 ($53,584,000 retail, $408,225,000 wholesale) and 2004 home equity loan originations of $408,031,000 ($32,894,000 retail, $375,137,000 wholesale). During 2006, the Bank sold $256,906,000 in home equity loans, compared with sales of $328,515,000 in 2005 and $339,595,000 in 2004. The Bank regularly sells the majority of wholesale loan originations into the secondary market. The success of its business depends on the continued participation of investors in this market. In the third quarter of 2006, an investor which previously has purchased approximately one-half of the Bank’s volume of loans significantly reduced loan purchases and notified us of its intent to significantly reduce future purchases of loans. Management is currently seeking new investors to replace the resultant shortfall in sales. However, should additional secondary market sources not be found, both the liquidity and revenues attributable to these sales could decrease. Further, recent experience indicates that the market for these loans has generated lower prices and therefore lower sales margins.

At December 31, 2006, the Bank had $22,156,000 in closed-end consumer loans held for sale and $2,490,000 in home equity lines of credit held for sale. At December 31, 2005, the Bank had $26,697,000 in closed-end consumer loans held for sale and $5,645,000 in home equity lines of credit held for sale. At December 31, 2004, the Bank had $18,393,000 in closed-end consumer loans held for sale and $25,744,000 in home equity lines of credit held for sale.

In addition, the Bank makes loans secured by deposits and overdraft loans in connection with its checking accounts, auto loans, and fixed rate and fixed term secured and unsecured loans, and offers Visa credit cards through an agent.

Residential Mortgage Loans. First Indiana Bank’s residential loan strategy, during 2006 and 2005, emphasized mortgage production from the Bank’s internal referral sources. The retail banking centers market mortgage purchase and refinance products to the Bank’s client base. In addition, mortgages are originated in partnership with selected realtors, builders, and mortgage correspondents. Fixed rate mortgages continue to be brokered or sold into the secondary market, while adjustable rate mortgages are primarily retained for the Bank’s portfolio. The original contractual loan payment period for residential mortgage loans originated by the Bank generally ranges from 10 to 30 years. Because borrowers may refinance or prepay their loans, they normally remain outstanding for a substantially shorter period.

Residential mortgage loans outstanding totaled $268,687,000 at December 31, 2006, compared with $262,340,000 and $279,051,000 at year-end 2005 and 2004, respectively. Due to relatively low residential loan interest rates throughout 2005, First Indiana experienced significant loan prepayments in its residential loan portfolio. However, prepayments during 2006 have slowed in response to gradual increases in market interest rates. In 2006, the Bank originated $51,615,000 in primarily adjustable rate residential mortgage loans and purchased $9,322,000 in primarily fixed rate residential mortgage loans. In 2005, the Bank originated $48,355,000 and purchased no adjustable rate residential mortgage loans. In 2004, the Bank originated $16,173,000 and purchased $41,814,000 in primarily adjustable rate residential mortgage loans. Sales of fixed rate residential mortgage loans into the secondary market in 2006, 2005, and 2004 were $10,684,000, $10,051,000, and $6,481,000, respectively. Gains on residential loan sales in 2006 were $193,000, compared with $191,000 in 2005 and $104,000 in 2004.

As part of its residential loan origination activities, First Indiana developed a network of residential loan brokers with whom the Bank links prospective borrowers. First Indiana does not fund these mortgages, but collects a fee for this service. In 2006, First Indiana produced $851,000 of residential loans for brokers and fees of $16,000 were recognized. In 2005, First Indiana produced $3,573,000 of residential loans for brokers and fees of $66,000 were recognized. In 2004, First Indiana produced $12,458,000 of residential loans for brokers and fees of $207,000 were recognized. Broker loan fees decreased in 2005 from 2004 in part due to a shift in the method of delivering residential loans to the secondary market. In 2005 a greater percentage of residential loans were delivered by the Bank as correspondent with the gain recorded in gain on the sale of loans rather than as a broker with the gain recorded in other non-interest income.

In the fourth quarter of 2006, the Bank established First Indiana Mortgage, LLC (“First Indiana Mortgage”), a joint venture with Wells Fargo Mortgage. First Indiana Mortgage operates within the Indianapolis marketplace utilizing selected branch offices and offers a wide array of mortgage products to First Indiana clients and prospects. The purpose of this joint venture is to expand and deepen relationships with First Indiana clients and provide products that the Bank is unable to profitably provide. The Bank expects this collaboration to both increase fee income and reduce expenses (primarily related to residential loan originations). First Indiana Mortgage’s activities will not conflict with our consumer finance business, but will reduce the amount of residential mortgages on the balance sheet as the existing portfolio pays down.

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

At December 31, 2006, First Indiana’s investments totaled $282,833,000, or 13.1 percent of total assets, and consisted of securities available for sale, carried at fair market value, and other investments carried at cost.

The distribution of securities available for sale is detailed below.

	December 31
(Dollars in Thousands)	2006	2005	2004
U.S. Government Treasuries, Agencies & Other	$206,011	$163,461	$137,268
Mortgage-Backed Securities	56,816	69,515	80,001
Other Asset-Backed Securities	—	—	—

Total	$262,827	$232,976	$217,269

U.S. Treasuries, Agencies and Other included $1,165,000 of Fannie Mae and Freddie Mac preferred stock at December 31, 2004. Other-than-temporary impairment losses of $299,000 were recognized in 2004 on the Bank’s holdings of Fannie Mae and Freddie Mac preferred stock. This preferred stock was sold in the first quarter of 2005 at an additional loss of $9,000.

At December 31, 2006, securities available for sale had the following maturity and yield characteristics.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in Thousands)	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Yield
U.S. Government Treasuries, Agencies & Other	$117,307	4.14%	$88,704	4.14%	$—	—%	$—	—%	$206,011	4.14%
Mortgage-Backed Securities	—	—	45,402	3.81	11,167	4.15	247	5.94	56,816	3.89

Total	$117,307	4.14%	$134,106	4.03%	$11,167	4.15%	$247	5.94%	$262,827	4.08%

For additional information concerning securities available for sale, see Note 4 of the Notes to Consolidated Financial Statements.

Included in other investments are Federal Reserve Bank stock, Federal Home Loan Bank stock, and Common Securities in the Corporation’s grantor trusts: First Indiana Capital Trust I and First Indiana Capital Statutory Trust II. The Bank is required by the Federal Reserve Board to own shares of Federal Reserve Bank (“FRB”) stock. FRB stock, which is a restricted investment security, is carried at its cost. In addition, as a member of the Federal Home Loan Bank of Indianapolis (“FHLB”), the Bank is required to own shares of capital stock in the FHLB. FHLB stock is carried at its cost, since it is a restricted investment security. The Bank is required to hold FHLB stock with a value of approximately $5,949,000. The Corporation’s holdings in FHLB stock are redeemable only upon five years’ notice to the FHLB. In connection with the formation of First Indiana Capital Trust I (“Trust I”) and First Indiana Capital Statutory Trust II (“Trust II”), Trust I and Trust II issued Common Securities to the Corporation. The Common Securities for each trust are carried at their cost since they are restricted investment securities. The Common Securities are not redeemable until the related subordinated notes are redeemed (according to the subordinated note terms).

The composition of other investments is summarized as follows.

	December 31
(Dollars in Thousands)	2006	2005	2004
FRB Stock	$1,110	$1,110	$1,110
FHLB Stock	18,152	24,686	24,173
Capital Trusts Common Securities	744	744	744

	$20,006	$26,540	$26,027

Sources of Funds

General. Deposits are an important source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from repayments of loans and investment securities, Federal Home Loan Bank advances, federal funds purchased, repurchase agreements, and sales of loans. Repayments of loans and investment securities are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, or to support expanded activities. At December 31, 2006, First Indiana Corporation’s outside sources of funds included a $10,000,000 line of credit with a commercial bank and subordinated notes.

Deposits. Growth in deposits has reduced funding costs, improved the liquidity position of the Bank, and lowered the ratio of loans to deposits. Deposits grew to $1,611,055,000 at December 31, 2006. The growth can largely be attributed to increases in both commercial savings and retail time deposits, with 141.6 percent and 25.8 percent growth rates, respectively. The Bank experienced a decline in demand deposit balances in 2006. Commercial checking balances declined 33.5 percent, partially offset by growth in retail checking balances of 6.3 percent. Bank initiatives are in place to support more deposit growth through retail branch expansion and maximization of the current retail branch network.

The following table reflects the increase (decrease) in various types of deposits offered by the Bank for each of the periods indicated.

(Dollars in Thousands)	Balance at December 31, 2006	2006 Net Increase (Decrease)	Balance at December 31, 2005	2005 Net Increase (Decrease)	Balance at December 31, 2004	2004 Net Increase (Decrease)	Balance at December 31, 2003
Non-Interest-Bearing Demand	$242,975	$(25,707)	$268,682	$3,479	$265,203	$29,392	$235,811
Interest-Bearing Demand	194,878	(34,998)	229,876	39,965	189,911	(27,442)	217,353
Savings	664,474	174,761	489,713	26,034	463,679	62,875	400,804
CDs under $100,000	349,239	64,034	285,205	23,037	262,168	(49,883)	312,051
CDs $100,000 and Greater	159,489	(16,311)	175,800	(13,936)	189,736	(134,217)	323,953

Total Deposits	$1,611,055	$161,779	$1,449,276	$78,579	$1,370,697	$(119,275)	$1,489,972

The Bank currently issues certificates of deposit in denominations of $100,000 and greater to public entities such as municipalities and to retail customers. Certificates of deposit of $100,000 or more totaled $159,489,000 at December 31, 2006, compared with $175,800,000 at December 31, 2005 and $189,736,000 at December 31, 2004. At December 31, 2006, these certificates of deposit included no brokered funds, $10,012,000 in public funds, and $149,477,000 in retail funds. At December 31, 2005, these certificates of deposit included no brokered funds, $58,133,000 in public funds, and $117,667,000 in retail funds. At December 31, 2004, these certificates of deposit included $19,844,000 in brokered funds, $86,475,000 in public funds, and $83,417,000 in retail funds. The Bank’s certificates of deposit of $100,000 or more at December 31, 2006, the maturities of such deposits, and the percentage of total deposits represented by these certificates are set forth in the table below.

(Dollars in Thousands)	Three Months or Less	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total	Percent of Deposits
Certificates of Deposit $100,000 and Greater	$59,359	$26,789	$45,780	$27,561	$159,489	9.9%

Borrowings. The Federal Home Loan Bank of Indianapolis functions as a central bank providing credit for depository institutions in Indiana and Michigan. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of the Bank’s residential mortgage loans, low loan-to value home equity loans, and other assets, subject to credit standards. The FHLB advances are made pursuant to several different credit programs, each with its own interest rate and range of maturities. At December 31, 2006, the Bank had $19,666,000 in FHLB advances, with a weighted average interest rate of 5.39 percent. All of these advances carried fixed interest rates. The FHLB had the right to require the Bank to repay $10,000,000 of putable advances at certain designated dates.

The Bank and approved correspondent banks from time to time enter into short-term borrowing agreements that are classified as federal funds purchased. These borrowings are not collateralized and generally have maturities from one to 30 days. At December 31, 2006, the Bank did not have federal funds purchased borrowings.

First Indiana has repurchase agreements with depositors, under which clients’ funds are invested daily into a non-FDIC-insured, interest-bearing account. In addition, the Bank from time to time enters into repurchase agreements with registered government securities dealers as a short-term source of borrowing. At December 31, 2006, the Bank had repurchase agreements totaling $277,888,000, with a weighted average interest rate of 4.08 percent. First Indiana’s repurchase agreements are collateralized by qualifying investment securities. Additional information relating to short-term borrowings may be found in Note 10 of the Notes to Consolidated Financial Statements.

In October 2002, the Corporation formed First Indiana Capital Trust I (“Trust I”) for the purpose of issuing $12,000,000 of trust preferred securities to the public. This unconsolidated grantor trust’s sole assets are junior subordinated notes issued by the Corporation. The notes have a stated term of 30 years (October 30, 2032) but may be redeemed at par in part or in full beginning October 30, 2007, and any calendar quarter end date thereafter, subject to approval by the Federal Reserve Board. The notes have a fixed rate of interest of 6.92 percent through October 30, 2007, and a floating rate of interest, reset quarterly, equal to the London interbank offered rate (“LIBOR”) plus 3.35 percent thereafter to maturity. Interest is payable quarterly and the distribution rate of the trust preferred securities is equal to the interest rate of the notes. The balance of the Trust I junior subordinated notes, net of unamortized discount, was $12,337,000 at December 31, 2006, and $12,295,000 at December 31, 2005.

In June 2003, First Indiana formed First Indiana Capital Statutory Trust II (“Trust II”) for the purpose of issuing $12,000,000 in trust preferred securities through a private placement. This unconsolidated grantor trust’s sole assets are junior subordinated notes issued by the Corporation. The notes have a stated term of 30 years

(June 26, 2033) but may be redeemed at par in part or in full beginning June 26, 2008, and quarterly thereafter, subject to approval by the Federal Reserve Board. The notes have a fixed rate of interest of 5.55 percent through June 26, 2008, and a floating rate of interest, reset quarterly, equal to LIBOR plus 3.10 percent thereafter to maturity. Interest on the notes is payable quarterly in arrears. The distribution rate on the trust preferred securities equals the interest rate of the notes. The balance of the Trust II junior subordinated notes, net of unamortized discount, was $12,300,000 at December 31, 2006, and $12,252,000 at December 31, 2005.

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

In November 2003, the Corporation issued $22,500,000 in ten-year subordinated notes with a 7.50 percent fixed rate of interest. Interest is payable semi-annually and the notes qualify as Tier 2 capital for regulatory purposes. The balance of these subordinated notes, net of discount, was $22,268,000 at December 31, 2006, and $22,234,000 at December 31, 2005.

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

Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans 90 days or more past due and still accruing interest, and foreclosed assets, primarily other real estate owned (“OREO”). Non-performing assets were $13,101,000, or 0.77 percent of loans and foreclosed assets, at December 31, 2006; $4,633,000, or 0.30 percent of loans and foreclosed assets, at December 31, 2005; and $21,445,000, or 1.43 percent of loans and foreclosed assets at December 31, 2004. Non-performing business loans increased to $9,774,000 at December 31, 2006, compared with $1,586,000 at December 31, 2005. During the fourth quarter of 2006, one business relationship with a loan balance of $7,997,000, after charge-off, was added to non-performing loans. This relationship was included as a potential problem loan at December 31, 2005 and December 31, 2004. Commercial real estate non-performing loans at December 31, 2006 totaled $932,000 compared to $0 at December 31, 2005. One commercial real estate relationship totaling $723,000, after charge-off, was added to non-performing loans during the fourth quarter of 2006. Non-performing consumer loans were $1,362,000 at year-end 2006, compared with $2,148,000 at year-end 2005. The decrease is attributable to the improving credit quality for the consumer loan portfolio, which includes active management of non-performing loans through the on-going sale of these loans.

The amount of interest on non-accrual loans that was contractually due in 2006 totaled $254,000. Interest received on these loans in 2006 totaled $1,392,000.

Non-Performing Assets

	December 31
(Dollars in Thousands)	2006	2005	2004	2003	2002
Non-Performing Loans
Non-Accrual Loans
Business	$9,064	$1,383	$10,637	$9,483	$20,234
Commercial Real Estate	723	—	1,184	4,743	2,059
Single-Family Construction	—	—	45	7,165	4,286
Consumer	917	1,323	3,078	7,402	9,405
Residential Mortgage	705	698	961	2,211	2,474

Total Non-Accrual Loans	11,409	3,404	15,905	31,004	38,458

Accruing Loans Past Due 90 Days or More
Business	710	203	459	1,053	1,535
Commercial Real Estate	209	—	881	—	—
Single-Family Construction	—	—	494	354	—
Consumer	445	825	2,025	2,691	3,093
Residential Mortgage	303	123	—	—	—

Total Accruing Loans Past Due 90 Days or More	1,667	1,151	3,859	4,098	4,628

Total Non-Performing Loans	13,076	4,555	19,764	35,102	43,086
Foreclosed Assets	25	78	1,681	3,780	8,670

Total Non-Performing Assets	$13,101	$4,633	$21,445	$38,882	$51,756

Non-Performing Loans to Loans at End of Year	0.77%	0.29%	1.32%	1.93%	2.34%
Non-Performing Assets to Loans and OREO at End of Year	0.77	0.30	1.43	2.14	2.80

Potential Problem Assets

Potential problem loans are those loans that are currently performing according to their repayment terms, but the borrowers’ financial operations or financial condition caused the Bank’s management to question their ability to comply with present repayment terms in the future.

The Bank had $16,511,000 in potential problem loans at December 31, 2006. Of this amount, $13,114,000 represented loans to 15 separate business credits with an average loan amount of $874,000. These business loans are collateralized with real estate and other assets. Four of the business credits have a current loan amount over $1,000,000. The remaining potential problem loans totaled $3,397,000 and consisted of nine construction and commercial real estate credits. These construction and commercial real estate loans are collateralized with completed residential and commercial real estate and developed lots.

Potential problem loans decreased $16,831,000 from December 31, 2005. Included in this decrease is the one business relationship that was added to non-performing loans during the fourth quarter of 2006 with a balance of $7,997,000, after charge-off. Included in the net decrease is one credit totaling $707,000 that was added to potential problem loans during 2006.

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

Allocation of Allowance for Loan Losses

The following table presents an allocation of the Bank’s allowance for loan losses at the dates indicated.

	December 31
	2006		2005		2004		2003		2002
(Dollars in Thousands)	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Balance at End of Period Applicable to:
Business Loans	$12,970	36.6%	$18,733	34.8%	$30,287	31.1%	$30,449	28.4%	$15,959	27.3%
Commercial Real Estate Loans	1,550	11.3	1,281	10.7	1,712	11.7	1,400	9.8	2,154	8.0
Single-Family Construction Loans	603	7.5	415	5.9	616	3.9	5,798	10.6	1,797	11.6
Consumer Loans	7,676	28.7	7,815	31.9	8,355	34.7	10,463	33.7	17,576	36.2
Residential Mortgage Loans	787	15.9	360	16.7	413	18.6	656	17.5	546	16.9
Unallocated	6,877	—	10,564	—	11,789	—	4,431	—	6,437	—

	$30,463	100.0%	$39,168	100.0%	$53,172	100.0%	$53,197	100.0%	$44,469	100.0%

Summary of Allowance for Loan Loss Activity

The provision for loan losses was a negative $1,600,000 for 2006, compared with a negative $3,200,000 for 2005 and a charge of $11,550,000 for 2004. The negative provisions for loan losses for 2006 and 2005 reflect continued improvements in the credit quality of the loan portfolio. Net loan charge-offs for 2006 totaled $7,105,000, compared with $10,804,000 for 2005 and $11,575,000 for 2004. In addition, net charge-offs to average loans in 2006 was 0.44 percent compared with a net charge-off ratio of 0.70 percent in 2005 and 0.69 percent in 2004. At December 31, 2006, net loans charged-off included one business loan that was charged-off, in the fourth quarter of 2006, totaling $3,626,000. In addition, net loan charge-offs in 2005 included $5,240,000 related to one non-accrual business loan. Net consumer loan charge-offs were $2,828,000 for 2006, compared with $5,265,000 for 2005 and $4,095,000 for 2004. The decreased provision for loan losses in 2005, compared with 2004, reflected the improved credit quality of the loan portfolio and a stabilized level of net charged-off loan amounts. Throughout 2004, the Bank developed and implemented specific initiatives to actively manage and resolve non-performing loans and improve credit quality by reducing risk in the loan portfolio through asset selection and management.

The unallocated portion of the allowance for loan losses decreased to $6,877,000 at December 31, 2006, compared with $10,564,000 at December 31, 2005 and $11,789,000 at December 31, 2004. Although the unallocated portion of the allowance for loan losses decreased 34.9 percent in absolute dollars in 2006, the percent of unallocated allowance to total allowance decreased to 22.6 percent at year-end 2006, compared with 27.0 percent at year-end 2005. The decrease in the unallocated reserve is consistent with the improving credit quality trends within the loan portfolio. The allowance for loan losses, including the current level of the unallocated reserve, is adequate and is within the policy and methodology discussed above.

The ratio of the allowance for loan losses to loans at December 31, 2006, was 1.80 percent, compared with 2.50 percent and 3.54 percent at December 31, 2005 and 2004, respectively. The decreases in the allowance for loan losses to total loans ratio for 2006 and 2005 are attributable to increases in total loans for the periods and decreases in the allowance for loan losses. In addition, the lower ratios reflect the continued credit quality improvement in the Bank’s loan portfolio during the twelve months ended December 31, 2006, as compared to the same period of 2005. The decrease in the allowance is directionally consistent with the improving credit quality of the portfolio affirmed by lower net charge-offs for the year ending December 31, 2006.

The ratio of the allowance for loan losses to non-performing loans at December 31, 2006 decreased to 232.52 percent, compared to 859.89 percent at December 31, 2005, while this ratio was 269.03 percent at

December 31, 2004. The decrease in this ratio for 2006 is directly attributable to the increase in the level of non-performing loans, an increase of $8,521,000 from 2005. This 2006 increase in non-performing loans was primarily due to one business loan outstanding, totaling $7,997,000, which was placed on non-accrual with a corresponding charge-off of $3,626,000 during the fourth quarter of 2006. This credit has been with the Bank since 1992 and has been actively managed for some time. Over the past few years, the Bank has been able to manage this credit down from a high of $25 million. Management believes that the classification of this loan to non-performing status is not indicative of prevalent credit quality deterioration within the loan portfolio. The increase in this ratio for 2005 from 2004 is directly attributable to the decrease in the level of non-performing loans, a $15,209,000 decrease from 2004. This decrease is evident of the credit quality improvement in the Bank’s loan portfolio that are a result of management’s ongoing review activities to manage and resolve non-performing loans, as well as processes to improve credit quality and reduce risk in the loan portfolios.

Changes in Allowance for Loan Losses

	Years Ended December 31
(Dollars in Thousands)	2006	2005	2004	2003	2002
Balance of Allowance for Loan Losses at Beginning of Year	$39,168	$53,172	$53,197	$44,469	$37,135
Charge-Offs
Business	4,936	6,719	9,963	22,820	6,813
Commercial Real Estate	498	—	630	101	729
Single-Family Construction	—	—	1,973	5,026	641
Consumer	4,926	7,215	4,760	5,737	6,323
Residential Mortgage	430	224	200	157	150

Total Charge-Offs	10,790	14,158	17,526	33,841	14,656
Recoveries
Business	1,501	889	4,752	1,155	293
Commercial Real Estate	10	278	49	34	15
Single-Family Construction	73	237	485	254	72
Consumer	2,098	1,950	665	878	851
Residential Mortgage	3	—	—	7	3

Total Recoveries	3,685	3,354	5,951	2,328	1,234

Net Charge-Offs	7,105	10,804	11,575	31,513	13,422
Provision for Loan Losses	(1,600)	(3,200)	11,550	38,974	20,756
Allowance Related to Bank Acquired	—	—	—	1,709	—
Transfer to Reserve for Off-Balance Sheet Credit Exposures	—	—	—	(442)	—

Balance of Allowance for Loan Losses at End of Year	$30,463	$39,168	$53,172	$53,197	$44,469

Net Charge-Offs to Average Loans	0.44%	0.70%	0.69%	1.68%	0.74%
Allowance for Loan Losses to Loans at End of Year	1.80	2.50	3.54	2.93	2.42
Allowance for Loan Losses to Non-Performing Loans	232.52	859.89	269.03	151.55	103.21

LIQUIDITY AND MARKET RISK MANAGEMENT

Liquidity Management

First Indiana Corporation is a financial holding company and has conducted substantially all of its operations through the Bank. As a result, the ability to finance the Corporation’s activities and fund interest on its debt depends primarily upon the receipt of earnings from the Bank that it pays to the holding company through dividends. The Corporation had no significant assets other than its investment in the Bank and a receivable of $14,363,000 due from the Bank at December 31, 2006. Additionally, First Indiana Corporation has a $10,000,000 line of credit with a commercial bank. In 2006, the Corporation purchased on the open market 629,756 shares of its common stock for $16,765,000 and received $1,434,000 in proceeds from the exercise of stock options.

The Corporation is not subject to any bank regulatory restrictions on the payment of dividends to its shareholders although Federal Reserve Board policy and capital maintenance requirements may impose practical limits on the amount of dividends that can be paid. See Part I, Item 1, “Business – Supervision and Regulation.” However, applicable laws and regulations limit the amount of dividends the Bank may pay. Prior regulatory approval is required if dividends to be declared by the Bank in any year would exceed net earnings of the current year (as defined under the National Bank Act) plus retained net profits for the preceding two years. At January 1, 2007, the Bank could have paid dividends to the Corporation of approximately $888,000 without regulatory approval. The Bank paid dividends of $39,100,000 in 2006. Due to the payment of an $11,000,000 special dividend in January 2003 (to partially fund the acquisition of MetroBanCorp), the Bank sought and received approval from the Office of the Comptroller of the Currency (“OCC”) to make its regularly scheduled dividend payments in 2005, not to exceed $20,000,000. The Bank paid dividends of $20,000,000 to the Corporation in 2005. The Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2004, not to exceed $19,000,000. The Bank paid dividends of $16,000,000 to the Corporation in 2004. Under federal law, a depository institution is prohibited from paying a dividend if the depository institution would thereafter be “undercapitalized” as determined by the federal bank regulatory agencies. While the Bank is currently classified as “well-capitalized” and should have sufficient net income to fund projected liquidity needs, any failure by the Bank in the future to generate sufficient net income or maintain sufficient levels of capital to permit payment of dividends would result in its inability to pay dividends to the Corporation.

The Bank’s primary source of funds is deposits, which were $1,611,055,000 at December 31, 2006, and $1,449,276,000 at December 31, 2005. The Bank also relies on advances from the Federal Home Loan Bank of Indianapolis, short term borrowings, loan payments, loan payoffs, and sale of loans as sources of funds. Although the Bank continues to rely on deposits as its chief source of funds, the use of borrowed funds continues to be an important component of the Bank’s liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

The Bank’s primary use of funds is loans, which totaled $1,694,687,000 at December 31, 2006, and $1,567,186,000 at December 31, 2005. In addition, the Bank invests in short-term investments and securities available for sale.

The Corporation and its subsidiaries had the following obligations to make payments under long term debt (excluding interest), lease agreements, and pension plans at December 31, 2006.

(Dollars in Thousands)	2007	2008 - 2009	2010 - 2011	After 2011	Total
FHLB Advances (1)	$—	$10,000	$—	$9,666	$19,666
Subordinated Notes	—	—	—	46,905	46,905
Operating Leases	5,586	9,677	7,176	4,324	26,763
Defined Benefit Pension Plan (2)	2,604	—	—	—	2,604
Supplemental Pension (3)	1,103	2,334	2,550	5,222	11,209

Total Contractual Cash Obligations	$9,293	$22,011	$9,726	$66,117	$107,147

(1)	The FHLB has the option to require the Bank to repay $10,000,000 at certain designated dates.

(2)	Estimated cash contributions for 2007 were based upon actuarial estimates. The Corporation was unable to develop a reasonable estimate for future contributions for years after 2007. Future contributions are impacted by future levels of interest rates, investment fund performance, and increases in beneficiary compensation.

(3)	These calculations assume plan beneficiaries retire upon attaining age 65, or immediately if already over age 65, and elect a lump sum payment. Certain participants have their benefit defined as a notional account balance that is tracked by the Corporation and paid out over the course of their future life expectancy. The estimated future benefit payments reflect these expected cash flows.

At December 31, 2006, the Bank had the following outstanding commitments to fund lines of credit, letters of credit, and loans.

	Amount of Commitment Expiration per Period
(Dollars in Thousands)	Total Commitments	Less than One Year	1-3 years	3-5 years	Thereafter
Lines of Credit:
Business Loans	$260,851	$202,375	$43,235	$12,813	$2,428
Commercial Real Estate Loans	46,054	792	21,786	22,247	1,229
Single-Family Construction Loans	30,314	14,480	15,834	—	—
Home Equity Loans	179,148	7,175	13,021	18,818	140,134

Total Lines of Credit	516,367	224,822	93,876	53,878	143,791

Standby Letters of Credit	31,653	14,795	15,763	997	97

Commitments to Originate Loans:
Business Loans	69,946	69,946	—	—	—
Commercial Real Estate Loans	26,638	26,638	—	—	—
Home Equity Loans	8,520	8,520	—	—	—
Other Consumer Loans	365	365	—	—	—
Residential Loans	—	—	—	—	—

Total Commitments to Originate Loans	105,469	105,469	—	—	—

Total Commercial Commitments	$653,489	$345,086	$109,639	$54,875	$143,888

Of the lines of credit and commitments to fund loans at December 31, 2006, substantially all are variable interest rate products.

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

The Corporation uses a model that measures interest rate sensitivity to determine the impact on net interest income of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposit, estimated borrowing needs, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest rate sensitive instruments that are held to maturity or available for sale. The Corporation has no trading assets. Based on the information and assumptions in effect at December 31, 2006, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 0.1 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 2.1 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results.

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

The Corporation also monitors interest rate sensitivity using traditional gap analysis. Gap analysis is a static management tool used to identify mismatches in the repricing of assets and liabilities within specified periods of time. Since it is a static indicator it does not attempt to predict the net interest income of a dynamic business in a rapidly changing environment. Significant adjustments may be made when the rate outlook changes. At December 31, 2006, First Indiana’s six-month and one-year cumulative gaps stood at a negative 1.18 percent and a negative 2.46 percent of total interest-earning assets. This means that 1.18 and 2.46 percent of First Indiana’s liabilities will reprice within six months and one year, respectively, without a corresponding repricing of earning assets. This compares with a positive six-month gap of 7.41 percent and a positive one-year gap of 9.25 percent at December 31, 2005. The Corporation became liability sensitive in 2006 as certificates of deposit which formerly repriced in the one-to-five year range moved to the over 180 days to one year and within six months repricing categories. In addition, growth of business and retail deposits is primarily reflected in the repricing categories of under one year. The Corporation seeks to maintain a relatively neutral interest rate sensitivity position primarily through the pricing and term features its loan and deposit products. However, interest rate sensitivity may also be managed through the selective additions of certain investments and, short-term and long-term borrowings.

Interest Rate Sensitivity

The following table shows First Indiana’s interest rate sensitivity at December 31, 2006 and 2005.

(Dollars in Thousands)	Rate	Balance	Percent of Total	Within 180 Days	Over 180 Days to One Year	Over One Year to Five Years	Over Five Years
Interest-Earning Assets
Interest-Bearing Due from Banks	5.20%	$6,317	0.31%	$6,317	$—	$—	$—
Federal Funds Sold	5.20	41,500	2.05	41,500	—	—	—
Securities Available for Sale	5.07	262,827	12.98	71,620	52,530	138,677	—
Other Investments	4.65	20,006	0.99	—	—	—	20,006
Loans (1)
Business	7.91	619,891	30.60	467,786	11,768	140,337	—
Commercial Real Estate	8.45	191,020	9.43	169,521	3,186	6,094	12,219
Single-Family Construction	8.57	126,916	6.27	126,916	—	—	—
Consumer	7.32	488,173	24.10	217,900	24,305	150,792	95,176
Residential Mortgage	5.39	268,687	13.27	47,362	42,233	152,607	26,485

	7.06	$2,025,337	100.00%	1,148,922	134,022	588,507	153,886

Interest-Bearing Liabilities
Deposits
Demand Deposits (2)	0.60	$194,878	11.38%	20,024	—	—	174,854
Savings Deposits (2)	3.75	664,474	38.80	615,691	1,251	10,007	37,525
Certificates of Deposit under $100,000	4.74	349,239	20.39	173,051	100,478	75,555	155
Certificates of Deposit $100,000 or Greater	5.13	159,489	9.31	86,148	45,780	27,561	—

	3.71	1,368,080	79.88	894,914	147,509	113,123	212,534

Borrowings
Short-Term Borrowings	4.08	277,888	16.23	277,888	—	—	—
FHLB Advances	5.39	19,666	1.15	—	—	10,710	8,956
Subordinated Notes	7.15	46,905	2.74	—	12,409	12,252	22,244

	3.89	1,712,539	100.00%	1,172,802	159,918	136,085	243,734

Net – Other (3)		312,798		—	—	—	312,798

Total		$2,025,337		1,172,802	159,918	136,085	556,532

Rate Sensitivity Gap				$(23,880)	$(25,896)	$452,422	$(402,646)

December 31, 2006 – Cumulative Rate Sensitivity Gap				$(23,880)	$(49,776)	$402,646

Percent of Total Interest-Earning Assets				-1.18%	-2.46%	19.88%

December 31, 2005 – Cumulative Rate Sensitivity Gap				$136,403	$170,253	$482,089

Percent of Total Interest-Earning Assets				7.41%	9.25%	26.20%

(1)	The distribution of fixed rate loans and mortgage-backed securities is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable rate loans is based upon the earliest repricing date for each loan. Included in consumer loans are $24.6 million of home equity loans held for sale.

(2)	A portion of these deposits has been included in the Over Five Years category to reflect management’s assumption that these accounts are not rate-sensitive. This assumption is based upon the historic trends on these types of deposits experienced through periods of significant increases and decreases in interest rates with minimal changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.

(3)	Net – Other is the excess of non-interest-bearing liabilities and capital over non-interest-bearing assets.

CAPITAL

At December 31, 2006, shareholders’ equity was $182,094,000, or 8.42 percent of total assets, compared with $175,442,000, or 8.92 percent of total assets, at December 31, 2005, and $172,143,000, or 9.07 percent of total assets, at December 31, 2004. At December 31, 2006, the Corporation’s tangible capital (shareholders’ equity minus the sum of goodwill and other intangible assets) was $148,548,000, or 6.98 percent of tangible assets (total assets minus the sum of goodwill and other intangible assets), compared with $141,554,000, or 7.33 percent of tangible assets at December 31, 2005, and $137,559,000, or 7.38 percent of tangible assets at December 31, 2004. In 2006, shareholders’ equity was reduced by the Corporation’s purchase of 629,756 shares of its common stock on the open market for $16,765,000. In 2005, shareholders’ equity was reduced by the Corporation’s purchase of 689,536 shares of its common stock on the open market for $16,859,000. Shareholders’ equity decreased in 2004 primarily due to the fourth quarter repurchase of 2,162,500 shares of common stock through a self-tender offer which reduced shareholders’ equity by $40,901,000. The decrease in the equity ratios in 2004 due to the stock repurchase was partially offset by the reduction in total assets during the year.

First Indiana paid a dividend of $0.20 per common share in each of the four quarters of 2006, an increase of 25.0 percent from the $0.16 dividend per common share paid in the third and fourth quarters of 2005. On January 18, 2006, the Board of Directors approved a five-for-four stock split. The stock split was effective February 27, 2006, to shareholders of record as of February 13, 2006. All share and per share information herein has been restated to reflect the stock split. Also on January 17, 2007, the Board of Directors approved a quarterly dividend of $0.21 per common share, an increase of 5 percent from the quarterly dividends paid in 2006, payable March 15, 2007, to shareholders of record as of March 6, 2007. This will be the 81st consecutive quarter First Indiana has paid a cash dividend.

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

The Corporation formed statutory trusts for the purpose of issuing trust preferred securities. These trust preferred securities are included in the Corporation’s Tier 1 capital and total capital at December 31, 2006 and December 31, 2005. At December 31, 2006 and 2005, the balance of trust preferred securities, net of discount, was $24,637,000 and $24,547,000, respectively.

The following table shows the Corporation’s and the Bank’s capital levels and compliance with all capital requirements at December 31, 2006. In addition, the Bank exceeds the capital levels set by FDICIA for a bank to be considered well-capitalized.

	December 31, 2006
	Actual		Minimum Capital Adequacy		To be Well-Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$175,348	8.43%	$83,209	4.00%	N/A	N/A
First Indiana Bank, N.A.	177,836	8.56	83,089	4.00	$103,862	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$175,348	10.56%	$66,412	4.00%	N/A	N/A
First Indiana Bank, N.A.	177,836	10.74	66,256	4.00	$99,384	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$218,496	13.16%	$132,824	8.00%	N/A	N/A
First Indiana Bank, N.A.	198,667	11.99	132,511	8.00	$165,639	10.00%

	December 31, 2005
	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$168,434	8.70%	$77,401	4.00%	N/A	N/A
First Indiana Bank, N.A.	182,509	9.45	77,283	4.00	$96,604	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$168,434	10.78%	$62,495	4.00%	N/A	N/A
First Indiana Bank, N.A.	182,509	11.70	62,371	4.00	$93,556	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$210,446	13.47%	$124,990	8.00%	N/A	N/A
First Indiana Bank, N.A.	202,248	12.97	124,742	8.00	$155,927	10.00%

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

IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED

In July 2006, the Financial Accounting Standards Board issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, which is effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes”. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Corporation is in process of reviewing and evaluating FIN 48; however, the impact of its adoption to First Indiana’s financial condition, results of operations, or cash flows is not expected to be material.

In September 2006, FASB issued SFAS 157 “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation is in the process of reviewing and evaluating SFAS 157, and therefore the impact of its adoption to First Indiana’s financial condition, results of operations, or cash flows is not yet known.

In September 2006, FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-5 “Purchases of Life Insurance” (“the Consensus”). The Consensus explains how to determine the amount that could be realized from a life insurance contract, which is the measurement amount for the asset under current GAAP. First Indiana owns several life insurance contracts on certain of its officers and directors. The Consensus concluded that companies purchasing a life insurance policy should record as an asset the amount that could be realized, considering any additional amounts beyond the cash surrender value included in the contractual terms of the policy. The amount that could be realized should be based on the assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. When it is probable that contractual restrictions would limit the amount that could be realized, such contractual limitations should be considered and any amounts recoverable at the insurance company’s discretion should be excluded from the amount that could be realized. Policyholders adopting the Consensus would choose between retrospective application to all prior periods or recognizing the adoption as a cumulative-effect adjustment to the beginning retained earnings or to other components of equity or assets. The Corporation adopted the provisions of the Consensus on January 1, 2007 with no material impact to First Indiana’s financial condition, results of operations, or cash flows.

FOURTH QUARTER SUMMARY

First Indiana recorded net income of $6,010,000, or $0.35 per diluted share, in the fourth quarter of 2006, compared with income of $6,751,000, or $0.39 per diluted share, for the same period of 2005.

Net interest income for the fourth quarter of 2006 was $18,179,000, with a net interest margin of 3.65 percent, compared with fourth quarter 2005 net interest income of $17,799,000 and a net interest margin of 3.85 percent. Although interest rates in 2006 began to level-off and remain steady with an easing of competitive pricing pressures in the market, the Bank’s customers continued to manage their funds more aggressively, choosing higher cost, more rate sensitive products. This shift altered the interest rate risk profile of the Corporation’s balance sheet, effectively eliminating the asset-sensitive position maintained in the past. As a result, net interest margin was compressed during 2006. Earning assets averaged $1,992,289,000 in the fourth quarter of 2006, compared with $1,847,463,000 for the same quarter in 2005. Loans outstanding averaged $1,697,462,000 for the fourth quarter of 2006, compared with $1,582,859,000 for the fourth quarter of 2005. The increase in average loans outstanding was due to an increase in business, commercial real estate and construction loans, partially offset by a decrease in residential mortgages and consumer loans. Interest-bearing liabilities in the fourth quarter of 2006 averaged $1,684,826,000 compared with $1,511,456,000 in the fourth quarter of 2005. Average core deposits, including demand, savings and retail certificates of deposits, in the fourth quarter of 2006 were $1,561,252,000, compared with $1,305,371,000 in the fourth quarter of 2005.

No provision for loan losses was recorded in the fourth quarter of 2006 or the fourth quarter of 2005. Net loan charge-offs were $4,509,000 in the fourth quarter of 2006, compared with $1,878,000 for the fourth quarter of 2005. Non-performing assets increased to $13,101,000 at December 31, 2006, from $5,907,000 at September 30, 2006, and $4,633,000 at December 31, 2005. The increase in both net charge-offs and non-performing assets was due to one business loan relationship totaling $7,997,000 moved to non-accrual status, net of a related $3,626,000 charge-off. The ratio of the allowance for loan losses to loans at December 31, 2006, was 1.80 percent, compared with 2.07 percent at September 30, 2006, and 2.50 percent at December 31, 2005. The ratio of the allowance for loan losses to non-performing loans at December 31, 2006, was 232.5 percent, compared with 604.22 percent at September 30, 2006, and 859.89 at December 31, 2005.

Non-interest income for the fourth quarter of 2006 was $6,530,000, compared with $7,619,000 for the same period in 2005. The most significant reason for this quarter to quarter decrease was a lower level of consumer loan sales and related gains. Gain on the sale of loans was $1,119,000 for the fourth quarter of 2006, compared with $2,402,000 for the fourth quarter of 2005. The decreases of gains on the sale of loans were a result of increased competition and rising interest rates, which caused lower volume in the sale of loans. In addition during the third quarter of 2006, an investor which previously has purchased approximately one-half of the Corporation’s volume of loans significantly reduced loan purchases and notified us of its intent to significantly reduce future purchases of loans. In response to these developments in the market and the resulting negative trend in gains on the sale of loans, the Corporation is evaluating its Consumer Finance Bank segment to develop a clear strategy going forward.

Non-interest expense for the fourth quarter of 2006 was $15,345,000, compared with $15,261,000 for the fourth quarter of 2005. Salary expense was $6,591,000 for the fourth quarter of 2006, compared with $6,726,000 for the fourth quarter of 2005. The decrease in salary expense was largely due to reductions in certain incentive accruals in response to the bank not meeting all of its performance objectives. Employee benefits expense was $2,244,000 for the fourth quarter of 2006, compared with $2,375,000 for the fourth quarter of the previous year. The decrease in employee benefits expense was primarily attributable to a decrease in pension plan expense. Marketing expense in the fourth quarter of 2006 was $632,000 compared to $234,000 for the fourth quarter of the previous year. Marketing expense increased as part of the bank’s overall strategy to grow deposits and loans. Other non-interest expense was $1,668,000 for the fourth quarter of 2006, compared with $1,576,000 for the fourth quarter of 2005. This increase is largely due to higher expenses of the bank’s commercial lending division and reflects, in part, the increase in loan origination activities in 2006.

Additional information relating to the fourth quarter of 2006 and 2005 can be found in Note 19 of the Notes to the Consolidated Financial Statements.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of First Indiana Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Corporation conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2006. KPMG LLP, an independent registered public accounting firm, as auditors of the Corporation’s financial statements, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting as of December 31, 2006, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

First Indiana Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that First Indiana Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Indiana Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that First Indiana Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Indiana Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Indiana Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 2, 2007 expressed an unqualified opinion on those consolidated financial statements.

Indianapolis, Indiana

March 2, 2007

R eport of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

First Indiana Corporation:

We have audited the accompanying consolidated balance sheets of First Indiana Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Indiana Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Indiana Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Indianapolis, Indiana

March 2, 2007

C ONSOLIDATED FINANCIAL STATEMENTS

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Data)	December 31 2006	December 31 2005
Assets
Cash	$53,511	$49,903
Interest-Bearing Due from Banks	6,317	3,151
Federal Funds Sold	41,500	10,000

Cash and Cash Equivalents	101,328	63,054
Securities Available for Sale	262,827	232,976
Other Investments	20,006	26,540
Loans
Business	619,891	545,215
Commercial Real Estate	191,020	167,715
Single-Family Construction	126,916	92,451
Consumer	488,173	499,465
Residential Mortgage	268,687	262,340

Total Loans	1,694,687	1,567,186
Allowance for Loan Losses	(30,463)	(39,168)

Net Loans	1,664,224	1,528,018
Premises and Equipment	27,218	24,272
Accrued Interest Receivable	11,710	10,474
Goodwill	30,682	30,682
Other Intangible Assets	2,864	3,206
Assets of Discontinued Operations	—	1,020
Other Assets	41,254	46,114

Total Assets	$2,162,113	$1,966,356

Liabilities
Non-Interest-Bearing Deposits	$242,975	$268,682
Interest-Bearing Deposits
Demand Deposits	194,878	229,876
Savings Deposits	664,474	489,713
Certificates of Deposit	508,728	461,005

Total Interest-Bearing Deposits	1,368,080	1,180,594

Total Deposits	1,611,055	1,449,276
Short-Term Borrowings	277,888	220,732
Federal Home Loan Bank Advances	19,666	42,365
Subordinated Notes	46,905	46,781
Accrued Interest Payable	2,612	1,830
Advances by Borrowers for Taxes and Insurance	1,265	873
Other Liabilities	20,628	29,057

Total Liabilities	1,980,019	1,790,914

Shareholders’ Equity
Preferred Stock, $.01 Par Value: 2,000,000 Shares Authorized; None Issued	—	—
Common Stock, $.01 Par Value: 33,000,000 Shares Authorized; Issued: 2006 – 20,518,538 Shares; 2005 – 20,284,569 Shares	205	203
Capital Surplus	18,121	16,152
Retained Earnings	225,365	204,089
Accumulated Other Comprehensive Loss	(2,908)	(3,077)
Treasury Stock at Cost: 2006 – 3,750,811 Shares; 2005 – 3,121,165 Shares	(58,689)	(41,925)

Total Shareholders’ Equity	182,094	175,442

Total Liabilities and Shareholders’ Equity	$2,162,113	$1,966,356

See Notes to Consolidated Financial Statements

F IRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31
(Dollars in Thousands, except Per Share Data)	2006	2005	2004
Interest Income
Loans	$119,362	$97,401	$92,216
Securities Available for Sale	9,948	8,387	7,869
Dividends on Other Investments	1,209	1,159	1,170
Federal Funds Sold	847	91	—
Interest-Bearing Due from Banks	353	142	389

Total Interest Income	131,719	107,180	101,644
Interest Expense
Deposits	45,658	25,930	20,433
Short-Term Borrowings	8,988	5,121	1,521
Federal Home Loan Bank Advances	2,013	3,653	6,880
Subordinated Notes	3,366	3,366	3,369

Total Interest Expense	60,025	38,070	32,203

Net Interest Income	71,694	69,110	69,441
Provision for Loan Losses	(1,600)	(3,200)	11,550

Net Interest Income after Provision for Loan Losses	73,294	72,310	57,891
Non-Interest Income
Deposit Charges	16,506	16,760	17,246
Loan Servicing Income (Expense)	—	58	(236)
Loan Fees	1,718	1,818	3,039
Investment Product Sales Commissions	763	581	1,704
Sale of Loans	6,504	10,188	11,538
Sale of Loan Servicing	—	(1,649)	—
Net Investment Securities Loss	—	(813)	(19)
Other	2,393	2,375	3,579

Total Non-Interest Income	27,884	29,318	36,851
Non-Interest Expense
Salaries and Benefits	37,111	37,295	38,813
Net Occupancy	4,029	4,330	3,973
Equipment	6,496	5,368	5,946
Professional Services	3,755	4,118	4,828
Marketing	2,131	2,144	2,135
Telephone, Supplies, and Postage	2,905	3,004	3,429
Other Intangible Asset Amortization	342	696	718
OREO Expenses (Income)	(199)	(94)	1,215
Other	6,060	6,200	8,166

Total Non-Interest Expense	62,630	63,061	69,223

Income from Continuing Operations	38,548	38,567	25,519
Income Taxes	14,252	14,067	9,126

Income from Continuing Operations, Net of Taxes	24,296	24,500	16,393
Discontinued Operations
Income from Discontinued Operations	14,254	1,296	239
Income Taxes	5,601	525	1,954

Income (Loss) from Discontinued Operations, Net of Taxes	8,653	771	(1,715)

Net Income	$32,949	$25,271	$14,678

Basic Earnings (Loss) Per Share
Earnings from Continuing Operations, Net of Taxes	$1.47	$1.43	$0.84
Earnings (Loss) from Discontinued Operations, Net of Taxes	0.52	0.04	(0.09)

Basic Net Earnings Per Share	$1.99	$1.47	$0.75

Diluted Earnings (Loss) Per Share
Earnings from Continuing Operations, Net of Taxes	$1.44	$1.40	$0.83
Earnings (Loss) from Discontinued Operations, Net of Taxes	0.50	0.04	(0.09)

Diluted Net Earnings Per Share	$1.94	$1.44	$0.74

Dividends Per Common Share	$0.800	$0.608	$0.540

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
(Dollars in Thousands, except Per Share Data)	Outstanding Shares	Amount
Balance at December 31, 2003	19,433,433	$216	$46,554	$185,012	$1,756	$(24,644)	$208,894
Comprehensive Income:
Net Income	—	—	—	14,678	—	—	14,678
Unrealized Loss on Securities Available for Sale of $5,202, Net of Income Taxes and Reclassification Adjustment of $(12), Net of Income Taxes	—	—	—	—	(3,154)	—	(3,154)

Total Comprehensive Income							11,524
Dividends on Common Stock – $0.540 per share	—	—	—	(10,569)	—	—	(10,569)
Exercise of Stock Options	216,144	1	2,326	—	—	—	2,327
Redemption of Common Stock	(20,540)	—	(339)	—	—	—	(339)
Tax Benefit of Option Compensation	—	—	398	—	—	—	398
Common Stock Issued under Deferred Compensation Plan	—	—	(58)	—	—	—	(58)
Common Stock Issued under Stock Incentive Plan	3,481	—	49	—	—	—	49
Common Stock to Be Issued under Stock Incentive Plan	—	—	—	70	—	—	70
Common Stock Issued under Restricted Stock Plans	117,188	1	2,411	(2,412)	—	—	—
Common Stock Cancelled under Restricted Stock Plans	(31,140)	—	(498)	498	—	—	—
Amortization of Restricted Common Stock	—	—	—	1,147	—	—	1,147
Purchase and Retirement of Common Stock	(2,162,500)	(17)	(40,884)	—	—	—	(40,901)
Purchase of Treasury Stock	(32,375)	—	—	—	—	(472)	(472)
Reissuance of Treasury Stock	4,788	—	48	—	—	25	73

Balance at December 31, 2004	17,528,479	201	10,007	188,424	(1,398)	(25,091)	172,143

Comprehensive Income:
Net Income	—	—	—	25,271	—	—	25,271
Unrealized Loss on Securities Available for Sale of $3,588 Net of Income Taxes and Reclassification Adjustment of $(488), Net of Income Taxes	—	—	—	—	(1,679)	—	(1,679)

Total Comprehensive Income							23,592
Dividends on Common Stock – $0.608 per share	—	—	—	(10,544)	—	—	(10,544)
Exercise of Stock Options	321,744	2	3,997	—	—	—	3,999
Redemption of Common Stock	(15,075)	—	(344)	—	—	—	(344)
Tax Benefit of Option Compensation	—	—	852	—	—	—	852
Common Stock Issued under Deferred Compensation Plan	—	—	(21)	—	—	—	(21)
Common Stock to Be Issued under Stock Incentive Plans	—	—	—	624	—	—	624
Common Stock Issued under Restricted Stock Plans	14,000	—	289	(289)	—	—	—
Common Stock Cancelled under Restricted Stock Plans	(938)	—	(17)	17	—	—	—
Amortization of Restricted Common Stock	—	—	1,353	586	—	—	1,939
Purchase and Retirement of Common Stock	—	—	(23)	—	—	—	(23)
Purchase of Treasury Stock	(689,536)	—	—	—	—	(16,859)	(16,859)
Reissuance of Treasury Stock	4,730	—	59	—	—	25	84

Balance at December 31, 2005	17,163,404	203	16,152	204,089	(3,077)	(41,925)	175,442

Comprehensive Income:
Net Income	—	—	—	32,949	—	—	32,949
Unrealized Gain on Securities Available for Sale of $1,503 Net of Income Taxes and Reclassification Adjustment of $0, Net of Income Taxes	—	—	—	—	908	—	908
Gains or Losses and Prior Service Costs or Credits, Net of
Income Taxes Not Recognized as Components of Net Periodic Benefit Cost Upon Adoption of SFAS 158	—	—	—	—	(739)	—	(739)

Total Comprehensive Income							33,118
Dividends on Common Stock - $0.800 per share	—	—	—	(13,409)	—	—	(13,409)
Exercise of Stock Options	160,902	1	1,970	—	—	—	1,971
Purchase of Vested Stock Options	—	—	(52)	—	—	—	(52)
Redemption of Common Stock	(21,052)	—	(536)	—	—	—	(536)
Payment for Fractional Shares	(389)	—	(11)	—	—	—	(11)
Tax Benefit of Option Compensation	—	—	742	—	—	—	742
Common Stock Issued under Deferred Compensation Plan	—	—	(44)	—	—	—	(44)
Common Stock to Be Issued under Stock Incentive Plans	—	—	1,011	(695)	—	—	316
Common Stock Issued under Restricted Stock Plans	116,094	1	—	—	—	—	1
Common Stock Cancelled under Restricted Stock Plans	(21,586)	—	—	—	—	—	—
Amortization of Restricted Common Stock	—	—	(1,366)	2,431	—	—	1,065
Amortization of Stock Options	—	—	253	—	—	—	253
Purchase of Treasury Stock	(629,756)	—	—	—	—	(16,765)	(16,765)
Reissuance of Treasury Stock	110	—	2	—	—	1	3

Balance at December 31, 2006	16,767,727	$205	$18,121	$225,365	$(2,908)	$(58,689)	$182,094

See Notes to Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
(Dollars in Thousands)	2006	2005	2004
Cash Flows from Operating Activities
Net Income	$32,949	$25,271	$14,678
Income (Loss) from Discontinued Operations, Net of Taxes	8,653	771	(1,715)

Income from Continuing Operations, Net of Taxes	24,296	24,500	16,393
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Gain on Sale of Loans, Investments, Premises and Equipment, and Mortgage Servicing Assets, Net	(5,621)	(7,317)	(11,943)
Amortization of Premium, Discount, and Intangibles, Net	1,378	3,468	2,982
Stock Option Expense	253	—	—
Depreciation and Amortization of Premises and Equipment	2,539	2,664	2,655
Amortization of Net Deferred Loan Fees	1,313	2,684	1,737
Provision for Loan Losses	(1,600)	(3,200)	11,550
Origination of Loans Held for Sale, Net of Principal Collected	(259,488)	(327,845)	(322,393)
Proceeds from Sale of Loans Held for Sale	274,094	348,735	493,416
Proceeds from Sale of Loan Servicing Assets	—	2,392	—
Stock Compensation	316	624	119
Change in:
Accrued Interest Receivable	(1,236)	(2,280)	1,159
Other Assets	3,241	(1,505)	5,685
Accrued Interest Payable	782	12	(338)
Other Liabilities	(8,429)	(7)	188
Operating Cash Flows of Discontinued Operations	(381)	781	5,437

Net Cash Provided by Operating Activities	31,457	43,706	206,647

Cash Flows from Investing Activities
Proceeds from Sale of Securities Available for Sale	—	36,164	20,280
Proceeds from Maturities of Securities Available for Sale	36,287	89,263	38,029
Purchase of Securities Available for Sale	(64,621)	(144,966)	(65,000)
Sale of Other Investments	6,534	—	—
Principal Collected on Loans, Net of Originations	(138,028)	(100,290)	166,865
Proceeds from Sale of Loans and OREO	3,917	11,745	18,071
Purchase of Loans	(9,476)	—	(41,813)
Acquisition of MetroBanCorp, Net of Cash Acquired	—	—	(8)
Investment in Limited Partnership	(125)	(571)	(572)
Investment in Bank-Owned Life Insurance	—	(6,300)	—
Purchase of Premises and Equipment	(6,368)	(2,839)	(3,583)
Proceeds from Sale of Premises and Equipment	—	3	799
Investing Cash Flows of Discontinued Operations	10,054	(35)	(185)

Net Cash Provided (Used) by Investing Activities	(161,826)	(117,826)	132,883

Cash Flows from Financing Activities
Net Change in Deposits	161,894	78,772	(118,988)
Net Change in Short-Term Borrowings	57,156	58,524	15,134
Net Change in Advances by Borrowers for Taxes and Insurance	392	(302)	(358)
Repayment of Federal Home Loan Bank Advances	(280,767)	(887,790)	(563,130)
Borrowings of Federal Home Loan Bank Advances	258,068	815,675	412,200
Tax Benefit of Option Compensation	742	852	398
Stock Option Proceeds	1,435	3,655	1,988
Restricted Shares Issued	1	—	—
Deferred Compensation	(44)	(21)	(58)
Purchase of Common Stock	—	(23)	(40,901)
Purchase of Treasury Stock	(16,765)	(16,859)	(472)
Purchase of Vested Stock Options	(52)	—	—
Payment of Fractional Shares	(11)	—	—
Reissuance of Treasury Stock	3	84	73
Dividends Paid	(13,409)	(10,544)	(10,569)

Net Cash Provided (Used) by Financing Activities	168,643	42,023	(304,683)

Net Change in Cash and Cash Equivalents	38,274	(32,097)	34,847
Cash and Cash Equivalents at Beginning of Year	63,054	95,151	60,304

Cash and Cash Equivalents at End of Period	$101,328	$63,054	$95,151

See Notes to Consolidated Financial Statements

F IRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Operations and Summary of Significant Accounting Policies

First Indiana Corporation (“First Indiana” or the “Corporation”) is a bank holding company, which has elected to be a financial holding company. First Indiana Bank, N.A. and its subsidiaries (collectively the “Bank”), the principal asset of the Corporation, is a federally chartered national bank insured by the Federal Deposit Insurance Corporation. First Indiana is the largest commercial bank or bank holding company based in Indianapolis. The Bank is engaged primarily in the business of attracting deposits from the general public and originating commercial and consumer loans. The Bank offers a full range of banking services from 32 banking centers located throughout Central Indiana. In addition, the Bank has consumer loan offices in Indiana, Florida, Illinois, and Ohio.

On December 8, 2006, the Corporation formed First Indiana Capital Corporation (“FICC”), a wholly-owned subsidiary of the Corporation. In addition on January 3, 2006, the Corporation and the Bank sold the assets related to its trust business, and on October 25, 2004, First Indiana Corporation sold substantially all the assets of Somerset Financial. FICC, both sales and the related accounting are more fully described in Note 2.

In the fourth quarter of 2006, the Bank established First Indiana Mortgage, LLC (“First Indiana Mortgage”), a joint venture with Wells Fargo Mortgage. First Indiana Mortgage operates within the Indianapolis marketplace, utilizing selected branch offices, and offers mortgage lending products to customers.

The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America. The more significant policies are summarized below.

(A) Basis of Financial Statement Presentation. The Consolidated Financial Statements include the accounts of the Corporation and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the amounts reported for assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, goodwill, and the valuation allowance for deferred taxes.

The Corporation is a variable interest holder in First Indiana Mortgage. The Corporation does not have a controlling financial interest or have enough equity at risk for First Indiana Mortgage to finance its activities without additional subordinated financial support from Wells Fargo Mortgage. The Corporation’s variable interest arises from contractual, ownership or other monetary interests in First Indiana Mortgage, which change with fluctuations in its net asset value. The Corporation does not consolidate First Indiana Mortgage, since it is not the primary beneficiary and will not absorb a majority of the expected losses, nor receive a majority of the expected residual returns, or both. First Indiana Mortgage is presented using the equity method of accounting and is included in other assets in the Consolidated Financial Statements.

Certain amounts in the 2005 and 2004 Consolidated Financial Statements have been reclassified to conform to the current year presentation.

All share and per share data has been restated to reflect the five-for-four stock split declared on January 18, 2006.

(B) Revision of 2004 Statement of Cash Flows. The Corporation has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations, which in the 2004 Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Cash Flows was originally reported on a combined basis with cash flows from continuing operations within operating activities. There were no financing portions of cash flows attributable to discontinued operations in any year presented.

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

As a member of the Federal Home Loan Bank of Indianapolis (“FHLB”) and the Federal Reserve Bank (“FRB”), the Bank is required to own shares of capital stock in the FHLB and the FRB. FHLB stock and FRB stock are carried at their cost since they are restricted investment securities. In connection with the formation of First Indiana Capital Trust I (“Trust I”) and First Indiana Capital Statutory Trust II (“Trust II”), Trust I and Trust II issued Common Securities to the Corporation. The Common Securities are carried at their cost, since they are restricted investment securities.

Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as available for sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

(E) Loans. Loans originated for portfolio are recorded at cost, with any discount or premium amortized to maturity using the level-yield method. Loans are generally placed on non-accrual status when payments of principal or interest become 90 days or more past due, or earlier when an analysis of a borrower’s creditworthiness indicates that payments could become past due, unless the loan is in process of collection and secured. Interest income on such loans is recognized only to the extent that cash is received and where future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the opinion of management, the loans are estimated to be fully collectible.

(F) Home Equity and Mortgage Loan Commitment and Origination Activities. The Bank issues commitments to originate residential mortgage loans for sale into the secondary market. These commitments are designated as free-standing derivatives and net changes in their fair value are recorded as either assets or liabilities on the balance sheet and income or expense in current earnings. At the time the Bank issues these commitments, it may enter into a mandatory agreement to sell residential mortgage loans of similar interest rates and loan terms. These mandatory agreements to sell are also designated as free-standing derivatives and are accounted for as described above. The Bank does not include the expected future cash flows related to the associated servicing of the loan, nor does it consider any other internally-developed intangible assets in accounting for these derivatives. While the Bank’s objective for entering into these two types of derivatives is to lock in a gain on the sale of the resulting residential loans, there is no attempt by the Bank to qualify these derivatives for hedge accounting treatment. At December 31, 2006, First Indiana had $43,000 in commitments to originate residential mortgage loans for sale and held no mandatory commitments to sell residential mortgage loans.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(J) Premises and Equipment. Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the various classes of assets. Estimated useful lives for the various asset classes are generally as follows: buildings, 40 years; leasehold improvements, the lesser of the remaining lease term or 10 years; furniture, fixtures and equipment, 10 years; computer equipment, 3 years; and computer software, 3 years.

(K) Other Real Estate Owned. Other real estate owned (“OREO”) is generally acquired by deed in lieu of foreclosure and is initially recorded at the lower of cost or fair market value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, OREO is carried at the lower of cost or fair value. The initial OREO write-down, if required, is charged against the allowance for loan losses, with subsequent write-downs charged to OREO expense. A review of OREO properties occurs in conjunction with the review of the loan portfolios. As of December 31, 2006 and 2005, the balance of OREO included in other assets was $25,000 and $78,000, respectively.

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. First Indiana files consolidated federal and Indiana income tax returns.

(N) Earnings Per Share. The following table presents the calculation of basic and diluted earnings per share.

	Twelve Months Ended December 31
(Dollars in Thousands, Except Per Share Data)	2006	2005	2004
Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes (Numerator)	$24,296	$24,500	$16,393

Average Basic Shares Outstanding (Denominator)	16,555,127	17,158,145	19,484,426

Basic Earnings Per Share, Income from Continuing Operations, Net of Taxes	$1.47	$1.43	$0.84

Diluted Earnings Per Share
Income From Continuing Operations, Net of Taxes (Numerator)	$24,296	$24,500	$16,393

Average Basic Shares Outstanding	16,555,127	17,158,145	19,484,426
Add: Dilutive Effect of Stock Options, Deferred Shares and Restricted Stock	421,984	391,818	251,026

Average Diluted Shares Outstanding (Denominator)	16,977,111	17,549,963	19,735,452

Diluted Earnings Per Share, Income from Continuing Operations, Net of Taxes	$1.44	$1.40	$0.83

Options to purchase shares not included in the computation of diluted net income per share because the options’ price was greater than the average market price of the common shares (anti-dilutive option shares)	—	—	—

(O) Comprehensive Income. Comprehensive income is the total of net income and all non-owner changes in shareholders’ equity.

(P) Recent Accounting Pronouncements. In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R)”. First Indiana maintains supplemental defined benefit pension, medical, dental, and life insurance plans for certain of its senior officers and board members.

Under SFAS 158, the Corporation is required to:

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

First Indiana adopted SFAS 158 on December 31, 2006. For disclosure information required by this statement, see Note 15 of the “Notes to Consolidated Financial Statements.”

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance regarding the process of quantifying financial statement misstatements. In order to halt the current diversity in practice, SAB 108 recommends that registrants should quantify errors using both a balance sheet method (the “iron curtain” approach) and an income statement method (the “rollover” approach). The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement, while ignoring the carryover effects of prior year misstatements. SAB 108 requires that companies quantify an error under both rollover and iron curtain approaches and by evaluating the materiality of the error measured under each approach. If deemed material, companies would be required to adjust their financial statements. SAB 108 is effective for the fiscal year ending after November 15, 2006. The Corporation adopted SAB 108 in the fourth quarter of 2006 with no material impact to First Indiana’s financial condition, results of operations, or cash flows.

(Q) Stock-Based Compensation. Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock options, restricted stock and deferred stock rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Corporation has elected the modified prospective application and, as a result, has recorded $1,118,000 in expense, net of related income tax benefits of $568,000, related to vested stock options, restricted stock and deferred stock awards, less estimated forfeitures, for the twelve months ended December 31, 2006.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

First Indiana issues several types of stock-based compensation awards that are described more fully in Note 15 of the “Notes to Consolidated Financial Statements.” Prior to adoption of SFAS 123 (R), First Indiana accounted for these awards under recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Accordingly, no stock-based employee compensation cost was recognized in respect to stock option grants under the plans, except for deferred compensation expense in connection with certain Somerset Financial options that were being amortized over the life of the respective options. Amortization expense relating to restricted stock grants was recognized in each period presented as the restricted stock grants vest. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to stock-based employee compensation.

	Twelve Months Ended December 31
(Dollars in Thousands, Except Per Share Data)	2005	2004
Net Income, As Reported	$25,271	$14,678
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,612	655
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,081)	(521)

Pro Forma Net Income	$25,802	$14,812

Basic Earnings Per Share
As Reported	$1.47	$0.75
Pro Forma	1.50	0.76
Diluted Earnings Per Share
As Reported	$1.44	$0.74
Pro Forma	1.47	0.75

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

The fair value of each option at the date of grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004: dividend yield of 3.0 percent; expected volatility of 23.0 percent; weighted average risk-free interest rate of 4.4 percent; and expected lives of seven years. No options were granted in 2005.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Results of operations for Trust were as follows.

(Dollars in Thousands)	Years Ended December 31
	2005	2004
Non-Interest Income
Trust Fees	$3,736	$3,584

Total Non-Interest Income	3,736	3,584

Non-Interest Expense
Salaries and Benefits	1,612	1,495
Net Occupancy	153	116
Equipment	46	51
Professional Services	400	353
Marketing	—	5
Telephone, Supplies, and Postage	39	46
Other	190	189

Total Non-Interest Expense	2,440	2,255

Income before Tax	1,296	1,329
Income Tax	525	539

Net Income	$771	$790

The following is condensed balance sheet information for Trust.

(Dollars in Thousands)	December 31 2005
Assets
Premises and Equipment	$165
Other Assets	855

Total Assets	$1,020

On October 25, 2004, First Indiana Corporation sold substantially all the assets of Somerset Financial Services, LLC (“Somerset Financial”), to Somerset CPAs, P.C. Somerset Financial is a subsidiary of the Corporation and represented a majority of the operations of The Somerset Group, Inc., which was acquired by the Corporation in September, 2000. Somerset CPAs was formed by a management group from Somerset

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial and assumed substantially all the liabilities of Somerset Financial. The sales price was $6,000,000 excluding $5,405,000 of existing cash at Somerset Financial which was paid to the Corporation as a distribution before the sale. Somerset Financial has been presented as discontinued operations, and the results of operations and cash flows have been disclosed separately in the 2004 Consolidated Statements of Earnings, Cash Flows, and Notes to Consolidated Financial Statements. The 2004 net of tax loss of $2,505,000 from discontinued operations includes a $1,852,000 goodwill impairment loss and $300,000 in costs incurred to sell the business. As the original acquisition of the Somerset Group, Inc. was a tax-free exchange, the goodwill resulting from the transaction was assigned a tax-basis of zero. As the sale resulted in a taxable gain, the Corporation did not record a tax benefit for the goodwill impairment charge. The Corporation recorded tax expense associated with the sale of approximately $981,000 when the transaction closed. Prior to the announced sale, Somerset Financial Services, LLC was included in the Somerset Financial operating segment.

Results of operations for Somerset Financial Services, LLC were as follows.

(Dollars in Thousands)	Year Ended December 31, 2004
Non-Interest Income
Somerset Fees	$10,408
Loss on Sale of Fixed Assets	(2)

Total Non-Interest Income	10,406

Non-Interest Expense
Salaries and Benefits	7,342
Net Occupancy	610
Equipment	375
Professional Services	528
Marketing	139
Telephone, Supplies, and Postage	234
Goodwill Impairment Loss	1,852
Other	416

Total Non-Interest Expense	11,496

Income (Loss) before Tax	(1,090)
Income Tax	1,415

Net Income (Loss)	$(2,505)

(3) Loan Servicing Rights, Goodwill, and Other Intangible Assets

The following table shows the change in the carrying amount of capitalized loan servicing rights. In March 2005, the Bank sold its servicing rights and recognized a net loss of $1,649,000.

	Years Ended December 31
(Dollars in Thousands)	2005	2004
Balance at Beginning of Period	$4,260	$5,985
Additions	—	431
Amortization of Servicing Rights	(421)	(1,780)
Sale of Servicing Rights	(3,878)	—
Change in Valuation Reserves	39	(376)

Balance at End of Period	$—	$4,260

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the changes in the valuation allowance for loan servicing rights for the years ended December 31, 2005 and 2004.

(Dollars in Thousands)	Years Ended December 31
	2005	2004
Balance at Beginning of Period	$3,291	$2,915
Net Additions (Reductions)	(3,291)	376

Balance at End of Period	$—	$3,291

The Corporation had no loans serviced for others at December 31, 2006 and December 31, 2005. Consumer loans serviced for others amounted to $225,467,000 at December 31, 2004. Residential loans serviced for others amounted to $95,527,000 at December 31, 2004.

The estimated fair value of loan servicing rights was $4,931,000 at December 31, 2004.

Goodwill at December 31, 2006 and 2005, was $30,682,000 all of which was assigned to the community bank segment.

The following tables summarize the carrying amount of other intangible assets at December 31, 2006 and 2005.

(Dollars in Thousands)	Core Deposit Intangible	Non-compete Agreement Intangible	Total
Gross Carrying Amount	$4,357	$1,000	$5,357
Less: Accumulated Amortization	(1,493)	(1,000)	(2,493)

Net Carrying Amount as of December 31, 2006	$2,864	$—	$2,864

Amortization recognized in 2006	$342	$—	$342

Gross Carrying Amount	$4,357	$1,000	$5,357
Less: Accumulated Amortization	(1,151)	(1,000)	(2,151)

Net Carrying Amount as of December 31, 2005	$3,206	$—	$3,206

Amortization recognized in 2005	$363	$333	$696

Projected annual intangible amortization for the years 2007 through 2011 is $321,000, $300,000, $280,000, $260,000, and $239,000, respectively.

(4) Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale and the related unrealized gains and losses were as follows.

	December 31, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized		Fair Value (Book Value)	Amortized Cost	Gross Unrealized		Fair Value (Book Value)
(Dollars in Thousands)		Gains	Losses			Gains	Losses
U.S. Government Treasuries, Agencies & Other	$207,530	$4	$1,523	$206,011	$165,660	$—	$2,199	$163,461
Mortgage-Backed Securities
FHLMC	44,240	32	1,580	42,692	53,982	87	2,238	51,831
FNMA	14,644	13	533	14,124	18,423	36	776	17,684

Total	$266,414	$49	$3,636	$262,827	$238,065	$123	$5,213	$232,976

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities totaling $262,827,000 were pledged as collateral for repurchase agreements, the Federal Reserve Bank discount window line of credit and the treasury, tax, and loan account on December 31, 2006.

The maturity distribution of debt securities is shown below. The distribution of mortgage-backed securities is based on average expected maturities. Actual maturities might differ because issuers may have the right to call or prepay obligations.

	December 31, 2006
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in one year or less	$117,672	$117,307
Due after one year through five years	136,888	134,106
Due after five years through ten years	11,606	11,167
Due after ten years	248	247

Total	$266,414	$262,827

Realized gains and losses related to securities available for sale for each of the three years ended December 31 were as follows.

(Dollars in Thousands)	2006	2005	2004
Realized Gains	$—	$—	$280
Realized Losses	—	(813)	—
Other-Than-Temporary Impairment Losses	—	—	(299)

Net Investment Securities Gains (Losses)	$—	$(813)	$(19)

Other-than-temporary impairment losses of $299,000 were recognized in 2004 on the Bank’s holdings of Fannie Mae and Freddie Mac preferred stock. This preferred stock was sold in the first quarter of 2005 at an additional loss of $9,000.

For securities with unrealized losses at December 31, 2006 and December 31, 2005, the following schedules identify the length of time (in consecutive months) these securities’ fair values had been below their amortized cost.

	Less than 12 Months		12 Months or Longer		Total
December 31, 2006 (Dollars in Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. Government Treasuries, Agencies & Other	$39,228	$29	$153,252	$1,494	$192,480	$1,523	19
Mortgage-Backed Securities
FHLMC	—	—	41,267	1,580	41,267	1,580	9
FNMA	89	1	13,382	532	13,471	533	11

Total	$39,317	$30	$207,901	$3,606	$247,218	$3,636	39

December 31, 2005 (Dollars in Thousands)
U.S. Government Treasuries, Agencies & Other	$133,659	$1,260	$29,802	$939	$163,461	$2,199	17
Mortgage-Backed Securities
FHLMC	11,383	272	37,929	1,966	49,312	2,238	9
FNMA	2,132	7	14,425	769	16,557	776	12

Total	$147,174	$1,539	$82,156	$3,674	$229,330	$5,213	38

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Government Treasuries, Agencies & Other. The unrealized losses on the Corporation’s investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle these securities at a price less than the face amount of the investment. Because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2006 or 2005.

Federal Agency Mortgage-Backed Securities. The unrealized losses on the Corporation’s investments in federal agency mortgage-backed securities were caused by interest rate increases. The Corporation purchased these investments at both premiums and discounts relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the face amount of the Corporation’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2006 or 2005.

(5) Other Investments

Included in other investments are Federal Reserve Bank stock, Federal Home Loan Bank stock, and Common Securities in the Corporation’s grantor trusts: First Indiana Capital Trust I and First Indiana Capital Statutory Trust II. The Bank is required by the Federal Reserve Board to own shares of FRB stock. FRB stock, which is a restricted investment security, is carried at its cost. In addition, as a member of the Federal Home Loan Bank of Indianapolis, the Bank is required to own shares of capital stock in the FHLB. FHLB stock is carried at its cost, since it is a restricted investment security. The Bank is required to hold FHLB stock with the value of approximately $5,949,000. The Corporation’s holdings in FHLB stock are redeemable only upon five years’ notice to the FHLB. In connection with the formation of the capital trusts, Trust I and Trust II issued Common Securities to the Corporation. The Common Securities for each trust are carried at their cost since they are restricted investment securities. The Common Securities are not redeemable until the related subordinated notes are redeemed (according to the subordinated note terms).

The composition of other investments is summarized as follows.

(Dollars in Thousands)	December 31
	2006	2005
FRB Stock	$1,110	$1,110
FHLB Stock	18,152	24,686
Capital Trusts Common Securities	744	744

	$20,006	$26,540

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Loans

The composition of loans is summarized as follows.

	December 31
(Dollars in Thousands)	2006	2005
Commercial Loans
Business Loans	$619,891	$545,215
Commercial Real Estate Loans	191,020	167,715
Single-Family Construction Loans	126,916	92,451
Consumer Loans
Home Equity Loans	475,160	485,111
Other Consumer Loans	13,013	14,354
Residential Mortgage Loans	268,687	262,340

	$1,694,687	$1,567,186

Loans were net of deferred costs and net unearned discounts of $5,726,000 and $6,041,000 at December 31, 2006 and 2005, respectively.

The weighted average yield on loans was 7.45 percent and 6.93 percent at December 31, 2006 and 2005, respectively.

Home equity loans totaling $256,906,000 and $328,515,000 were sold in 2006 and 2005, respectively. The Bank had $24,646,000 and $32,342,000 in home equity loans held for sale at December 31, 2006 and 2005, respectively. The Bank sold $10,684,000 and $10,051,000 of residential loans in 2006 and 2005, respectively. In addition, the Corporation sold $3,917,000 and $5,893,000 of non-performing residential and home equity loans in 2006 and 2005, respectively, and sold $3,925,000 of non-performing commercial loans in 2005.

During 2006 and 2005, the Bank transferred $25,000 and $683,000, respectively, from loans to other real estate owned.

The geographic distribution of loans at December 31, 2006, is presented below.

Location	Percent
Indiana	72%
Contiguous States	6
California	3
Florida	3
Arizona	2
Other States (less than 3%)	14

Total	100%

The Bank makes the following types of consumer loans which have concentrations of credit risk: sub-prime loans, high loan-to-value (“LTV”) loans, and interest-only loans. All of these loans are secured by mortgages on one-to-four family residential real estate and are diversified geographically. The Bank classifies a loan as a sub-prime loan based on the credit characteristics of the borrower. A high LTV loan is identified as a loan with a LTV ratio greater than 90 percent that is not classified as a sub- prime loan. An interest-only loan is a 3-1 ARM

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that pays only interest for the first three years or a 5-1 ARM that pays only interest for the first five years. Following the interest-only period the loan converts to an amortizing loan. Interest-only loans are underwritten at the time of application based on the amortizing payment amount. The following table provides information on the loans outstanding and the Bank’s total credit exposure for each of the three types of loans.

	December 31
	2006		2005
(Dollars in Thousands)	Balance	Total Exposure	Balance	Total Exposure
Sub-Prime
Closed-End
Fixed-Rate	$27,683	$27,683	$29,877	$29,877
ARM	3,215	3,215	2,679	2,679
Interest Only	2,015	2,015	1,197	1,197

	32,913	32,913	33,753	33,753
Open-End	14,761	20,143	23,730	30,758

	$47,674	$53,056	$57,483	$64,511

High Loan-to-Value	$76,519	$83,013	$87,329	$94,816
Interest-Only	98,937	98,937	81,693	81,693

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

Information relating to the Bank’s impaired loans is outlined in the tables below.

	December 31
(Dollars in Thousands)	2006	2005
Impaired Loans with Related Specific Allowance	$482	$—
Impaired Loans with No Related Specific Allowance	9,152	1,045

Total Impaired Loans	$9,634	$1,045

Specific Allowance on Impaired Loans	$336	$—

	Years Ended December 31
(Dollars in Thousands)	2006	2005	2004
Average Balance of Impaired Loans	$1,368	$6,181	$14,648
Interest Income Recognized on Impaired Loans	1,287	311	1,200

Non-accrual loans totaled $11,409,000 on December 31, 2006, and $3,404,000 on December 31, 2005. Loans past due 90 days or more and still accruing interest totaled $1,667,000 on December 31, 2006, and $1,151,000 on December 31, 2005.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three years ended December 31, 2006, follows.

(Dollars in Thousands)	2006	2005	2004
Balance at Beginning of Year	$39,168	$53,172	$53,197
Charge-Offs	(10,790)	(14,158)	(17,526)
Recoveries	3,685	3,354	5,951

Net Charge-Offs	(7,105)	(10,804)	(11,575)
Provision for Loan Losses	(1,600)	(3,200)	11,550

Balance at End of Year	$30,463	$39,168	$53,172

(8) Premises and Equipment

	December 31
(Dollars in Thousands)	2006	2005
Land	$7,894	$6,978
Buildings	16,447	14,105
Leasehold Improvements	1,386	1,366
Furniture and Equipment	22,022	21,296

	47,749	43,745
Accumulated Depreciation	(20,531)	(19,473)

	$27,218	$24,272

(9) Interest-Bearing Deposits

	December 31
(Dollars in Thousands)	2006	2005
Interest-Bearing Demand	$194,878	$229,876
Savings	664,474	489,713
Certificates of Deposit under $100,000	349,239	285,205
Certificates of Deposit $100,000 or Greater	159,489	175,800

	$1,368,080	$1,180,594

Following is a table of maturities for certificates of deposit outstanding at December 31, 2006.

(Dollars in Thousands)	Amount
2007	$405,144
2008	68,433
2009	24,290
2010	8,662
2011	2,096
Thereafter	103

$508,728

Cash paid during the year for interest on deposits, advances, and other borrowed money was $59,243,000, $38,058,000, and $32,541,000 for 2006, 2005, and 2004, respectively.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) Short-Term Borrowings

Federal funds purchased and securities sold under agreements to repurchase are classified as short-term borrowings. All of the Bank’s short-term borrowings at December 31, 2006 and December 31, 2005 were repurchase agreements. Repurchase agreements represent an indebtedness of the Bank secured by securities available for sale issued by (or fully guaranteed as to principal and interest by) the United States or an agency of the United States. All agreements represent obligations to repurchase the same securities at maturity. These securities are under the Bank’s control. All of the repurchase agreements outstanding at December 31, 2006 had contractual maturities of one day. The amount of securities pledged for repurchase agreements at December 31, 2006 was $254,641,000.

Following is a summary of repurchase agreement borrowings for each of the three years ended December 31.

(Dollars in Thousands)	2006	2005	2004
Balance at Year-End	$277,888	$220,732	$162,208
Average During the Year	201,034	159,755	119,863
Maximum Month-End Balance	277,888	220,732	162,208
Weighted Average Rate During the Year	4.05%	2.70%	1.15%
Weighted Average Rate at Year-End	4.08	3.39	1.68

At December 31, 2006, the Bank had $130,000,000 in unused lines of credit available from financial institutions for borrowing federal funds. There are no fees associated with these lines. In addition, at December 31, 2006, the Corporation had a $10,000,000 unused revolving line of credit on which it paid $16,000 in fees in 2006.

(11) Federal Home Loan Bank Advances and Subordinated Debt

Each Federal Home Loan Bank is authorized to make advances to its member institutions, subject to their regulations and limitations. Scheduled principal repayments of FHLB advances outstanding at December 31, 2006, were as follows.

(Dollars in Thousands)	Amount
2007	$—
2008	10,000
2009	—
2010	—
2011	—
Thereafter	9,666

$19,666

FHLB advances outstanding at December 31, 2006, mature from January 2008 through April 2026. Of the $19,666,000 in advances, the FHLB has the option to require the Bank to repay $10,000,000 at certain designated dates. The advances bear fixed rates ranging from 3.50 percent to 6.24 percent. The weighted average interest rate at December 31, 2006 and 2005 was 5.39 percent and 4.84 percent, respectively. The FHLB advances are collateralized with FHLB stock and other qualifying assets totaling $453,715,000. As of December 31, 2006 and 2005, the Bank’s FHLB advances were backed by sufficient collateral. Additionally, the Bank maintains an unused $10,000,000 line of credit with the FHLB.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of subordinated debt at December 31.

(Dollars in Thousands)	2006	2005
Subordinated Notes due November 2013	$22,268	$22,234
Subordinated Notes due October 2032	12,337	12,295
Subordinated Notes due June 2033	12,300	12,252

	$46,905	$46,781

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

The trust preferred securities qualify as Tier 1 capital of the Corporation for regulatory capital purposes. The Corporation formed statutory trusts for the purpose of issuing trust preferred securities. In December 2003, FASB issued a revision of FIN 46 that required the deconsolidation of these statutory trusts. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve issued a proposal to allow the continued inclusion of trust preferred securities in Tier 1 capital. However, there can be no assurance that the Federal Reserve will continue to allow institutions to continue to include trust preferred securities in Tier 1 capital. At December 31, 2006 and 2005, the balance of trust preferred securities, net of discount, was $24,637,000 and $24,547,000, respectively.

(12) Income Taxes

Income tax expense attributable to earnings from continuing operations consists of the following.

(Dollars in Thousands)	Current	Deferred	Total
Year Ended December 31, 2006
Federal	$11,035	$1,238	$12,273
State and Local	1,596	383	1,979

	$12,631	$1,621	$14,252

Year Ended December 31, 2005
Federal	$7,221	$7,186	$14,407
State and Local	(517)	177	(340)

	$6,704	$7,363	$14,067

Year Ended December 31, 2004
Federal	$9,462	$(862)	$8,600
State and Local	465	61	526

	$9,927	$(801)	$9,126

The effective income tax rate for continuing operations differs from the statutory federal corporate tax rate as follows.

	Years Ended December 31
	2006	2005	2004
Statutory Rate	35.0%	35.0%	35.0%
State Income Taxes	3.7	1.6	1.3
Nondeductible Expenses	0.3	0.2	0.8
Tax Credits	(0.4)	(0.3)	(0.8)
Net Other	(1.6)	—	(0.5)

Effective Rate	37.0%	36.5%	35.8%

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

	December 31
(Dollars in Thousands)	2006	2005
Deferred Tax Assets
Allowance for Loan Losses	$12,129	$15,261
Pension and Retirement Benefits	4,692	3,785
Interest Credited	244	144
Accrued Compensation	1,604	1,203
Loans Held for Sale	273	396
Non-Accrual of Interest	181	45
Deposits	—	44
Unrealized Loss on Investments	1,419	2,012
Adoption of SFAS158	448	—
State Net Operating Loss Carry Forwards	156	588
Other	6	6

	21,152	23,484

Deferred Tax Liabilities
FHLB Stock Dividends	1,420	1,377
Net Deferred Loan Fees	2,536	2,630
Core Deposit Intangible	1,138	1,235
Premises and Equipment	54	299
Other	52	225

	5,200	5,766

Net Deferred Tax Assets	$15,952	$17,718

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. Included in the deferred tax asset as of December 31, 2006, are Indiana net operating loss carry forwards that will expire in 2018.

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

Cash paid during the year for income taxes was $22,649,000, $7,512,000, and $5,470,000, for 2006, 2005, and 2004, respectively.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13) Shareholders’ Equity, Regulatory Capital, and Dividend Restrictions

The Board of Directors has authorized the repurchase from time to time of the Corporation’s common stock. The program in effect in the first quarter of 2005 provided for the repurchase of up to 937,500 outstanding shares of the Corporation’s common stock. In the first quarter of 2006, 429,756 shares were repurchased under this authorization. On April 19, 2006, the Corporation announced that its Board of Directors had on that date approved the repurchase, from time to time, on the open market of up to 1,000,000 outstanding shares of the Corporation’s common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board’s authorization has no expiration date. In 2006, 200,000 shares were repurchased under the April, 2006 authorization.

In 2006 and 2005 Shareholders’ equity was reduced by the Corporation’s purchase of shares of its common stock on the open market for $16,765,000 and $16,859,000, respectively. In December 2004, the Corporation purchased and retired 2,162,500 of its common shares, or approximately 11.0 percent of shares outstanding, at $18.80 per share pursuant to a self-tender offer, reducing shareholders’ equity by $40,901,000.

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Federal Deposit Insurance Corporation Improvement Act of 1999 (“FDICIA”) established ratios and guidelines for banks to be considered “well-capitalized.” The Bank exceeds the capital levels set by FDICIA to be considered well-capitalized. The following tables show the Corporation’s and the Bank’s compliance with all capital requirements at December 31, 2006, and December 31, 2005.

	December 31, 2006
	Actual		Minimum Capital Adequacy		To be Well-Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$175,348	8.43%	$83,209	4.00%	N/A	N/A
First Indiana Bank, N.A.	177,836	8.56	83,089	4.00	$103,862	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$175,348	10.56%	$66,412	4.00%	N/A	N/A
First Indiana Bank, N.A.	177,836	10.74	66,256	4.00	$99,384	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$218,496	13.16%	$132,824	8.00%	N/A	N/A
First Indiana Bank, N.A.	198,667	11.99	132,511	8.00	$165,639	10.00%

	December 31, 2005
	Actual		Minimum Capital Adequacy		To be Well-Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$168,434	8.70%	$77,401	4.00%	N/A	N/A
First Indiana Bank, N.A.	182,509	9.45	77,283	4.00	$96,604	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$168,434	10.78%	$62,495	4.00%	N/A	N/A
First Indiana Bank, N.A.	182,509	11.70	62,371	4.00	$93,556	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$210,446	13.47%	$124,990	8.00%	N/A	N/A
First Indiana Bank, N.A.	202,248	12.97	124,742	8.00	$155,927	10.00%

The Corporation is not subject to any bank regulatory restrictions on the payment of dividends to its shareholders although Federal Reserve Board policy and capital maintenance requirements may impose practical limits on the amount of dividends that can be paid. However, applicable laws and regulations limit the amount of dividends the Bank may pay. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Bank Act) plus retained net profits for the preceding two years. At January 1, 2007, the Bank could have paid dividends to the Corporation of approximately $888,000 without regulatory approval. Due to the payment of an $11,000,000 special dividend in January 2003 (to partially fund the acquisition of MetroBanCorp), the Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2005, not to exceed $20,000,000. The Bank paid dividends of $20,000,000 to the Corporation in 2005. The Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2004, not to exceed $19,000,000. The Bank paid dividends of $16,000,000 to the Corporation in 2004.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14) Commitments and Contingencies

At December 31, 2006 and 2005, the Bank had the following outstanding commitments to fund loans.

	December 31
(Dollars in Thousands)	2006	2005
Commitments to Fund:
Business Loans	$330,797	$336,104
Commercial Real Estate Loans	72,692	66,580
Single-Family Construction Loans	30,314	26,005
Consumer Loans
Home Equity Loans	187,668	168,371
Other	365	291
Residential Mortgage Loans	—	969

	$621,836	$598,320

Of the commitments to fund loans at December 31, 2006, substantially all are commitments to fund variable-rate products.

Standby letters of credit are contingent commitments issued by the Corporation to support the obligations of a customer to a third party. Standby letters of credit are issued to support public and private financing, and other financial or performance obligations of customers. The credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers and, as such, is collateralized when necessary. As of December 31, 2006 and December 31, 2005, the Corporation had issued $31,653,000 and $36,687,000, respectively, in standby letters of credit, predominately with remaining terms of three years or less. The fees receivable associated with a standby letter of credit is recognized by the Corporation as a liability at the inception of the commitment and the liability is amortized over the life of the commitment. The Corporation has recognized a liability at December 31, 2006 and December 31, 2005, of $103,000 and $128,000 respectively, relating to these commitments.

At December 31, 2006 and December 31, 2005, the Corporation had a reserve of $494,000 and $442,000, respectively, included in other liabilities for losses on off-balance sheet credit exposures.

First Indiana Corporation is the guarantor on a lease of Somerset CPAs, P.C. dated November, 2000 for its office space. First Indiana had been the guarantor on this lease for its subsidiary, Somerset Financial Services, LLC. On October 25, 2004, First Indiana Corporation sold substantially all of the assets of Somerset Financial Services to Somerset CPAs pursuant to an Asset Purchase Agreement. As part of this agreement, Somerset CPAs assumed liability for the office lease. However, First Indiana remains the guarantor until the lease expires in 2012. The maximum potential future lease payments the Corporation could be required to pay under the guarantee are $4,205,000.

The Corporation is a limited partner in two low income housing developments that are not consolidated into these financial statements. As of December 31, 2006, the Corporation’s investment in these partnerships was $1,510,000 with no future funding commitments. The maximum risk of loss is equal to the Corporation’s recorded investment in these partnerships.

The Corporation is a variable interest holder in First Indiana Mortgage. The Corporation does not have a controlling financial interest or have enough equity at risk for First Indiana Mortgage to finance its activities without additional subordinated financial support from Wells Fargo Mortgage. The Corporation’s variable interest arises from contractual, ownership or other monetary interests in First Indiana Mortgage, which change with fluctuations in its net asset value. The Corporation does not consolidate First Indiana Mortgage, since it is not the primary

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beneficiary and will not absorb a majority of the expected losses, nor receive a majority of the expected residual returns, or both. First Indiana Mortgage is presented using the equity method of accounting and is included in other assets in the Consolidated Financial Statements. As of December 31, 2006, the Corporation’s investment in First Indiana Mortgage was $125,000, with no future funding commitments. The Corporation’s maximum exposure to loss as a result of its involvement with this unconsolidated company is equal to its recorded investment.

Rental Obligations. The Corporation leases 13 of its branches and two origination offices. The Bank also obtains its data processing services through an agreement with a third-party service provider. Obligations under these non-cancelable operating leases (excluding the guarantee on the Somerset CPAs lease) at December 31, 2006, require minimum future payments of $5,586,000 in 2007, $5,132,000 in 2008, $4,545,000 in 2009, $3,584,000 in 2010, $3,592,000 in 2011, and $4,324,000 thereafter. Minimum future payments have not been reduced by minimum sublease rental income of $65,000 receivable in the future under non-cancelable subleases. Operating lease expenses were $8,326,000, $5,818,000, and $6,426,000 for 2006, 2005, and 2004, respectively. The increase in 2006 operating lease expense over 2005 expense is primarily a result of the core conversion.

In the first quarter of 2007, First Indiana entered into a new lease for its headquarters and downtown Indianapolis retail branch in First Indiana Plaza. The new lease replaces the lease in effect at December 31, 2006. The new lease is scheduled to commence in July, 2007 and has a term of 12 years. Obligations under non-cancelable operating leases at December 31, 2006 (restated to reflect the obligation under this new lease), require minimum future payments of $5,496,000 in 2007, $5,303,000 in 2008, $5,255,000 in 2009, $4,295,000 in 2010, $4,302,000 in 2011, and $9,710,000 thereafter.

Other Contingencies. Lawsuits and claims are pending in the ordinary course of business on behalf of and against First Indiana. In the opinion of management, adequate provision has been made for these items in the Consolidated Financial Statements.

(15) Employee Benefit Plans

Retirement Plans. First Indiana is a participant in the Financial Institutions Retirement Fund (“FIRF”). This is a multi-employer defined benefit pension plan and separate actuarial valuations are not made with respect to each participating employer. According to FIRF administrators, plan contributions of $2,426,000 and $2,782,000 were required for the plan years beginning July 1, 2006, and July 1, 2005, respectively. The prepaid contribution asset was $1,819,000 and $1,997,000 at December 31, 2006 and 2005, respectively. First Indiana’s pension expense under this plan was $2,604,000, $2,519,000, and $1,992,000 for 2006, 2005, and 2004, respectively.

First Indiana has a voluntary savings plan for eligible employees which qualify under Section 401(k) of the Internal Revenue Code. Employees can participate by designating a portion of their compensation to be contributed to the plan. First Indiana in turn matches employee contributions in such uniform amounts or percentages as annually determined by the employer. The Corporation’s expenses under its plan for matching contributions in 2006, 2005, and 2004 were $222,000, $231,000, and $277,000, respectively.

The Corporation and the Bank maintain supplemental pension benefit plans covering certain of their senior officers and certain senior officers of the Bank’s Mooresville and Rushville divisions. These supplemental benefit plans provide benefits for their participants that normally would be paid under FIRF but are precluded from being so paid by limitations under the Internal Revenue Code. In the case of some participants, benefits are provided in excess of those that normally would be paid under FIRF. All supplemental pension benefit plans use a December 31 measurement date. Unrecognized prior service amounts and unrecognized net gains or losses are amortized using the straight-line method. The weighted average discount rate assumptions for all years disclosed are based on prevailing rates of high-quality, fixed income investments with a Moody’s rating of Aa or higher.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status of these non-qualified retirement plans and supplemental benefit plans and the amounts relating thereto reflected in the accompanying consolidated balance sheets are as follows.

	Years Ended December 31
(Dollars in Thousands)	2006	2005	2004
Change in Projected Benefit Obligation
Projected Benefit Obligation at the Beginning of the Year	$13,718	$11,506	$10,744
Service Cost	328	304	208
Interest Cost	441	530	623
Actuarial (Gain) or Loss	(1,611)	1,566	(299)
Benefits Paid	(914)	(809)	(237)
Change in Plan Provisions	—	284	467
Adjustment for Growth of Notional Balance	639	337	—

Projected Benefit Obligation at the End of the Year	$12,601	$13,718	$11,506

Accumulated Benefit Obligation at the End of the Year	$11,702	$11,628	$10,263

Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$—	$—	$—
Benefits Paid	(914)	(809)	(237)
Employer Contributions	914	809	237

Fair Value of Assets at the End of the Year	$—	$—	$—

Net Amount Recognized
Funded Status	$(12,601)	$(13,718)	$(11,506)
Unrecognized Transition Obligation	73	85	97
Unrecognized Prior Service Cost	595	654	431
Unrecognized Net Loss	848	2,506	1,005

Net Amount Recognized	$(11,085)	$(10,473)	$(9,973)

Amounts Recognized in the Statement of Financial Position Before Applying SFAS 158
Accrued Benefit Cost	$(11,085)	$(10,473)	$(10,263)
Additional Liability due to Unfunded Accumulated Benefit Obligation	(617)	(1,155)	—
Intangible Asset	617	739	290
Accumulated Other Comprehensive Income	—	416	—

Accrued Benefit Cost	$(11,085)	$(10,473)	$(9,973)

Adjustments Caused By Applying SFAS 158
Increase in Liability	$(1,516)
Increase in Charge to Accumulated Other Comprehensive Income	1,516

Liability Recognized in the Statement of Financial Position After Applying SFAS 158
Accrued Benefit Cost	$(12,601)

Amounts Recognized in Accumulated Other Comprehensive Income After Applying SFAS 158
Transition Obligation	$73
Prior Service Cost	595
Net Loss	848

Accrued Benefit Cost	$1,516

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets:
Projected Benefit Obligation	$12,601	$13,718	$11,506
Accumulated Benefit Obligation	11,702	11,628	10,263
Fair Value of Plan Assets	—	—	—

Weighted Average Assumptions at the End of the Year
Discount Rate	5.75%	5.50%	5.75%
Rate of Compensation Increase	5.00%	5.00%	5.00%

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic non-qualified pension cost included in the results of operations is as follows.

	Years Ended December 31
(Dollars in Thousands)	2006	2005	2004
Service Cost	$328	$304	$208
Interest Cost	440	530	623
Expected Return on Plan Assets	—	—	—
Amortization of Net Loss	48	64	—
Amortization of Prior Service Cost	59	61	36
Amortization of Transition Obligation	12	12	12
Adjustment for Growth in Notional Balance	639	337	—

Total Net Periodic Pension Cost	$1,526	$1,308	$879

Additional Information
Increase (Decrease) in Minimum Liability Included in Other Comprehensive Income	$(416)	$416	$—

Total Net Periodic Pension Cost and Other Comprehensive Income	$1,110	$1,724	$879

Weighted Average Assumptions
Discount Rate	5.75%	5.75%	6.00%
Expected Return on Plan Assets	N/A	N/A	N/A
Rate of Compensation Increase	5.00%	5.00%	5.00%

The estimated future non-qualified pension contributions and benefit payments are as follows.

(Dollars in Thousands)
Expected Contributions for Fiscal Year Ending December 31, 2007
Expected Employer Contributions	$1,103
Expected Employee Contributions	—
Estimated Future Benefit Payments Reflecting Expected Future Service for the Fiscal Years Ending:
December 31, 2007	$1,103
December 31, 2008	1,145
December 31, 2009	1,189
December 31, 2010	1,234
December 31, 2011	1,316
December 31, 2012 through December 31, 2016	5,222

There are no plan assets expected to be returned to the Corporation in the year ended December 31, 2007.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Postretirement Benefits Other Than Pension. The projected benefit obligations for postretirement medical, dental, and life insurance programs for Board members and certain officers of acquired institutions are as follows.

	Years Ended December 31
(Dollars in Thousands)	2006	2005	2004
Change in Accumulated Benefit Obligation
Accumulated Postretirement Benefit Obligation at the Beginning of the Year	$984	$1,336	$1,041
Service Cost	16	16	16
Interest Cost	52	52	74
Actuarial (Gain) or Loss	(24)	(420)	205
Benefits Paid	—	—	—

Accumulated Benefit Obligation at the End of the Year	$1,028	$984	$1,336

Funded Status at the End of the Year	$(1,028)	$(984)	$(1,336)

Amounts Recognized in the Statement of Financial Position Before Applying SFAS 158	$(1,357)	$(1,349)	$(1,341)

Adjustments Caused by Applying SFAS 158
Decrease in Liability	$329
Charge to Accumulated Other Comprehensive Income	(329)

Liability Recognized in the Statement of Financial Position After Applying SFAS 158
Accrued Benefit Cost	$1,028

Amounts Recognized in Accumulated Other Comprehensive Income After Applying SFAS 158
Transition Obligation	$—
Prior Service Cost	—
Net (Gain) Loss	(329)

Total	$(329)

Weighted Average Assumptions at the End of the Year
Discount Rate	5.75%	5.50%	5.75%
Rate of Compensation Increase	N/A	N/A	N/A

Assumed Health Care Cost Trend Rates
Health Care Trend Rate Assumed for Next Year	7.00%	8.00%	9.00%
Ultimate Rate	5.50%	5.50%	5.50%
Year that the Ultimate Rate is Reached	2011	2011	2011

The Corporation uses a December 31 measurement date for its postretirement medical, dental, and life insurance programs. Unrecognized prior service amounts and unrecognized net gains or losses are amortized using the straight-line method.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net periodic benefit cost of postretirement plans are as follows.

	Years Ended December 31
(Dollars in Thousands)	2006	2005	2004
Service Cost	$16	$16	$16
Interest Cost	52	52	74
Expected Return on Plan Assets	—	—	—
Amortization of Net (Gain) or Loss	(60)	(60)	—
Amortization of Prior Service Cost	—	—	—
Amortization of Transition Obligation (Asset)	—	—	—

Total Net Periodic Benefit Cost	$8	$8	$90

Total Net Periodic Benefit Cost and Other Comprehensive Income	$8	$8	$90

Weighted Average Assumptions
Discount Rate	5.50%	5.75%	6.00%
Expected Return on Plan Assets	N/A	N/A	N/A
Rate of Compensation Increase	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates
Health Care Trend Rate Assumed for Current Year	8.00%	8.50%	9.00%
Ultimate Rate	5.50%	5.50%	5.50%
Year that the Ultimate Rate is Reached	2011	2011	2011

Assumed health care cost trend rates affect amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects.

	One Percentage Point
(Dollars in Thousands)	Increase	Decrease
Effect on total of service and interest cost components	$10	$(8)
Effect on postretirement benefit obligation	127	(108)

The estimated future postretirement medical, dental, and life insurance programs contributions and benefit payments are as follows.

(Dollars in Thousands)
Expected Contributions for Fiscal Year Ending December 31, 2007
Expected Employer Contributions	$55
Expected Employee Contributions	—

Estimated Future Benefit Payments Reflecting Expected Future Service for the Fiscal Years Ending:
December 31, 2007	$55
December 31, 2008	57
December 31, 2009	58
December 31, 2010	58
December 31, 2011	59
December 31, 2012 through December 31, 2016	330

There are no plan assets expected to be returned to the Corporation in the year ended December 31, 2007.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation. Under the First Indiana Corporation 2004 Executive Compensation Plan (“2004 Plan”), First Indiana is authorized to provide cash and non-cash incentives (which may be options, restricted stock, or specified other stock-based awards) to its executives, key employees, and directors. At December 31, 2006, 847,360 stock-based award shares were available for grant under this plan. Effective January 1, 2006, First Indiana adopted Statement of Financial Accounting Standard 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). The cumulative effect of adopting SFAS 123R was not material to First Indiana’s financial position, results of operations or cash flows. Prior to adoption of SFAS 123R, First Indiana accounted for these awards under recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.

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

A summary of the status of First Indiana’s stock option plans as of December 31, 2006 and changes during the year is presented below. Included in the forfeited and expired totals are option shares originally granted to associates of the Bank’s trust operations.

	Year Ended Ended December 31, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at Beginning of Period	972,359	$14.09
Granted	—	—
Exercised	(160,902)	12.24
Forfeited	(63,424)	14.63
Expired	(4,197)	15.10

Outstanding at End of Period	743,836	$14.44	4.71	$8,124

Options Exercisable at End of Period	538,077	$14.23	4.03	$5,988

Fully-vested Options and Options Expected to Vest	738,430	$14.43	4.71	$8,068

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of First Indiana’s fixed stock option plans as of December 31, 2005 and 2004, and changes during the years then ended is presented below.

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at Beginning of Year	1,343,425	$13.72	1,795,336	$13.39
Granted	—	—	154,688	15.77
Exercised	(321,744)	12.42	(216,144)	10.77
Surrendered	(49,257)	14.64	(390,455)	14.69

Outstanding at End of Year	972,424	14.09	1,343,425	13.72

Options Exercisable at Year-End	585,183		791,283

Weighted Average Fair Value of Options Granted During the Year	$—		$3.44

Of the 390,455 stock options surrendered in 2004, 271,976 were related to the sale of Somerset Financial assets.

The intrinsic value of stock option awards exercised in 2006, 2005 and 2004 was $2,249,000, $3,473,000 and $1,338,000 , respectively. The intrinsic values of stock option awards exercised were based on the closing prices of the Corporation’s common shares on the dates of the exercise.

The following table summarizes stock-based compensation plan information.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	743,836	$14.44	847,360
Equity compensation plans not approved by security holders	—	—	—

Total	743,836	$14.44	847,360

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards—Restricted stock awards are subject to forfeiture upon either a failure to meet certain specified performance objectives or continuous employment is interrupted or terminated prior to the vesting of the award. These awards vest over terms ranging from three to eight years. For measuring compensation cost, restricted stock awards are valued based upon the market value of the common shares on the date of grant. A summary of the status of First Indiana’s restricted stock awards as of December 31, 2006 and changes during the year is presented below.

	Year Ended December 31, 2006
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (Years)	Unrecognized Compensation Cost (in Thousands)
Outstanding at Beginning of Period	222,618	$16.87
Awarded	116,094	26.22
Vested (Restrictions Lapsed)	(52,611)	16.26
Forfeited	(21,586)	21.16

Outstanding at End of Period	264,515	$20.75	2.54	$2,808

A summary of the status of First Indiana’s restricted stock awards as of December 31, 2005, and 2004, and changes during the years ended on those dates is presented below.

	2005	2004
Outstanding at Beginning of Year	229,679	143,631
Granted	14,000	117,188
Vested (Restrictions Lapsed)	(20,123)	—
Forfeited	(938)	(31,140)

Outstanding at End of Year	222,618	229,679

The total fair value of restricted stock awards vesting in 2006, 2005 and 2004 was $1,387,000, $355,000 and $50,000, respectively.

Deferred Share Awards—Deferred share awards are subject to forfeiture upon either a failure to meet certain specified performance objectives or continuous employment is interrupted or terminated prior to the vesting of the award. These awards vest over terms ranging from three to eight years. As part of their compensation, non-employee members of the Corporation’s Board of Directors also receive deferred shares. These deferred shares vest in one year and earn dividend equivalents in the form of additional deferred shares at the same rate as dividends are paid on the Corporation’s common stock. For measuring compensation cost, deferred shares are valued based upon the market value of the related common shares on the grant date. A summary of the status of First Indiana’s deferred stock awards as of December 31, 2006 and changes during the year is presented below.

	Year Ended December 31, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in Thousands)	Unrecognized Compensation Cost (in Thousands)
Outstanding at Beginning of Period	31,967	$—
Granted	28,040	—
Exercised	—	—
Forfeited	(2,187)	—

Outstanding at End of Period	57,820	$—	2.00	$1,466	$188

Exercisable at End of Period	32,172	$—	—	$816

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of First Indiana’s deferred stock awards as of December 31, 2005, and 2004, and changes during the years ended on those dates is presented below.

	2005	2004
Outstanding at Beginning of Year	25,000	—
Granted	6,979	25,000
Vested	—	—
Forfeited	—	—

Outstanding at End of Year	31,979	25,000

At December 31, 2006, the total unamortized fair value of non-vested awards (stock options, restricted stock and deferred share awards) was $5,132,000. The weighted average period over which this fair value will be recognized is 3.36 years.

The total cost of stock-based compensation plans in 2006 was $1,686,000, with a related income tax benefit of $568,000.

Employees’ Stock Purchase Plan. Under the Corporation’s Employees’ Stock Purchase Plan, all full-time employees and directors are eligible to participate after satisfying the applicable employment period. Approximately 36 percent of eligible employees participated in the plan in 2006. Under the terms of the Plan, employees and directors can choose to have up to 100 percent of their annual base earnings or director’s fees withheld to purchase the Corporation’s common stock. The Corporation matches the first 10 percent of the employee contribution at a ratio of up to one to three (33 percent) as determined according to the criteria specified within the plan and announced to employees annually at the beginning of each year. The contributions are paid to a trustee, who purchases the Corporation’s stock bi-weekly at the then prevailing market price. First Indiana’s matching contributions were $250,000, $178,000, and $182,000 for the years ended 2006, 2005, and 2004, respectively.

(16) Parent Company Only Statements

Condensed Balance Sheets

	December 31
(Dollars in Thousands)	2006	2005
Assets
Cash and Due from Banks	$(1)	$2
Due from the Bank	14,362	4,632
Investment in the Bank	208,475	213,321
Investment in Somerset Financial	—	1
Investment in First Indiana Capital Corporation	1,080	—
Investment in Grantor Trusts	744	744
Other Assets	4,708	4,294

Total Assets	$229,368	$222,994

Liabilities
Subordinated Notes	$46,905	$46,781
Other Liabilities	369	771

Total Liabilities	47,274	47,552
Shareholders’ Equity	182,094	175,442

Total Liabilities and Shareholders’ Equity	$229,368	$222,994

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Earnings

	Years Ended December 31
(Dollars in Thousands)	2006	2005	2004
Income
Dividends from the Bank	$39,100	$20,000	$16,000
Distributions from Somerset Financial	—	—	5,405
Income from Investments	47	57	53
Non-Interest Income	4,633	6,693	3,277

Total Income	43,780	26,750	24,735
Expense
Interest Expense	3,367	3,366	3,369
Non-Interest Expense	3,104	4,446	3,064

Total Expense	6,471	7,812	6,433

Earnings before Income Taxes	37,309	18,938	18,302
Income Tax Benefit	(666)	(430)	(1,287)

Earnings before Equity in Undistributed Net Earnings of Subsidiaries	37,975	19,368	19,589
Equity in Undistributed (Distributions in Excess of) Net Earnings of Subsidiaries	(5,026)	5,903	(4,911)

Net Earnings	$32,949	$25,271	$14,678

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Years Ended December 31
(Dollars in Thousands)	2006	2005	2004
Cash Flows from Operating Activities
Net Earnings	$32,949	$25,271	$14,678
Adjustments to Reconcile Net Earnings to Net Cash (Used) Provided by Operating Activities
Equity in Undistributed Earnings	5,026	(5,903)	4,911
Amortization of Restricted Common Stock	1,065	1,939	1,147
Amortization of Stock Option	253	—	—
Stock Compensation	316	624	119
Change in Other Liabilities	(278)	(640)	100
Change in Due from the Bank and Other Assets	(10,143)	1,638	23,165

Net Cash Provided by Operating Activities	29,188	22,929	44,120

Cash Flows from Investing Activities
Investment in Limited Partnership	—	(572)	(572)
Acquisition of MetroBanCorp	—	—	(8)
Disposition of Somerset Financial	—	—	6,000
Investment in FICC	(1,091)	—	—

Net Cash Provided (Used) by Investing Activities	(1,091)	(572)	5,420

Cash Flows from Financing Activities
Tax Benefit of Option Compensation	742	852	398
Stock Option Proceeds	1,435	3,655	1,988
Purchase of Treasury Stock—Net	(16,762)	(16,775)	(399)
Purchase of Vested Stock Options	(52)
Payment for Fractional Shares	(11)	—	—
Common Stock Issued under Deferred Compensation Plan	(44)	(21)	(58)
Common Stock Issued under Restricted Stock Plans	1
Purchase of Common Stock	—	(23)	(40,901)
Dividends Paid	(13,409)	(10,544)	(10,569)

Net Cash Provided (Used) by Financing Activities	(28,100)	(22,856)	(49,541)

Net Change in Cash and Cash Equivalents	(3)	(499)	(1)
Cash and Cash Equivalents at the Beginning of the Year	2	501	502

Cash and Cash Equivalents at the End of the Year	$(1)	$2	$501

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Fair Value of Financial Instruments

	December 31, 2006		December 31, 2005
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and Cash Equivalents	$101,328	$101,328	$63,054	$63,054
Securities Available for Sale	262,827	262,827	232,976	232,976
Other Investments	20,006	20,006	26,540	26,540
Loans
Business	606,921	607,536	526,482	527,137
Commercial Real Estate	189,470	189,631	166,434	166,745
Single-Family Construction	126,313	126,313	92,036	92,036
Consumer	480,497	480,863	491,650	492,952
Residential Mortgage	267,900	264,796	261,980	258,443
Liabilities
Deposits
Non-Interest-Bearing Demand Deposits	242,975	242,975	268,682	268,682
Interest-Bearing Demand Deposits	194,878	194,878	229,876	229,876
Savings Deposits	664,474	664,474	489,713	489,713
Certificates of Deposit under $100,000	159,489	159,662	175,800	175,336
Certificates of Deposit $100,000 or Greater	349,239	349,289	285,205	285,238
Borrowings
Short-Term Borrowings	277,888	277,888	220,732	220,732
FHLB Advances	19,666	20,037	42,365	43,823
Subordinated Notes	46,905	46,731	46,781	46,865
Off-Balance-Sheet Instruments
Commitments to Extend Credit and Standby Letters of Credit	103	541	128	1,208

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

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Reporting

(Dollars in Thousands)	Community Bank	Consumer Finance	Non-Segment	2006 Consolidated Totals
Average Segment Assets	$1,623,719	$32,267	$386,624	$2,042,610
Net Interest Income (Expense) (1)	63,998	1,525	6,171	71,694
Provision for Loan Losses	1,600	—	—	1,600
Non-Interest Income	19,678	6,318	1,888	27,884
Intangible Amortization	(342)	—	—	(342)
Other Non-Interest Expense	(24,960)	(1,100)	(36,228)	(62,288)
Intersegment Income (Expense) (2)	(16,473)	(764)	17,237	—

Income (Loss) from Continuing Operations, Before Income Taxes	$43,501	$5,979	$(10,932)	$38,548

	Community Bank	Consumer Finance	Non-Segment	2005 Consolidated Totals
Average Segment Assets	$1,486,505	$43,326	$377,711	$1,907,542
Net Interest Income (Expense) (1)	62,749	2,310	4,051	69,110
Provision for Loan Losses	3,200	—	—	3,200
Non-Interest Income	19,280	10,002	36	29,318
Intangible Amortization	(696)	—	—	(696)
Other Non-Interest Expense	(23,720)	(3,758)	(34,887)	(62,365)
Intersegment Income (Expense) (2)	(21,297)	1,876	19,421	—

Income (Loss) from Continuing Operations, Before Income Taxes	$39,516	$10,430	$(11,379)	$38,567

	Community Bank	Consumer Finance	Non-Segment	2004 Consolidated Totals
Average Segment Assets	$1,632,423	$62,353	$380,285	$2,075,061
Net Interest Income (Expense) (1)	69,564	3,054	(3,177)	69,441
Provision for Loan Losses	(11,550)	—	—	(11,550)
Non-Interest Income	24,009	10,500	2,342	36,851
Intangible Amortization	(718)	—	—	(718)
Other Non-Interest Expense	(29,430)	(3,695)	(35,380)	(68,505)
Intersegment Income (Expense) (2)	(18,233)	596	17,637	—

Income (Loss) from Continuing Operations, Before Income Taxes	$33,642	$10,455	$(18,578)	$25,519

(1)	The net interest income amounts in the segment results reflect the actual interest income and expense from segment activities and amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.

(2)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are eliminated from the Corporation’s actual results.

FIRST INDIANA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19) Interim Quarterly Results (Unaudited)

(Dollars in Thousands, except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Total Interest Income	$30,131	$32,048	$34,644	$34,896
Net Interest Income	17,854	17,741	17,920	18,179
Provision for Loan Losses	(250)	(1,350)	—	—
Non-Interest Income	7,440	7,278	6,636	6,530
Non-Interest Expense	16,172	15,473	15,640	15,345
Income from Continuing Operations, Net of Taxes	5,910	6,703	5,673	6,010
Income from Discontinued Operations, Net of Taxes	8,653	—	—	—
Net Income	14,563	6,703	5,673	6,010
Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes	0.35	0.41	0.34	0.36
Income from Discontinued Operations, Net of Taxes	0.52	—	—	—
Net Income	0.87	0.41	0.34	0.36
Diluted Earnings Per Share
Income from Continuing Operations, Net of Taxes	0.35	0.40	0.34	0.35
Income from Discontinued Operations, Net of Taxes	0.50	—	—	—
Net Income	0.85	0.40	0.34	0.35

2005
Total Interest Income	$24,097	$26,031	$27,867	$29,185
Net Interest Income	16,340	17,238	17,734	17,799
Provision for Loan Losses	(2,550)	(650)	—	—
Non-Interest Income	5,031	8,250	8,418	7,619
Non-Interest Expense	15,445	16,321	16,034	15,261
Income from Continuing Operations, Net of Taxes	5,406	6,127	6,406	6,561
Income from Discontinued Operations, Net of Taxes	216	156	209	190
Net Income	5,622	6,283	6,615	6,751
Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes	0.31	0.36	0.37	0.39
Income from Discontinued Operations, Net of Taxes	0.01	0.01	0.01	0.01
Net Income	0.32	0.37	0.38	0.40
Diluted Earnings Per Share
Income from Continuing Operations, Net of Taxes	0.31	0.35	0.36	0.38
Income from Discontinued Operations, Net of Taxes	0.01	0.01	0.01	0.01
Net Income	0.32	0.36	0.37	0.39

PART I

Item 1.	Business

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

The Corporation had total assets of $2.16 billion at December 31, 2006, an increase of $195.8 million from $1.97 billion at December 31, 2005. Loans outstanding were $1.69 billion and deposits were $1.61 billion at December 31, 2006.

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

The Bank is engaged primarily in the business of attracting deposits from the general public and originating commercial and consumer loans. The Bank offers a full range of banking services through its offices in Central Indiana. The Bank also originates home equity loans nationally through Bank loan officers and an independent agent network. The Bank has consumer loan service offices in Indiana, Florida, Illinois, and Ohio. One Investment Partners, a subsidiary of the Bank, holds loans originated outside of Indiana.

First Indiana Corporation common stock is traded on the NASDAQ Global Select Market under the ticker symbol FINB. The principal executive offices are located at 135 North Pennsylvania Street, Suite 2800, Indianapolis, Indiana 46204, and the telephone number is (317) 269-1200. The website address is www.firstindiana.com. The information on the website does not constitute part of this Form 10-K.

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

There are various statutory restrictions on the ability of the Bank to pay dividends or make other payments to First Indiana Corporation, as described below. Prior regulatory approval is required if dividends to be declared by the Bank in any year would exceed net earnings of the current year (as defined under the National Bank Act) plus retained net profits for the preceding two years. At January 1, 2007, the Bank could have paid dividends to the Corporation of approximately $888,000 without regulatory approval. Due to the payment of an $11,000,000 special dividend in January 2003 (to partially fund the acquisition of MetroBanCorp), the Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2005, not to exceed $20,000,000. The Bank paid dividends of $20,000,000 to the Corporation in 2005. The Bank sought and received approval from the OCC to make its regularly scheduled dividend payments in 2004, not to exceed $19,000,000. The Bank paid dividends of $16,000,000 to the Corporation in 2004.

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

First Indiana, like other bank holding companies, is required to maintain Tier 1 capital and total capital equal to at least 4 percent and 8 percent, respectively, of total risk-weighted assets. As of December 31, 2006, the Corporation met both requirements, with Tier 1 and total capital equal to 10.56 percent and 13.16 percent, respectively, of total risk-weighted assets. The Bank was also in compliance with its applicable minimum capital requirement at December 31, 2006, with Tier 1 capital and total capital equal to 10.74 percent and 11.99 percent, respectively, of its total risk-weighted assets.

The Federal Reserve Board, the FDIC, and the OCC have incorporated market and interest rate risk components into their risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities. The Federal Reserve Board also requires a minimum “leverage ratio” (Tier 1 capital to adjusted average assets) of 3 percent for bank holding companies that have the highest regulatory rating or have implemented the risk-based capital measures for market risk, or 4 percent for holding companies that do not meet either of these requirements. The Bank is subject to similar requirements adopted by the OCC. As of December 31, 2006, the Corporation’s leverage ratio was 8.43 percent, and the Bank’s was 8.56 percent.

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

FDICIA also contains a variety of other provisions that may affect First Indiana’s operations, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, and the requirement that a depository institution give notice to customers and regulatory authorities before closing any branch. As of December 31, 2006, the Bank exceeded the required capital ratios for classification as “well-capitalized.”

FDIC Insurance and Financing Corporation Assessments. The Federal Deposit Insurance Reform Act of 2005 (“the Reform Act”) instituted a new risk-based assessment system that ties each bank’s insurance premium to the risk they pose to the deposit insurance fund. Under this new system, the FDIC will evaluate each institution’s risk based on three primary sources of information; supervisory ratings for all institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have these ratings. Under the Reform Act, the FDIC has set 2007 assessment rates that will vary between five and seven cents per $100 of domestic deposits for nearly all of the industry. However, as part of the Reform Act, credits are provided to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, the majority of banks will have assessment credits to initially offset all of their premiums in 2007. Management believes the Bank’s 2007 net premiums under these new regulations will not be material. Under the Federal Deposit Insurance Act, a depository institution may not pay interest on indebtedness, if such interest is required to be paid out of net profits, or distribute any of its capital assets while it remains in default on any assessment due to the FDIC.

In accordance with the Deposit Insurance Funds Act of 1996, the Financing Corporation (“FICO”) debt service assessment became applicable to all insured institutions as of January 1, 1997. The FICO debt service assessment due is based upon a quarterly multiplier which is not tied to the FDIC risk classification. The FICO rates are determined quarterly.

Transactions with Affiliates. Transactions between the Bank and its affiliates are governed by the Federal Reserve Act. The affiliates of the Bank include First Indiana Corporation and any entity controlled by First Indiana Corporation. Generally, laws (1) limit the extent to which the Bank may engage in “covered transactions” with any one affiliate to an amount equal to 10 percent of the Bank’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20 percent of the Bank’s capital stock and surplus, (2) require that the Bank’s extensions of credit to such affiliates be fully collateralized (with 100 percent to 130 percent collateral coverage, depending on the type of collateral), (3) prohibit the Bank from purchasing or accepting as collateral from an affiliate any “low quality assets” (including non-performing loans), and (4) require that all “covered transactions” be on terms substantially the same, or at least as favorable, to the Bank or its subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee, and other similar types of transactions.

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

Privacy Provisions of the Graham-Leach-Bliley Act. Federal banking regulators, as required under the Graham-Leach-Bliley Act (“the GLB Act”), have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Corporation is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations have established new membership requirements and additional responsibilities for the Corporation’s audit committee, imposed restrictions on the relationship between the Corporation and its outside auditors (including restrictions on the types of non-audit services outside auditors may provide to the Corporation), imposed additional responsibilities for the Corporation’s financial statements on the chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required the Corporation’s management to evaluate the Corporation’s disclosure controls and procedures and its internal control over financial reporting, and required the outside auditors to issue a report on the Corporation’s internal control over financial reporting.

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

Banks and other depository institutions also are subject to numerous consumer protection laws and regulations. These laws include, but are not limited to, the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, The Fair and Accurate Credit Transactions Act, and the Fair Housing Act, as well as regulations of the Office of the Comptroller of the Currency. These laws and regulations require compliance by depository institutions covering a myriad of consumer issues, from providing lending disclosures to responding to consumer electronic funds transfer error claims.

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

Employees

At December 31, 2006, the Corporation’s full-time equivalent employees totaled 514.

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

As loan growth accelerates, the Corporation must also generate significant deposit growth. In the absence of sufficient deposit growth the Corporation will likely need to rely on higher cost borrowings to fund loan growth.

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

The Corporation’s business and earnings are sensitive to general business and economic conditions in the United States and in Central Indiana, in particular. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in debt and equity capital markets, the strength of the U.S. and local economies and consumer spending, borrowing and saving habits. For example, an economic downturn, increase in unemployment, or higher interest rates could decrease the demand for loans and other products and services and/or result in a deterioration in credit quality and/or loan performance and collectability. Nonpayment of loans, if it occurs, could have an adverse effect on the Corporation’s financial condition and results of operations. Higher interest rates also could increase the Corporation’s cost to borrow funds and increase the rate the Corporation pays on deposits.

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

The Corporation regularly sells the majority of its closed-end and line of credit home equity loan originations into the secondary market. The success of its business depends on the continued participation of investors in this market. In the third quarter of 2006, an investor which previously has purchased approximately one-half of the Corporation’s volume of loans significantly reduced loan purchases and notified us of its intent to significantly reduce future purchases of loans. The investor’s action was in response to the credit deterioration of sub-prime loans in the national marketplace. Management is currently seeking new investors to replace the resultant shortfall in sales. However, should additional secondary market sources not be found, both the liquidity and revenues attributable to these sales could decrease. Further, recent experience indicates that the market for these loans has generated lower prices and therefore lower sales margins.

In response to these developments in the market, the Corporation is continuing to evaluate its Consumer Finance Bank segment in order to maintain an effective strategy going forward.

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

At December 31, 2006, the Corporation operated through 31 full-service banking centers in Central Indiana and three loan origination offices in addition to its headquarters and operations locations. The Corporation leases its headquarters location in downtown Indianapolis and owns the Bank’s operations facilities in Greenwood, Indiana. FirstTrust Indiana, the Bank’s investment advisory and trust division, which was sold effective January 2006, leases its facility on the north side of Indianapolis. The Corporation leases 13 of its branches and two origination offices and owns the remaining locations. The aggregate carrying value at December 31, 2006, of the properties owned or leased, including headquarters properties and leasehold improvements at the leased offices, was $20,670,000. See Notes 8 and 14 of the Notes to Consolidated Financial Statements.

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

No matters were submitted to a vote of the Corporation’s security holders during the three months ended December 31, 2006.

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

Name	Position	Age	Year First Elected Officer
William J. Brunner	Executive Vice President and Treasurer, Chief Financial Officer of the Corporation; Chief Financial Officer and Executive Vice President Financial Management of the Bank	47	2000

Tim S. Massey	Executive Vice President and Chief Lending Officer	48	2006

David L. Maraman	Executive Vice President and Chief Credit Officer of the Bank	59	2003

Reagan K. Rick	Secretary of the Corporation; Executive Vice President Retail/Consumer Banking and Secretary of the Bank	45	2004

William J. Brunner has been with the Bank since May 2000, and currently serves as the Corporation’s chief financial officer, executive vice president, and treasurer, and the Bank’s chief financial officer and executive vice president financial management. He also serves as the chairman of the Bank’s Asset/Liability Committee. Prior to joining First Indiana, Mr. Brunner served in a number of financial positions at commercial banks, including as senior vice president and director of capital and asset/liability management, and director of corporate planning from March 1999 to May 2000 at Citizens Financial Group; vice president of treasury management from November 1996 to March 1999 at Bank One Corporation; and chief financial officer from May 1995 to November 1996 at Bank One, Cincinnati, N.A.

Tim S. Massey has been with the Bank since 2006, and is currently serving as executive vice president and chief lending officer of the Bank. He oversees the Bank’s Commercial Lending.

David L. Maraman joined the Bank in July 2003 and serves as executive vice president and chief credit officer of the Bank. Prior to joining First Indiana, Mr. Maraman served as chairman and chief executive officer of CIB Bank in Indianapolis, Indiana, since March 1998.

Reagan K. Rick joined the Bank in September 2004 and currently serves as secretary of the Corporation and secretary and executive vice president Retail/Consumer banking division of the Bank which includes the retail branch network and marketing department. Previously, he practiced law in Indiana for seven years with a concentration in commercial transactions and served in various lending related capacities at commercial banks for fourteen years.

PART II

On January 18, 2006, the Corporation declared a five-for-four stock split to be effected on February 27, 2006, to shareholders of record as of February 13, 2006. All share and per share information in this Form 10-K has been restated to reflect the stock split.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation’s stock is traded on the NASDAQ National Market under the ticker symbol FINB. As of February 9, 2007, there were approximately 1,466 holders of record of the Corporation’s common stock. The following table contains high and low bid information as reported by NASDAQ.

	2006			2005
	High	Low	Book Value	High	Low	Book Value
First Quarter	$28.78	$25.94	$10.41	$20.39	$16.88	$9.93
Second Quarter	27.81	23.99	10.43	23.85	18.98	10.15
Third Quarter	26.89	23.82	10.69	27.52	23.25	10.19
Fourth Quarter	26.30	24.11	10.86	29.08	26.06	10.22

The Corporation paid a dividend of $0.20 in each of the four quarters of 2006. The Corporation paid a cash dividend of $0.144 per common share in each of the first two quarters of 2005 and increased the dividend to $0.16 per common share in the third and fourth quarters of 2005. All share and per share data has been restated to reflect the five-for-four stock split declared on January 18, 2006.

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

The following line graph compares the cumulative total shareholder return on the common stock of the Corporation over the last five fiscal years with the cumulative total return of the NASDAQ Stock Market Index and the cumulative total return of the NASDAQ Bank Index over the same period.

ISSUER PURCHASES OF FIRST INDIANA COMMON STOCK

Period	Total Number of Shares (or Units) Purchased (1) (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2006 to October 31, 2006	—		—	800,000
November 1, 2006 to November 30, 2006	—		—	800,000
December 1, 2006 to December 31, 2006	421	$25.86	—	800,000

Total	421	$25.86	—	800,000

(1)	Shares of common stock are purchased by the Corporation in the open market and held in trust for certain of the Corporation’s Directors under the Director Deferred Fee Plan. In the fourth quarter of 2006, 421 shares were purchased under this plan. At December 31, 2006, $176,000 of outstanding common stock had been repurchased under this plan.

(2)

On April 19, 2006, the Board of Directors of the Corporation approved the repurchase, from time to time, on the open market of up to 1,000,000 outstanding shares of the Corporation’s common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board’s authorization has no expiration date. At December 31, 2006, 200,000 shares of common stock had been purchased under this plan.

Item 6.	Selected Financial Data

The information required by this item is shown under the heading “Financial Review – Five-Year Summary of Selected Financial Data.”

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

Information required by this item is shown in “Financial Review” under the headings “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm,” and is incorporated by reference to the Corporation’s Proxy Statement under the heading “Executive Compensation—Compensation Committee Interlocks and Insider Participation.” The Corporation’s unaudited quarterly financial information for each of the years in the two-year period ended December 31, 2006 is shown in Note 19 of “Notes to Consolidated Financial Statements” under the heading “Financial Review.”

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to the directors is incorporated by reference to the Corporation’s Proxy Statement under the heading “Proposal to Be Voted on No. 1: Election of Directors” and the information relating to compliance by officers and directors with Section 16(a) is incorporated by reference to the Corporation’s Proxy Statement under the heading “Stock Ownership of Directors, Officers, and Certain Shareholders – Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this item with respect to the Corporation’s Audit Committee and Audit Committee financial experts is incorporated by reference to the Corporation’s Proxy Statement under the heading “Corporate Governance – Board Structure and Committee Composition – Audit Committee.” Additional information about the Company’s executive officers is included in Part I under the heading “Executive Officers of the Registrant.”

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the material under the headings “Corporate Governance – Certain Transactions” and “Corporate Governance – Board Independence” in the Corporation’s Proxy Statement.

Item 14.	Principal Accountant’s Fees and Services

The information required by this item is incorporated by reference to the material under the heading “Principal Accountant Fees and Services – Fees Incurred by First Indiana for KPMG” in the Corporation’s Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (2) Financial Statement Schedules Required by Regulation S-X

None.

(3) Exhibits

3(a)	Articles of Incorporation of First Indiana Corporation, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-K filed on March 12, 2001.

3(b)	Amended and Restated Bylaws of First Indiana Corporation, as amended by amendment adopted July 19, 2006. *A

4(a)	Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4(c) of the Registrant’s registration statement on Form S-1, filed as No. 33-46547 on March 20, 1992.

4(b)	Rights Agreement dated as of November 14, 1997, incorporated by reference to Exhibit 4 of the Registrant’s Form 8-A filed December 2, 1997, and Amendment to Rights Agreement, incorporated by reference to Exhibit 4 of the Registrant’s Form 10-Q filed on May 13, 2002.

10(a)	Form of data processing services contract between First Indiana Bank, N.A. and Metavante Corporation dated October 19, 2005 incorporated by reference to Exhibit 10(a) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. *B

10(b)	First Indiana Corporation 1991 Stock Option and Incentive Plan, incorporated by reference to Exhibit A of the Registrant’s March 20, 1991 Proxy Statement, Pages A-1 to A-8. *B

10(c)	First Indiana Corporation 1998 Stock Incentive Plan, incorporated by reference to Exhibit 10(c) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B

10(d)	First Indiana Corporation 1992 Director Stock Option Plan, incorporated by reference to Exhibit A of the Registrant’s March 13, 1992 Proxy Statement, Pages A-1 to A-3. *B

10(e)	First Indiana Corporation Supplemental Benefit Plan effective May 1, 1997, incorporated by Reference to Exhibit 10(f) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B

10(f)	First Indiana Corporation Supplemental Benefit Plan Agreement effective May 1, 1997 between the Registrant and Robert H. McKinney, incorporated by reference to Exhibit 10(g) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as amended October 20, 2004 and incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed October 22, 2004. *B

10(g)	Form of First Indiana Corporation Supplemental Benefit Plan Agreement effective May 1, 1997 between the Registrant and Marni McKinney, incorporated by reference to Exhibit 10(h) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as amended October 20, 2004 and incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K dated October 20, 2004. *B

10(h)	Form of Supplemental Benefit Plan Agreement effective May 6, 2000 between the Registrant and William J. Brunner; and effective July 23, 2003 between the Registrant and David L. Maraman, incorporated by reference to Exhibit 10(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997. *B

10(i)	Form of Employment Agreement between the Registrant and each of Robert H. McKinney and Marni McKinney, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed October 22, 2004. *B

10(j)	Form of Employment Agreement between First Indiana Bank and each of William J. Brunner, and David L. Maraman, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed October 22, 2004. *B

10(k)	The Somerset Group, Inc. 1991 Stock Incentive Plan, incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2001. *B

10(l)	The Somerset Group, Inc. 1998 Stock Incentive Plan, incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2001. *B

10(m)	The Somerset Group, Inc. Employee Stock Purchase Plan, incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2001. *B

10(n)	Agreement and Plan of Merger dated September 4, 2002, by and among MetroBanCorp, Inc. and MetroBank and First Indiana Corporation, FIC Acquisition Corp. and First Indiana Bank, National Association, incorporated by reference, to the Registrant’s Form 8-K filed on September 6, 2002.

10(o)	Employment Continuation Agreement dated as of December 29, 2003, between the Registrant and Owen B. Melton, Jr., incorporated by reference to Exhibit 10(o) of the Registrant’s Form 10-K filed on March 3, 2004. *B

10(p)	Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed its Junior Subordinated Indenture dated as of October 30, 2002 as an exhibit. The Registrant hereby agrees to furnish a copy of this Indenture to the Commission upon request.

10(q)	Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed its Junior Subordinated Indenture dated as of June 26, 2003 as an exhibit. The Registrant hereby agrees to furnish a copy of this Indenture to the Commission upon request.

10(r)	Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed its Subordinated Indenture dated as of November 14, 2003 as an exhibit. The Registrant hereby agrees to furnish a copy of this Indenture to the Commission upon request.

10(s)	Form of Employment Agreement between the Registrant and Robert H. Warrington, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated October 20, 2004. *B

10(t)	Form of First Indiana Corporation Supplemental Benefit Plan Agreement between Registrant and Robert H. Warrington, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed October 22, 2004. *B

10(u)	First Indiana Corporation 2004 Executive Compensation Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 17, 2005. *B

10(v)	Form of Revised 2003-2005 Incentive Program, incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed October 22, 2004. *B

10(w)	Form of 2004-2006 Incentive Program for Robert H. Warrington, incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed October 22, 2004. *B

10(x)	Form of Restricted Stock Agreement for Revised 2003-2005 Incentive Program, incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed October 22, 2004. *B

10(y)	Form of Deferred Stock Agreement, incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed October 22, 2004. *B

10(z)	Form of Restricted Stock Agreement for 2004-2006 Incentive Program, incorporated by reference to Exhibit 10.11 of the Registrant’s Form 8-K filed October 22, 2004. *B

10(aa)	Asset Purchase Agreement between Registrant and Somerset CPAs, P.C., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated October 25, 2004.

10(ab)	Asset Purchase Agreement between Registrant and TierOne Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated November 1, 2004.

10(ac)	Form of Restricted Stock Agreement with William J. Brunner, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated December 22, 2004. *B

10(ad)	Form of Restricted Stock Agreement with Robert H. Warrington, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated December 22, 2004. *B

10(ae)	Form of Restricted Stock Agreement with Marni McKinney, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K dated December 22, 2004. *B

10(af)	Form of First Indiana Corporation Employment Agreement between Registrant and Tim S. Massey, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed September 19, 2006. *B

10(ag)	Form of First Amendment to Restricted Stock Agreements by and between the Registrant and David L. Maraman incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated January 3, 2005. *B

10(ah)	Definitive agreement between First Indiana Bank, N.A. and Marshall & Ilsley Corporation for the sale of First Indiana’s trust business incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated October 21, 2005. *B

10(ai)	Form of First Indiana Corporation Employment Agreement between Registrant and Reagan K. Rick, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed January 5, 2006. *B

10(aj)	Form of Supplemental Benefit Plan Agreement between the Registrant and Reagan K. Rick, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated January 5, 2006. *B

10(ak)	First Indiana Corporation Employee Stock Purchase Plan, incorporated by reference to Exhibit A of the Registrant’s Form DEF 14A filed March 11, 2005. *B

10(al)	Form of Restricted Stock Agreement under the 2006-2008 Long-Term Incentive Program, incorporated by reference to Exhibit 10(al) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. *B.

10(am)	Form of Deferred Share Agreement under the 2006-2008 Long-Term Incentive Program, incorporated by reference to Exhibit 10(am) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. *B.

10(an)	Form of Director Deferred Share Agreement under the 2004 Executive Compensation Plan and the 2006 Director Compensation Program, incorporated by reference to Exhibit 10(an) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. *B.

21	Subsidiaries of First Indiana Corporation and First Indiana Bank. *A

23	Consent of KPMG LLP.*A

31(a)	Rule 13a-14(a) Certification of Principal Executive Officer. *A

31(b)	Rule 13a-14(a) Certification of Principal Financial Officer. *A

32(a)	Section 1350 Certification of Chief Executive Officer. *A

32(b)	Section 1350 Certification of Chief Financial Officer. *A

*A	These have been filed as an exhibit to this Form 10-K.
*B	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDIANA CORPORATION

By:	/s/ ROBERT H. WARRINGTON
Robert H. Warrington President and Chief Executive Officer (Principal Executive Officer) Date: March 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following officers and directors on behalf of the Registrant and in the capacities indicated on March 2, 2007.

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