Form 10-Q
period 2007-03-31
FIRST INDIANA CORP
filed 2007-05-10
CIK 789670

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

or

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

On April 30, 2007, the registrant had 16,523,289 shares of common stock outstanding, $0.01 par value.

FIRST INDIANA CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)

	March 31 2007 (Unaudited)	December 31 2006	March 31 2006 (Unaudited)
Assets
Cash	$ 44,343	$ 53,511	$ 43,031
Interest-Bearing Due from Banks	2,598	6,317	2,459
Federal Funds Sold	42,700	41,500	75,000

Cash and Cash Equivalents	89,641	101,328	120,490
Securities Available for Sale	257,058	262,827	248,769
Other Investments	20,006	20,006	26,540
Loans
Business	621,749	619,891	546,425
Commercial Real Estate	188,331	191,020	166,847
Single-Family Construction	133,454	126,916	103,357
Consumer	471,299	488,173	488,697
Residential Mortgage	260,947	268,687	262,330

Total Loans	1,675,780	1,694,687	1,567,656
Allowance for Loan Losses	(29,373)	(30,463)	(38,435)

Net Loans	1,646,407	1,664,224	1,529,221
Premises and Equipment	27,472	27,218	24,488
Accrued Interest Receivable	10,091	11,710	10,060
Goodwill	30,682	30,682	30,682
Other Intangible Assets	2,784	2,864	3,120
Other Assets	40,222	41,254	42,287

Total Assets	$ 2,124,363	$ 2,162,113	$ 2,035,657

Liabilities
Non-Interest-Bearing Deposits	$ 220,270	$ 242,975	$ 225,860
Interest-Bearing Deposits
Demand Deposits	201,261	194,878	184,921
Savings Deposits	661,237	664,474	529,550
Certificates of Deposit	511,468	508,728	562,750

Total Interest-Bearing Deposits	1,373,966	1,368,080	1,277,221

Total Deposits	1,594,236	1,611,055	1,503,081
Short-Term Borrowings	259,380	277,888	232,033
Federal Home Loan Bank Advances	18,479	19,666	42,907
Subordinated Notes	46,936	46,905	46,812
Accrued Interest Payable	3,331	2,612	2,747
Advances by Borrowers for Taxes and Insurance	2,163	1,265	3,569
Other Liabilities	22,464	20,628	28,767

Total Liabilities	1,946,989	1,980,019	1,859,916

Shareholders’ Equity
Common Stock, $.01 Par Value: 33,000,000 Shares Authorized;
Issued: 20,597,114 Shares at March 31,2007; 20,518,538 Shares and
20,439,616 Shares at December 31, 2006 and March 31, 2006, respectively	206	205	204
Capital Surplus	18,685	18,121	16,108
Retained Earnings	227,418	225,365	217,006
Accumulated Other Comprehensive Loss	(2,461)	(2,908)	(4,000)
Treasury Stock at Cost: 4,075,646 Shares at March 31, 2007;
3,750,811 and 3,550,811 Shares at December 31, 2006 and
March 31, 2006, respectively	(66,474)	(58,689)	(53,577)

Total Shareholders’ Equity	177,374	182,094	175,741

Total Liabilities and Shareholders’ Equity	$ 2,124,363	$ 2,162,113	$ 2,035,657

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended March 31
	2007	2006
Interest Income
Interest-Bearing Due from Banks	$ 34	$ 103
Federal Funds Sold	205	48
Securities Available for Sale	2,697	2,444
Dividends on Other Investments	246	348
Loans	31,761	27,188

Total Interest Income	34,943	30,131
Interest Expense
Deposits	12,965	8,420
Short-Term Borrowings	2,394	2,239
Federal Home Loan Bank Advances	254	779
Subordinated Notes	838	839

Total Interest Expense	16,451	12,277

Net Interest Income	18,492	17,854
Provision for Loan Losses	—	(250)

Net Interest Income after Provision for Loan Losses	18,492	18,104
Non-Interest Income
Deposit Charges	4,196	3,863
Loan Fees	245	509
Investment Product Sales Commissions	307	221
Sale of Loans	1,182	2,053
Other	394	794

Total Non-Interest Income	6,324	7,440
Non-Interest Expense
Salaries and Benefits	9,491	9,707
Net Occupancy	1,094	949
Equipment	1,316	2,159
Professional Services	776	881
Marketing	636	504
Telephone, Supplies, and Postage	712	714
Other Intangible Asset Amortization	80	85
OREO Expenses	(419)	(224)
Other	1,623	1,397

Total Non-Interest Expense	15,309	16,172

Income from Continuing Operations	9,507	9,372
Income Taxes	3,485	3,462

Income from Continuing Operations, Net of Taxes	6,022	5,910
Discontinued Operations
Income from Discontinued Operations	—	14,254
Income Taxes	—	5,601

Income from Discontinued Operations, Net of Taxes	—	8,653

Net Income	$ 6,022	$ 14,563

Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.37	$ 0.35
Income from Discontinued Operations, Net of Taxes	—	0.52

Net Income	$ 0.37	$ 0.87

Diluted Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.36	$ 0.35
Income from Discontinued Operations, Net of Taxes	—	0.50

Net Income	$ 0.36	$ 0.85

Dividends Per Common Share	$ 0.210	$ 0.200

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Shareholders’ Equity
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Common Stock				Accumulated Other
							Total
	Outstanding		Capital	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 2005	17,163,404	$ 202	$ 16,153	$ 204,089	$ (3,077)	$ (41,925)	$ 175,442
Comprehensive Income:
Net Income	—	—	—	14,563	—	—	14,563
Unrealized Loss on Securities Available for Sale of $1,101
Net of Income Taxes and Reclassification Adjustment of $0, Net of Income Taxes	—	—	—	—	(666)	—	(666)
Excess Unfunded Accumulated Pension Benefit Obligation	—	—	—	—	(257)	—	(257)

Total Comprehensive Income							13,640
Dividends on Common Stock- $0.20 per share	—	—	—	(3,382)	—	—	(3,382)
Exercise of Stock Options	86,218	1	892	—	—	—	893
Purchase of Vested Stock Options	—	—	(52)	—	—	—	(52)
Redemption of Common Stock	(2,750)	—	(77)	—	—	—	(77)
Payment for Fractional Shares	(399)		(11)	—	—	—	(11)
Tax Benefit of Option Compensation	—	—	482	—	—	—	482
Common Stock Issued under Deferred Compensation Plan	—	—	(7)	—	—	—	(7)
Common Stock to Be Issued under Stock Incentive Plans	—	—	750	(694)	—	—	56
Common Stock Issued under Restricted Stock Plans	71,978	1	—	—	—	—	1
Amortization of Restricted Common Stock	—	—	(2,097)	2,430	—	—	333
Stock Option Expense	—	—	73	—	—	—	73
Purchase of Treasury Stock	(429,757)	—	—	—	—	(11,653)	(11,653)
Reissuance of Treasury Stock	111	—	2	—	—	1	3

Balance at March 31, 2006	16,888,805	$ 204	$ 16,108	$ 217,006	$ (4,000)	$ (53,577)	$ 175,741

					Accumulated Other

	Common Stock
							Total
	Outstanding		Capital	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 2006	16,767,727	$ 205	$ 18,121	$ 225,365	$ (2,908)	$ (58,689)	$ 182,094
Adjustment to the liability for unrealized tax benefits upon adoption of Fin 48, net of income taxes		—	—	(500)	—	—	(500)

Adjusted Balance at January 1, 2007		205	18,121	224,865	(2,908)	(58,689)	181,594
Comprehensive Income:
Net Income	—	—	—	6,022	—	—	6,022
Unrealized Gain on Securities Available for Sale of $737
Net of Income Taxes and Reclassification Adjustment of $0, Net of Income Taxes	—	—	—	—	447	—	447

Total Comprehensive Income							6,469
Dividends on Common Stock- $0.21 per share	—	—	—	(3,469)	—	—	(3,469)
Exercise of Stock Options	87,977	1	1,228	—	—	—	1,229
Redemption of Common Stock	(36,651)	—	(903)	—	—	—	(903)
Common Stock Issued under Deferred Compensation Plan	—	—	(11)	—	—	—	(11)
Common Stock to Be Issued under Stock Incentive Plans	25,000	—	60	—	—	—	60
Common Stock Issued under Restricted Stock Plans	2,500	—	—	—	—	—	—
Common Stock Cancelled under Restricted Stock Plans	(250)	—	—	—	—	—	—
Amortization of Restricted Common Stock	—	—	141	—	—	—	141
Amortization of Stock Options	—	—	46	—	—	—	46
Purchase of Treasury Stock	(325,000)	—	—	—	—	(7,786)	(7,786)
Reissuance of Treasury Stock	165	—	3	—	—	1	4

Balance at March 31, 2007	16,521,468	$ 206	$ 18,685	$ 227,418	$ (2,461)	$ (66,474)	$ 177,374

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended March 31
	2007	2006
Cash Flows from Operating Activities
Net Income	$ 6,022	$ 14,563
Income from Discontinued Operations, Net of Taxes	—	8,653

Income from Continuing Operations, Net of Taxes	6,022	5,910
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Gain on Sale of Loans, Investments, and Premises and Equipment, Net	(1,163)	(2,142)
Amortization of Premium, Discount, and Intangibles, Net	(221)	477
Stock Option Expense	46	73
Depreciation and Amortization of Premises and Equipment	516	723
Amortization of Net Deferred Loan Fees	156	323
Provision for Loan Losses	—	(250)
Origination of Loans Held for Sale, Net of Principal Collected	(37,823)	(73,101)
Proceeds from Sale of Loans Held for Sale	46,299	77,645
Stock Compensation	60	56
Change in:
Accrued Interest Receivable	1,619	414
Other Assets	1,036	4,010
Accrued Interest Payable	719	917
Other Liabilities	1,336	(290)
Operating Cash Flows of Discontinued Operations	—	(381)

Net Cash Provided by Operating Activities	18,602	14,384

Cash Flows from Investing Activities
Proceeds from Maturities of Securities Available for Sale	56,954	4,094
Purchase of Securities Available for Sale	(49,975)	(21,035)
Principal Collected on Loans, Net of Originations	2,071	(5,386)
Proceeds from Sale of Loans and OREO	8,030	1,616
Purchase of Premises and Equipment	(818)	(849)
Investing Cash Flows of Discontinued Operations	—	10,054

Net Cash Provided (Used) by Investing Activities	16,262	(11,506)

Cash Flows from Financing Activities
Net Change in Deposits	(16,818)	53,822
Net Change in Short-Term Borrowings	(18,508)	11,301
Net Change in Advances by Borrowers for Taxes and Insurance	898	2,696
Repayment of Federal Home Loan Bank Advances	(1,187)	(205,658)
Borrowings of Federal Home Loan Bank Advances	—	206,200
Tax Benefit of Option Compensation	—	482
Stock Option Proceeds	326	816
Restricted Shares Issued	—	1
Deferred Compensation	(11)	(7)
Purchase of Treasury Stock	(7,786)	(11,653)
Purchase of Vested Stock Options	—	(52)
Payment of Fractional Shares	—	(11)
Reissuance of Treasury Stock	4	3
Dividends Paid	(3,469)	(3,382)

Net Cash Provided (Used) by Financing Activities	(46,551)	54,558

Net Change in Cash and Cash Equivalents	(11,687)	57,436
Cash and Cash Equivalents at Beginning of Year	101,328	63,054

Cash and Cash Equivalents at End of Period	$ 89,641	$ 120,490

See Notes to Condensed Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006
(Unaudited)

Note 1 – Basis of Presentation

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (comprising normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements include the accounts of First Indiana Corporation and its subsidiaries (“First Indiana” or “Corporation”). The principal subsidiary of the Corporation is First Indiana Bank and its subsidiaries (“Bank”). A summary of the Corporation’s significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

        In the Consolidated Statement of Shareholders’ Equity for the year ended December 31, 2006, First Indiana included in 2006 comprehensive income a cumulative adjustment, net of income taxes, of $739,000 from the adoption of SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This cumulative effect adjustment was properly included in the rollforward of accumulated other comprehensive income for the year but it should not have been included in comprehensive income for the year. Comprehensive income for the year, not including the $739,000 adjustment, was $33,857,000. Management concluded that this misstatement in presentation of comprehensive income was not material to the financial statements taken as a whole. The next time the Consolidated Statement of Shareholders’

Equity for the year ended December 31, 2006 is presented in a filing by First Indiana, the statement will be revised to properly conform with the requirements of SFAS 158.

Note 2 – Earnings Per Share

        The following table presents the calculation of basic and diluted earnings per share. Diluted earnings per share were not adjusted for anti-dilutive option shares since the exercise price for all outstanding options was less than the average market price for all periods presented.

(Dollars in Thousands, except Share and Per Share Data)

	Three Months Ended March 31
	2007	2006
Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes (Numerator)	$ 6,022	$ 5,910
Average Basic Shares Outstanding (Denominator)	16,375,678	16,764,221
Basic Earnings Per Share, Income from Continuing Operations, Net of Taxes	$ 0.37	$ 0.35

Diluted Earnings Per Share
Income From Continuing Operations, Net of Taxes (Numerator)	$ 6,022	$ 5,910
Average Basic Shares Outstanding	16,375,678	16,764,221
Add: Dilutive Effect of Stock Options, Deferred Shares and Restricted Stock	289,850	429,693

Average Diluted Shares Outstanding (Denominator)	16,665,528	17,193,914
Diluted Earnings Per Share, Income from Continuing Operations, Net of Taxes	$ 0.36	$ 0.35

Options to purchase shares not included in the computation of diluted net income per share because the options’ price was greater than the average market price of the common shares (anti-dilutive option shares)	—	—

Note 3 – Stock-Based Compensation

        Under the First Indiana Corporation 2004 Executive Compensation Plan (“2004 Plan”), First Indiana is authorized to provide cash and non-cash incentives (which may be options, restricted stock, or specified other stock-based awards) to its executives, key employees, and directors. At March 31, 2007, 839,281 stock-based award shares were available for grant under this plan.

        At March 31, 2007, the total unamortized fair value of non-vested awards (stock options, restricted stock and deferred share awards) was $2,854,000. The weighted average period over which this fair value will be recognized is 2.31 years.

        The following table illustrates the effect on net income for the three months ended March 31, 2007 and 2006 of the Corporation’s stock-based compensation plan under SFAS 123R.

(Dollars in Thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Total Cost of Stock-Based Payment Plans	$ 249	$ 513
Amount of Related Income Tax Benefit Included in Income	(84)	(174)

The total cost of stock-based payment plans for the first quarter of 2007 decreased $264,000 from the comparable cost for the first quarter of 2006 primarily due to cumulative adjustments resulting from changes in estimated award forfeiture rates.

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

Segment Reporting
(Dollars in Thousands)

	Community Bank	Consumer Finance	All Other	Consolidated Totals
First Quarter 2007
Average Segment Assets	$ 1,716,427	$ 23,055	$ 363,236	$ 2,102,718
Net Interest Income (Expense) (1)	17,370	221	901	18,492
Provision for Loan Losses	—	—	—	—
Non-Interest Income	4,641	1,175	508	6,324
Intangible Amortization	(80)	—	—	(80)
Other Non-Interest Expense	(6,190)	(169)	(8,870)	(15,229)
Intersegment Income (Expense) (2)	(4,368)	(149)	4,517	—
Income (Loss) from Continuing
Operations before Income Taxes	$ 11,373	$ 1,078	$ (2,944)	$ 9,507

First Quarter 2006
Average Segment Assets	$ 1,528,333	$ 37,480	$ 389,748	$ 1,955,561
Net Interest Income (Expense) (1)	15,510	472	1,872	17,854
Provision for Loan Losses	(250)	—	—	(250)
Non-Interest Income	4,807	2,020	613	7,440
Intangible Amortization	(85)	—	—	(85)
Other Non-Interest Expense	(5,495)	(1,006)	(9,586)	(16,087)
Intersegment Income (Expense) (2)	(3,919)	155	3,764	—
Income (Loss) from Continuing
Operations before Income Taxes	$ 11,068	$ 1,641	$ (3,337)	$ 9,372

(1)	The net interest income amounts in the segment results reflect the actual interest income and expense from segment activities and amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.

(2)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are eliminated from the Corporation’s actual results.

Note 6 – Certain Employee Benefit Plans

        The net periodic benefit cost of the supplemental pension benefit plan and the postretirement medical, dental, and life insurance programs recognized in the results of operations and other comprehensive income is as follows. Unrecognized prior service amounts and unrecognized net gains and losses for all plans are amortized using the straight-line method.

(Dollars in Thousands)

	Supplemental Pension Benefits		Postretirement Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2007	2006	2007	2006
Service Cost	$ 82	$ 76	$ 4	$ 4
Interest Cost	110	133	13	13
Expected Return on Plan Assets	—	—	—	—
Amortization of Net (Gain) or Loss	12	16	(15)	(15)
Amortization of Prior Service Cost	15	15	—	—
Amortization of Transition Obligation	3	3	—	—
Adjustment for Growth of Notional Balance	79	231	—	—

Total Net Periodic Benefit Cost	301	$474	2	$ 2

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Amortization of Net (Gain) or Loss	(12)		15
Amortization of Prior Service Cost	(15)		—
Amortization of Transition Obligation	(3)		—

Total Recognized in Other Comprehensive Income	(30)		15

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$ 271		$ 17

Note 7 – Goodwill, and Other Intangible Assets

        Goodwill at March 31, 2007 and 2006 was $30,682,000 all of which was assigned to the community bank segment.

        The following table summarizes the carrying amount of other intangible assets at March 31, 2007, December 31, 2006, and March 31, 2006.

(Dollars in Thousands)

Core Deposit Intangible
Gross Carrying Amount	$ 4,357
Less: Accumulated Amortization	(1,573)

Net Carrying Amount at March 31, 2007	$ 2,784

Gross Carrying Amount	$ 4,357
Less: Accumulated Amortization	(1,493)

Net Carrying Amount at December 31, 2006	$ 2,864

Gross Carrying Amount	$ 4,357
Less: Accumulated Amortization	(1,237)

Net Carrying Amount at March 31, 2006	$ 3,120

        Projected annual intangible amortization for the years 2007 through 2011 is $321,000, $300,000, $280,000, $260,000, and $239,000 respectively.

Note 8 – Obligations under Guarantees and Commitments and Contingencies

        As of March 31, 2007, the Corporation had issued $34,796,000 in standby letters of credit, predominately with remaining terms of three years or less. The Corporation has recognized a liability at March 31, 2007, December 31, 2006, and March 31, 2006 of $132,000, $103,000, and $120,000 respectively, relating to these commitments.

        At March 31, 2007, December 31, 2006, and March 31, 2006, the Corporation had reserves of $494,000, $494,000 and $442,000, respectively, included in other liabilities for losses on off-balance sheet credit exposures.

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

        Results of operations for Trust were as follows:

(Dollars in Thousands)

Three Months Ended March 31, 2006
Non-Interest Income
Trust Fees	$ —
Gain on Sale of Trust Operations	14,882

Total Non-Interest Income	14,882

Non-Interest Expense
Salaries and Benefits	618
Net Occupancy	1
Equipment	—
Professional Services	9
Marketing	—
Telephone, Supplies, and Postage	4
Other	(4)

Total Non-Interest Expense	628

Income before Tax	14,254
Income Tax	5,601

Net Income	$ 8,653

Note 10 – Income Taxes

        Total income tax expense for the first quarter of 2007 was $3,485,000, as compared to $3,462,000 for the same period of 2006. The effective tax rates for the first quarter of 2007 and 2006 were 36.7 percent and 36.9 percent, respectively.

        The Corporation adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination.

        The Corporation’s total liabilities for unrecognized tax benefits approximated $6,998,000 on January 1, 2007. In accordance with FIN 48, the Corporation recognized a cumulative-effect adjustment of $500,000, increasing its liabilities for unrecognized tax benefits and interest and reducing the January 1, 2007 balance of retained earnings. The amount of unrecognized tax benefits did not materially change from January 1, 2007 to March 31, 2007.

        At January 1, 2007, the Corporation had $4,084,000 in unrecognized tax benefits that, if recognized, would reduce the Corporation’s effective tax rate. The Corporation believes that it is reasonably possible that the total amount of unrecognized tax benefits related to potential state tax liabilities could change by a significant amount in the next twelve months as a result of the expiration of statutes, resolution of state income tax examinations and other matters. An estimate of the range of reasonably possible change in liabilities for unrecognized tax benefits cannot be made.

        The Corporation recognizes interest and penalties related to unrecognized tax positions in the provision for income tax expense. The Corporation had approximately $951,000 accrued for the payment of interest and $89,000 accrued for penalties at January 1, 2007.

        The Corporation files income tax returns in the U.S. Federal jurisdiction, as well as various state taxing jurisdictions. The Corporation is subject to Federal income tax examinations by tax authorities for the tax years 2003 through 2006, and generally subject to various state tax examinations for tax years 2000 through 2006. Additionally, the Corporation is currently under examination by the Indiana Department of Revenue for the tax years 2003-2005.

Note 11 – Recently Issued Accounting Pronouncements

        In September 2006, FASB released Statement of Financial Accounting Standard (“SFAS”) 157 “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation will be reviewing and evaluating SFAS 157, and therefore the impact of its adoption to First Indiana’s financial condition, results of operations, or cash flows is not yet known.

        In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The statement allows companies to elect measuring specified financial instruments at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” must be applied to individual contracts, is irrevocable for every contract chosen to be measured at fair value, and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of the contract. Companies may elect fair-value treatment when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. Companies that elect fair-value measurement are required under SFAS 159 to report assets and liabilities that are measured at fair-value separately from assets and liabilities measured using another measurement attribute (i.e. historical cost). The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which a company elects fair-value measurement is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. For First Indiana, SFAS 159 is effective January 1, 2008. Retrospective application is not allowed. Under early adoption provisions of the statement, First Indiana may adopt the statement effective January 1, 2007. However the Corporation did not elect early adoption of SFAS 159. The Corporation will be reviewing and evaluating SFAS 159, and therefore the impact of its adoption to First Indiana’s financial condition, results of operations, or cash flows is not yet known.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        This Quarterly Report contains forward-looking statements. See Part II, ‘Item 1A. Risk Factors’ and ‘Item 5. Other Information’ within this report for further information on the risks and uncertainties associated with forward-looking statements.

        This section of this Quarterly Report discusses the financial condition and results of operations of the Corporation for the three month period ended March 31, 2007 and serves to update the 2006 Annual Report on Form 10-K (“Form 10-K”). This section should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated financial statements and notes presented in this Form 10-Q.

Financial Highlights
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)

	For the Three Months Ended
	March 31 2007	December 31 2006	March 31 2006
Net Interest Income	$ 18,492	$ 18,179	$ 17,854
Provision for Loan Losses	—	—	(250)
Non-Interest Income	6,324	6,530	7,440
Non-Interest Expense	15,309	15,345	16,172
Income from Continuing Operations, Net of Taxes	6,022	6,010	5,910
Income from Discontinued Operations, Net of Taxes	—	—	8,653
Net Income	6,022	6,010	14,563
Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.37	$ 0.36	$ 0.35
Income from Discontinued Operations, Net of Taxes	—	—	0.52

Net Income	$ 0.37	$ 0.36	$ 0.87

Diluted Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.36	$ 0.35	$ 0.35
Income from Discontinued Operations, Net of Taxes	—	—	0.50

Net Income	$ 0.36	$ 0.35	$ 0.85

Dividends Per Share	$ 0.210	$ 0.200	$ 0.200
Net Interest Margin	3.75%	3.65%	3.90%
Efficiency Ratio (1)	61.69	62.10	63.94
Annualized Return on Average Assets (2)	1.16	1.13	3.02
Annualized Return on Average Equity (2)	13.51	13.20	32.49

Average Basic Shares Outstanding	16,375,678	16,482,585	16,764,221
Average Diluted Shares Outstanding	16,665,528	16,842,036	17,193,914

	March 31 2007	December 31 2006	March 31 2006

Assets	$ 2,124,363	$ 2,162,113	$ 2,035,657
Loans	1,675,780	1,694,687	1,567,656
Deposits	1,594,237	1,611,055	1,503,081
Shareholders’ Equity	177,374	182,094	175,741
Shareholders’ Equity/Assets	8.35%	8.42%	8.63%
Tangible Equity/Tangible Assets	6.88%	6.98%	7.09%
Shareholders’ Equity Per Share	$ 10.74	$ 10.87	$ 10.41
Market Closing Price	21.85	25.36	27.90
Shares Outstanding	16,521,468	16,767,727	16,888,805

(1)	Based on continuing operations.

(2)	Includes earnings from continuing and discontinued operations.

Summary of Corporation’s Results

        The primary sources of First Indiana’s revenue are net interest income from loans and deposits, and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

        The Corporation reported net income and income from continuing operations of $6,022,000, or $0.36 per diluted share for the three months ended March 31, 2007. Net income for the first quarter of the previous year was $14,563,000, or $0.85 per diluted share, while income from continuing operations for the first quarter of 2006 was $5,910,000, or $0.35 per diluted share. Income from discontinued operations, net of taxes, totaled $8,653,000, or $0.50 per diluted share for the three month period ended March 31, 2006 and reflects the sale of the Bank’s Trust operations.

        Annualized return on average total assets was 1.16 percent for the three months ended March 31, 2007 compared with 3.02 percent for the same period one year ago. Annualized return on average total assets for the first three months of 2006, adjusted for the impact of income from discontinued operations and the expenses associated with the conversion of the corporation’s core processor, was 1.28 percent.

        Annualized return on average total equity was 13.51 percent for the three months ended March 31, 2007 compared with 14.49 percent for the same period one year ago (similarly adjusted for the impact of income from discontinued operations).

Net Interest Income

        This section should also be reviewed in conjunction with the ‘Net Interest Margin’ table presented below.

        Net interest income for the first quarter of 2007 was $18,492,000 compared to $17,854,000 for the first quarter of 2006. Net interest margin was 3.75 percent for the first quarter of 2007, compared to 3.90 percent for the first quarter of 2006. As rates increased in 2006, the Bank’s customers continued to manage their funds more aggressively, choosing higher cost, more rate sensitive products. This shift has altered the interest rate risk profile of the Corporation’s balance sheet, effectively eliminating the asset-sensitive position maintained in the past. In addition, the Bank experienced competition in lending spreads resulting in lower earning asset yields. As a result, net interest margin was compressed compared to the same period one year earlier. Offsetting the decrease in first quarter 2007 net interest income from first quarter 2006 net interest income was a $737,000 interest recovery on a previously charged off commercial loan.

        Earning assets averaged $1,979,808,000 in the first quarter of 2007, compared with $1,838,264,000 for the same quarter in 2006. The increases in earning assets were primarily due to higher loan balances outstanding. For the three months ended March 31, 2007, loans averaged $1,683,599,000, compared to $1,551,312,000 for the first quarter of 2006.

        The following table provides information on the Corporation’s net interest margin.

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Three Months Ended
	March 31, 2007			March 31, 2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-Bearing Due from Banks	$ 2,620	$ 34	5.08%	$ 8,987	$ 103	4.67%
Federal Funds Sold	14,836	205	5.48	4,310	48	4.52
Securities Available for Sale	258,747	2,697	4.17	247,115	2,444	3.96
Other Investments	20,006	246	4.91	26,540	348	5.25
Loans
Business	619,512	12,708	8.14	531,336	9,735	7.43
Commercial Real Estate	186,572	3,963	8.43	160,987	3,169	7.98
Single-Family Construction	132,658	2,839	8.49	100,551	1,921	7.75
Consumer	480,518	8,729	7.27	497,205	9,070	7.30
Residential Mortgage	264,339	3,522	5.33	261,233	3,293	5.04

Total Loans	1,683,599	31,761	7.65	1,551,312	27,188	7.06

Total Earning Assets	1,979,808	34,943	7.03	1,838,264	30,131	6.60
Other Assets	122,910			117,297

Total Assets	$2,102,718			$1,955,561

Liabilities and Shareholders’ Equity

Interest-Bearing Deposits
Demand Deposits	$ 195,425	$ 648	1.32%	$ 182,699	$ 323	0.72%
Savings Deposits	676,524	6,303	3.70	499,109	3,319	2.70
Certificates of Deposit	511,766	6,014	4.66	482,600	4,778	4.02

Total Interest-Bearing Deposits	1,383,715	12,965	3.72	1,164,408	8,420	2.93
Short-Term Borrowings	227,984	2,394	4.17	239,319	2,239	3.79
Federal Home Loan Bank Advances	18,768	254	5.36	65,871	779	4.80
Subordinated Notes	46,925	838	7.14	46,802	839	7.17

Total Interest-Bearing Liabilities	1,677,392	16,451	3.89	1,516,400	12,277	3.28
Non-Interest-Bearing Demand Deposits	214,756			220,574
Other Liabilities	29,719			36,833
Shareholders’ Equity	180,851			181,754

Total Liabilities and Shareholders’ Equity	$2,102,718			$1,955,561

Net Interest Income/Spread		$ 18,492	3.14%		$17,854	3.32%

Net Interest Margin			3.75%			3.90%

Summary of Loan Loss Experience and Non-Performing Assets

        In the first quarter 2007, the provision for loan losses was $0 compared to a negative $250,000 for the first quarter of 2006, reflecting the credit quality of the loan portfolio.

        Net loan charge-offs for the three months ended March 31, 2007 were $1,090,000 compared to $483,000 for the three months ended March 31, 2006. Net charge-offs of business loans for the three months ended March 31, 2007, totaled $252,000, compared with $106,000 in net recoveries for the three months ended March 31, 2006. Net consumer loan charge-offs for the three months ended March 31, 2007, were $754,000, compared with $451,000 for the three months ended March 31, 2006.

        At March 31, 2007, the allowance for loan losses to total loans was 1.75 percent compared to 1.80 percent at December 31, 2006 and 2.45 percent at March 31, 2006. The allowance for loan losses to non-performing loans at March 31, 2007 decreased to 592.80 percent compared to 848.08 percent at March 31, 2006 but increased from 232.52 percent at December 31, 2006. The decrease in the allowance for loan losses to total loans ratio for 2007 is attributable to a decrease in the allowance for loan losses. This lower balance reflects the credit quality improvement in the Bank’s loan portfolio from the three months ended March 31, 2007, as compared to the same period of 2006.

Loan Charge-Offs and Recoveries
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Three Months Ended
	March 31 2007	December 31 2006	March 31 2006
Allowance for Loan Losses at Beginning of Period	$30,463	$34,972	$ 39,168
Charge-Offs
Business	682	3,697	128
Commercial Real Estate	—	498	—
Consumer	1,160	1,347	1,125
Residential Mortgage	102	22	139

Total Charge-Offs	1,944	5,564	1,392
Recoveries
Business	430	412	234
Single-Family Construction	—	35	1
Consumer	406	608	674
Residential Mortgage	18	—	—

Total Recoveries	854	1,055	909

Net Charge-Offs	1,090	4,509	483
Provision for Loan Losses	—	—	(250)

Allowance for Loan Losses at End of Period	$29,373	$30,463	$ 38,435

Net Charge-Offs to Average Loans (Annualized)	0.26%	1.05%	0.13%
Allowance for Loan Losses to Loans at End of Period	1.75	1.80	2.45
Allowance for Loan Losses to Non-Performing Loans at End of Period	592.80	232.52	848.08

        Non-performing assets at March 31, 2007 were $4,980,000, or 0.30 percent of loans and foreclosed assets, compared with $13,101,000, or 0.77 percent of loans and foreclosed assets at December 31, 2006, and $4,550,000, or 0.29 percent of loans and foreclosed assets at March 31, 2006. Non-performing business loans decreased to $1,317,000 at March 31, 2007, compared with $9,774,000 at December 31, 2006, and $728,000 at March 31, 2006. Consumer and residential non-performing loans totaled $2,265,000 at March 31, 2007, up from $2,370,000 at December 31, 2006, and $1,212,000 at March 31, 2006. The decrease in business non-performing loans is primarily due to the sale of one loan in the first quarter of 2007 with a book value of $7,604,000 resulting in a charge-off of $655,000.

Non-Performing Assets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	March 31, 2007	December 31, 2006	March 31, 2006
Non-Performing Loans
Non-Accrual Loans
Business	$1,277	$ 9,064	$ 728
Commercial Real Estate	753	723	—
Consumer	1,208	917	638
Residential Mortgage	948	705	426

Total Non-Accrual Loans	4,186	11,409	1,792

Accruing Loans Past Due 90 Days or More
Business	40	710	—
Commercial Real Estate	275	209	2,592
Single-Family Construction	345	—	—
Consumer	109	445	148
Residential Mortgage	—	303	—

Total Accruing Loans Past Due 90 Days or More	769	1,667	2,740

Total Non-Performing Loans	4,955	13,076	4,532
Foreclosed Assets	25	25	18

Total Non-Performing Assets	$4,980	$13,101	$4,550

Non-Performing Loans to Loans at End of Period	0.30%	0.77%	0.29%
Non-Performing Assets to Loans and Foreclosed Assets at End of Period	0.30	0.77	0.29

Non-Interest Income

        Total non-interest income was $6,324,000 for the three months ended March 31, 2007, compared with $7,440,000 for the same period in 2006.

        Deposit charges increased 8.6 percent to $4,196,000 in the first quarter of 2007, compared to $3,863,000 in the first quarter of 2006. The increases in deposit charges were primarily due to increases in returned check fees and ATM / debit card fees.

        Loan fees decreased 51.9 percent to $245,000 in the first quarter of 2007, compared to $509,000 for the same quarter in 2006. The decrease is primarily due to lower construction and commercial loan fees.

        Investment product sales commissions in the first quarter of 2007 increased 38.9 percent to $307,000 compared to first quarter 2006 revenues of $221,000. This increase reflects a higher level of 2007 sales and was the result of targeted sales efforts within this product line.

        Gains on the sale of loans (primarily closed-end and line of credit home equity loans) were $1,182,000 in the first quarter of 2007, a decrease of 42.4 percent from $2,053,000 for the same quarter last year. The gain on the sale of loans in the fourth quarter of 2006 was $1,119,000. The decrease in gains on the sale of loans in the comparable first quarter period was a result of increased competition and rising interest rates, which caused lower volume in the sale of loans. However, along with first quarter 2007 gains on the sale of loans, both wholesale loan originations and sales in the first quarter of 2007 stabilized from comparable gains and volumes in the fourth quarter of 2006.

        The Bank originates home equity loans through both retail and wholesale networks. The retail network essentially functions through the Bank’s 32 banking centers throughout the Central Indiana market area. The wholesale network originates loans nationally. Retail loan originations are intended to increase the retail portfolio while wholesale loan originations are targeted for sale into the secondary market. Home equity loans originated in the first quarter of 2007 totaled $53,520,000 ($9,874,000 retail, $43,646,000 wholesale), compared to first quarter 2006 home equity loan originations of $99,926,000 ($17,424,000 retail, $82,502,000 wholesale). The decrease in both retail and wholesale loan originations continues the trend from prior 2006 quarters. However, wholesale origination volume in the first quarter of 2007 was only slightly below fourth quarter 2006 volume ($54,026,000). Home equity loans sold in the three months ended March 31, 2007 totaled $45,120,000, compared with home equity loans sold in the three months ended March 31, 2006, totaling $73,836,000 and fourth quarter 2006 sales of $47,677,000. Loans held for sale at March 31, 2007 totaled $17,392,000 compared to $30,300,000 at March 31, 2006.

        The Bank repurchased seven loans from investors during the first quarter of 2007 for a total of $765,000 compared to first quarter 2006 repurchases of five loans for a total of $353,000. Repurchased loans for the entire year of 2006 totaled 25 loans for a total of $1,927,000. Management anticipates loan repurchases during the remainder of 2007 to be higher than experienced during 2006, but management is unable to estimate the increase at this time. The financial impact of repurchased loans is predominantly in reduced loan sale income and increased consumer loan charge-offs.

        Investor changes have had a material impact on the volume of loans the Bank originated and the margins received on the loans sold. The Bank anticipates that it will continue to develop relationships with new and existing investors to meet changing investor demand.

        Other income in the first quarter of 2007 was $394,000 compared to $794,000 in the first quarter of 2006. The majority of the other income totals for the periods noted is comprised of earnings on the cash surrender value of life insurance and other consumer loan fees; both of which decreased in the first quarter of 2007 when compared to the first quarter of 2006.

Non-Interest Expense

        Non-interest expense for the three months ended March 31, 2007 was $15,309,000, as compared to $16,172,000 for the same period in 2006, a decrease of 5.3 percent. Non-interest expense in 2006 included $930,000 of expenses associated with the Corporation’s conversion to a new core processor.

        Salaries and benefits expense for the three months ended March 31, 2007 was $9,491,000, compared to $9,707,000 for the three months ended March 31, 2006. Salaries expense was $6,865,000 in the first quarter of 2007, an increase of 0.3 percent when compared to $6,843,000 for the first quarter of 2006. The Corporation had 506 full time equivalent employees (“FTEs”) at March 31, 2007, as compared with 516 FTEs at March 31, 2006. Employee benefits expense was $2,626,000 for the three months ended March 31, 2007, as compared with $2,864,000 for the same period of 2006. The decrease in employee benefits expense in 2007 reflects the decreased costs of the Corporation’s defined benefit and supplemental executive pension plans ($262,000).

        Equipment expense in the first quarter of 2007 decreased 39.0 percent to $1,316,000 from $2,159,000 in the first quarter of 2006. This decrease is largely explained by a $689,000 core processor contract cancellation fee expensed during the first quarter of 2006.

        Professional services expense decreased to $776,000 in the first quarter of 2007, down from $881,000 in the first quarter of 2006. This decrease is largely explained by $71,000 in core conversion costs recognized during the first quarter of 2006.

        Net occupancy expense increased 15.3 percent in the first quarter of 2007 to $1,094,000 from $949,000 for the same period of 2006. A significant component of this year-to-year increase was due to additional snow removal expenses in 2007.

        Marketing expense for the first quarter of 2007 was $636,000, as compared with $504,000 for the first quarter of 2006, an increase of 26.2 percent. This increase reflects a higher level of marketing costs in the first quarter of 2007 when compared to the same period one year ago.

        Net revenue from other real estate owned (“OREO”) operations in the first quarter of 2007 was $419,000, compared to a net revenue balance of $224,000 for the same period of 2006. In the first quarter of 2007, the Bank recognized $425,000 in net consumer OREO recoveries. The net revenue amount in the first quarter of 2006 was the result of a $232,000 gain on the sale of a commercial real estate OREO property.

        Other operating expenses increased 16.2 percent to $1,623,000 in the first quarter of 2007 compared with $1,397,000 for the same period in 2006. This increase in 2007 expense when compared to 2006 expense was primarily due to higher check and debit card losses ($111,000) along with a one-time fraud loss of $83,000.

Income Tax Expense from Continuing Operations

        Total income tax expense for the first quarter of 2007 was $3,485,000, as compared to $3,462,000 for the same period of 2006. The effective tax rates for the first quarter of 2007 and 2006 were 36.7 percent and 36.9 percent, respectively.

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

Financial Condition

        Total assets at March 31, 2007 were $2,124,363,000, a decrease of $37,750,000 from $2,162,113,000 at December 31, 2006 and an increase of $88,706,000 from $2,035,657,000 at March 31, 2006.

        Loans outstanding were $1,675,780,000 at March 31, 2007, compared to $1,694,687,000 at December 31, 2006, and $1,567,656,000 at March 31, 2006.

        Business loans increased 0.3 percent to $621,749,000 at March 31, 2007, compared with $619,891,000 at December 31, 2006, and increased 13.8 percent from $546,425,000 at March 31, 2006. The increases in business loans are primarily due to the deliberate and continuing shift in the mix of loans in the Bank’s portfolios, emphasizing credits that match the Corporation’s targeted risk profile, and expansion of the business loan portfolio through business development programs.

        Commercial real estate loans at March 31, 2007 decreased 1.4 percent to $188,331,000 from $191,020,000 at December 31, 2006 and increased 12.9 percent from $166,847,000 one year ago. The Bank’s portfolio of commercial real estate loans is predominately concentrated in properties located in the Bank’s local market area or in loans to entities headquartered in the Indianapolis market.

        At March 31, 2007, the Bank’s construction loans outstanding were $133,454,000, an increase of 5.2 percent over the December 31, 2006 balance of $126,916,000 and a 29.1 percent increase over the March 31, 2006 balance of $103,357,000. Since the sale of its non-Indiana residential construction loan business in 2004, the Bank’s strategy has been to grow this portfolio through lending in the local market. As the construction loan portfolio increases, the Corporation is subject to additional credit risk inherent within construction lending. The Corporation continues to manage credit risk through appropriate loan selection, by defining and limiting exposures to a single client, by requiring collateral and integrating consistent lending policies and underwriting criteria throughout the credit process.

        Consumer loans outstanding totaled $471,299,000 at March 31, 2007, as compared to $488,173,000 at December 31, 2006 and $488,697,000 at March 31, 2006. The decreases in consumer loans have resulted as management has narrowed its consumer portfolio focus to locally sourced customer products. In addition, the inverted yield curve has produced a shift in consumer preference to longer term fixed-rate loans.

        Residential mortgage loans outstanding at March 31, 2007 totaled $260,947,000, as compared to $268,687,000 at December 31, 2006 and $262,330,000 at March 31, 2006. In the fourth quarter of 2006, the Bank established First Indiana Mortgage, LLC (“First Indiana Mortgage”), a joint venture with Wells Fargo Mortgage. First Indiana Mortgage operates within the Indianapolis marketplace utilizing selected branch offices and offers a wide array of mortgage products to First Indiana clients and prospects. The purpose of this joint venture is to expand and deepen relationships with First Indiana clients and provide products that the Bank is unable to profitably provide. The Bank expects this collaboration to both increase fee income and reduce expenses (primarily related to residential loan originations). First Indiana Mortgage’s activities do not conflict with our consumer finance business, but will reduce the amount of residential mortgages on the balance sheet as the existing portfolio pays down.

        In the first quarter of 2007, the Bank has experienced a retraction in deposit balances from December 31, 2006. Deposits at March 31, 2007 decreased 1.04 percent to $1,594,236,000 from December 31, 2006 deposits of $1,611,055,000 but increased 6.1 percent over March 31, 2006 deposits of $1,503,081,000. To analyze the factors contributing to the reduction in deposits, quarterly average balances afford better standards for comparison and will be used for the remainder of this discussion. Average deposit balances for the first quarter of 2007 were $1,598,471,000 versus $1,618,641,000 for the fourth quarter of 2006; a decrease of 1.25 percent. Retail time and commercial savings balances were the largest factors in declining deposit balances, down 3.27 percent and 4.11 percent, respectively. Increased volumes of time deposit maturities and a competitive rate environment was the primary cause of the decrease in time deposit balances, while commercial savings declines were mainly the result of the loss of one large client. Retail savings balances were higher by 3.05 percent, due to pricing initiatives and seasonality factors. Demand balances were lower by less than 1.00 percent as growth in retail demand balances were offset by commercial demand declines. The Bank remains committed to expanding its retail branch network as a source for more stable, low cost funds, as well as, maximizing the deposit potential of current branches.

        Borrowed funds totaled $324,795,000 at March 31, 2007, as compared to $344,459,000 at December 31, 2006 and $321,752,000 at March 31, 2006. Repurchase agreements with customers totaled $259,380,000 at March 31, 2007, a decrease of 7.1 percent from the comparable balance of $277,888,000 at December 31, 2006 and an 11.8 percent increase from the comparable balance of $232,033,000 at March 31, 2006.

Capital

        At March 31, 2007, shareholders’ equity was $177,374,000, or 8.34 percent of total assets, compared with $182,094,000, or 8.42 percent of total assets, at December 31, 2006 and $175,741,000, or 8.63 percent of total assets, at March 31, 2006. The decrease in the equity ratio at March 31, 2007 is due primarily to stock repurchases, as well as the growth in total assets. During the first three months of 2007, the Corporation repurchased 325,000 shares of common stock under a program authorized by the Board of Directors that reduced shareholders’ equity by $7,786,000. Also, during the same period, the bank issued 88,000 common shares due to option exercises and 25,000 common shares under deferred share award agreements.

        The Corporation paid quarterly cash dividends of $0.21 per common share in the first quarter of 2007, an increase of 5.0 percent over the $0.20 cash dividends paid during each quarter of 2006. The Board of Directors of the Corporation declared on April 18, 2007, a quarterly cash dividend of $0.21 per share of common stock. The cash dividend will be paid June 15, 2007 to shareholders of record as of June 6, 2007. This is the 82nd consecutive quarter First Indiana Corporation has paid a cash dividend.

        On April 19, 2006, the Board of Directors of the Corporation approved the repurchase, from time to time, on the open market of up to 1,000,000 outstanding shares of the Corporation’s common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board’s authorization has no expiration date. During the first quarter of 2007, the Corporation repurchased 325,000 shares of its common stock under this repurchase program.

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

        The decrease in the capital ratios of the Corporation and the Bank at March 31, 2007, compared to December 31, 2006 and March 31, 2006, is due to regulatory capital increases from current year earnings primarily being offset by regulatory capital decreases from stock repurchases and quarterly dividends. However, the Bank continues to exceed the capital levels set by FDICIA for a bank to be considered well-capitalized.

        The following table shows the Corporation’s and the Bank’s capital levels and compliance with all capital requirements at March 31, 2007, December 31, 2006 and March 31, 2006.

(Dollars in Thousands)

	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2007
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$170,285	8.23%	$ 82,771	4.00%	N/A	N/A
First Indiana Bank, N.A	177,962	8.62	82,593	4.00	$103,241	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$170,285	9.70%	$ 70,186	4.00%	N/A	N/A
First Indiana Bank, N.A	177,962	10.17	69,992	4.00	$104,988	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$214,592	12.23%	$140,372	8.00%	N/A	N/A
First Indiana Bank, N.A	199,933	11.43	139,984	8.00	$174,980	10.00%
December 31, 2006
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$175,348	8.43%	$ 83,209	4.00%	N/A	N/A
First Indiana Bank, N.A	177,836	8.56	83,089	4.00	$103,862	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$175,348	10.56%	$ 66,412	4.00%	N/A	N/A
First Indiana Bank, N.A	177,836	10.74	66,256	4.00	$ 99,384	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$218,496	13.16%	$132,824	8.00%	N/A	N/A
First Indiana Bank, N.A	198,667	11.99	132,511	8.00	$165,639	10.00%
March 31, 2006
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$169,508	8.82%	$ 76,872	4.00%	N/A	N/A
First Indiana Bank, N.A	182,024	9.49	76,743	4.00	$ 95,929	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$169,508	10.45%	$ 64,901	4.00%	N/A	N/A
First Indiana Bank, N.A	182,024	11.24	64,903	4.00	$ 97,354	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$212,263	13.08%	$129,802	8.00%	N/A	N/A
First Indiana Bank, N.A	202,498	12.51	129,806	8.00	$162,257	10.00%

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

Liquidity

        First Indiana Corporation is a financial holding company and conducts substantially all of its operations through the Bank. The Corporation had no significant assets other than its investment in the Bank and a receivable of $8,230,000 due from the Bank at March 31, 2007.

        The Bank’s primary source of funds is deposits, which totaled $1,594,236,000 at March 31, 2007, $1,611,055,000 at December 31, 2006, and $1,503,081,000 at March 31, 2006. The Bank also relies on advances from the Federal Home Loan Bank of Indianapolis, repurchase agreements, loan payments, loan payoffs, and the sale of loans as sources of funds. Although the Bank continues to rely on deposits as its chief source of funds, the use of borrowed funds, including FHLB advances, continues to be an important component of the Bank’s liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

        The Bank’s primary use of funds is loans, which totaled $1,675,780,000 at March 31, 2007, $1,694,687,000 at December 31, 2006, and $1,567,656,000 at March 31, 2006. In addition, the Bank invests in short-term investments and securities available for sale.

        The Corporation adopted the provisions of FIN 48 on January 1, 2007. The adoption on FIN 48 did not have a material effect on the contractual obligations table presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

        The Corporation uses a model that measures interest rate sensitivity to determine the impact on net interest income of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposit, estimated borrowing needs, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest rate sensitive instruments that are held to maturity or available for sale. The Corporation has no trading assets. Based on the information and assumptions in effect at March 31, 2007, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 0.1 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 2.0 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results.

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

        At March 31, 2007, First Indiana’s six-month and one-year cumulative gap stood at a negative 3.85 percent and a negative 0.93 percent, respectively, of total interest-earning assets. This negative gap means that 3.85 percent and 0.93 percent of First Indiana’s liabilities will reprice within six months and one year, respectively, without a corresponding repricing of earning assets. This compares with a negative six-month gap of 1.18 percent and a negative one-year gap of 2.46 percent at December 31, 2006. The increase of the six month cumulative negative gap at March 31, 2007 from the gap at December 31, 2006 is primarily the result of a $32,592,000 decrease in securities available for sale repricing within six months.

        The following table shows First Indiana’s interest rate sensitivity at March 31, 2007 and December 31, 2006.

(Dollars in Thousands)

	Rate	Balance	Percent of Total	Within 180 Days	Over 180 Days to One Year	Over One Year to Five Years	Over Five Years
Interest-Earning Assets
Interest-Bearing Due from Banks	5.20%	$ 2,598	0.13%	$ 2,598	$ —	$ —	$ —
Federal Funds Sold	5.20	42,700	2.14	42,700	—	—	—
Securities Available for Sale	5.07	257,058	12.86	39,028	122,884	95,146	—
Other Investments	4.65	20,006	1.00	—	—	—	20,006
Loans (1)
Business	7.87	621,749	31.11	456,546	18,010	147,193	—
Commercial Real Estate	8.42	188,331	9.43	164,988	3,172	9,353	10,818
Single-Family Construction	8.63	133,454	6.68	133,454	—	—	—
Consumer	7.33	471,299	23.59	206,632	23,818	147,673	93,176
Residential Mortgage	5.41	260,947	13.06	45,897	40,867	139,784	34,399

	7.07	$ 1,998,142	100.00%	1,091,843	208,751	539,149	158,399

Interest-Bearing Liabilities
Deposits
Demand Deposits (2)	0.64	$ 201,261	11.85%	23,435	—	—	177,826
Savings Deposits (2)	3.77	661,237	38.92	608,984	1,340	10,718	40,195
Certificates of Deposit under $100,000	4.78	329,835	19.42	154,845	96,131	78,750	109
Certificates of Deposits $100,000 or Greater	5.17	181,633	10.69	122,198	30,463	28,972	—

	3.74	1,373,966	80.88	909,462	127,934	118,440	218,130
Borrowings
Short-Term Borrowings	4.15	259,380	15.27	259,380	—	—	—
FHLB Advances	5.42	18,479	1.09	—	10,000	710	7,769
Subordinated Notes	7.15	46,936	2.76	—	12,435	12,257	22,244

	3.91	1,698,761	100.00%	1,168,842	150,369	131,407	248,143

Net - Other (3)		299,381		—	—	—	299,381

Total		$1,998,142		1,168,842	150,369	131,407	547,524

Rate Sensitivity Gap				$(76,999)	$58,382	$407,742	$(389,125)

March 31, 2007 - Cumulative Rate Sensitivity Gap				$(76,999)	$(18,617)	$389,125

Percent of Total Interest-Earning Assets				-3.85%	-0.93%	19.47%

December 31, 2006 - Cumulative Rate Sensitivity Gap				$(23,880)	$(49,776)	$402,646

Percent of Total Interest-Earning Assets				-1.18%	-2.46%	19.88%

(1)	The distribution of fixed-rate loans and mortgage-backed securities is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable-rate loans is based on the earliest repricing date for each loan. Included in loans are $17.4 million of consumer loans held for sale.

(2)	A portion of these deposits has been included in the Over Five Years category to reflect management’s assumption that these accounts are not rate-sensitive. This assumption is based upon the historical trends on these types of deposits experienced through periods of significant increases and decreases in interest rates with minimal changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.

(3)	Net - Other is the excess of non-interest-bearing liabilities and shareholders’ equity over non-interest-earning assets.

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

Part II         Other Information

Items 1 and 3 are not applicable.

Item 1.A. Risk Factors

        There have been no material changes from the risk factors previously disclosed in the Corporation’s December 31, 2006 Annual Report on Form10-K except as noted below.

The Corporation’s Consumer Finance Bank segment of operations may be adversely affected if the Bank is unable to secure adequate funding from secondary market investors or if the Bank is unable to originate sufficient volumes of consumer loans saleable into the secondary market. Further, agreements by the Corporation to repurchase previously sold loans may result in decreased loan sale income and increased consumer loan charge-offs. Both the origination and sale of its consumer loans expose the Corporation to potential liquidity risk, as well as volatility in the gains on sale of loans.

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

        As a normal condition of loan sales to investors, the Bank has agreed to repurchase loans sold that do not perform to agreed-upon levels, such as first payment defaults. In addition, a repurchase obligation may be triggered if a loan does not meet specified representations related to credit information, loan documentation and collateral. Management anticipates loan repurchases during the remainder of 2007 to be higher than experienced during 2006, but management is unable to estimate the increase at this time. The financial impact of repurchased loans is predominantly in reduced loan sale income and increased consumer loan charge-offs.

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

ISSUER PURCHASES OF FIRST INDIANA COMMON STOCK SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2007 to January 31, 2007	187,600	$23.87	187,600	612,400
February 1, 2007 to February 28, 2007	137,400	$24.07	137,400	475,000
March 1, 2007 to March 31, 2007	497	$22.18	—	475,000

Total	325,497	$23.95	325,000	475,000

(1)	Shares of common stock are purchased by the Corporation in the open market and held in trust for certain of the Corporation’s Directors under the Director’s Deferred Fee Plan described in the Corporation’s Proxy Statement. In the first quarter of 2007, 497 shares were purchased under this plan.

(2)	On April 19, 2006, the Board of Directors of the Corporation approved the repurchase, from time to time, on the open market of up to 1,000,000 outstanding shares of the Corporation’s common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board’s authorization has no expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held April 18, 2007.

Proposal No. 1: Election of Directors. The following directors were elected at this meeting:

	Votes For	Votes Withheld
Robert H. McKinney	13,946,749	1,858,542
Robert H. Warrington	14,016,855	1,788,436
Michael W. Wells	15,583,777	221,514

Item 5. Other Information

        This Quarterly Report contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, a material increase in consumer loans which are resold to the Bank by investors; changes in interest rates; failure of the Indiana and/or national economies to continue to improve; failure to attract and retain a sufficient amount of loans and deposits at acceptable spreads; delay in or inability to execute strategic initiatives designed to grow revenues and/or reduce expenses; the retention of key employees and customers; new or existing litigation; losses, customer bankruptcy, claims and assessments; new legal obligations or restrictions; changes in accounting, tax, or regulatory practices or requirements. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements is available in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, and subsequent filings with the United Stated Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at http://www.sec.gov or on the Corporation’s web site at http://www.FirstIndiana.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

        There have been no material changes to the procedures by which security holders may recommend nominees to First Indiana’s Board of Directors since First Indiana’s last disclosure with respect to such procedures.

Item 6. Exhibits

3.1	Articles of Incorporation of First Indiana Corporation, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-K filed on March 12, 2001.

3.2	Amended and Restated Bylaws of First Indiana Corporation, as amended July 19, 2006, incorporated by reference to the Registrant’s Form 10-K filed March 2, 2007.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Indiana Corporation

May 10, 2007	/s/ Robert H. Warrington

Robert H. Warrington President and Chief Executive Officer (Principal Executive Officer)

May 10, 2007	/s/ William J. Brunner

William J. Brunner Chief Financial Officer (Principal Financial Officer)

