Form 10-Q
period 2007-06-30
FIRST INDIANA CORP
filed 2007-08-08
CIK 789670

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

or

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

Yes |X| No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer 	Accelerated filer |X|	Non-accelerated filer 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  No |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On July 31, 2007, the registrant had 16,526,493 shares of common stock outstanding, $0.01 par value.

FIRST INDIANA CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)

	June 30 2007 (Unaudited)	December 31 2006	June 30 2006 (Unaudited)

Assets
Cash	$ 48,382	$ 53,511	$ 70,322
Interest-Bearing Due from Banks	2,257	6,317	10,885
Federal Funds Sold	95,100	41,500	—

Cash and Cash Equivalents	145,739	101,328	81,207
Securities Available for Sale	259,681	262,827	244,425
Other Investments	20,006	20,006	26,540
Loans
Commercial	997,614	937,827	898,099
Consumer	463,097	488,173	492,771
Residential Mortgage	252,301	268,687	269,810

Total Loans	1,713,012	1,694,687	1,660,680
Allowance for Loan Losses	(28,276)	(30,463)	(36,274)

Net Loans	1,684,736	1,664,224	1,624,406
Premises and Equipment	30,396	27,218	25,940
Accrued Interest Receivable	11,160	11,710	10,971
Goodwill	30,682	30,682	30,682
Other Intangible Assets	2,703	2,864	3,035
Other Assets	38,612	41,254	41,494

Total Assets	$ 2,223,715	$ 2,162,113	$ 2,088,700

Liabilities
Non-Interest-Bearing Deposits	$ 232,779	$ 242,975	$ 247,812
Interest-Bearing Deposits
Demand Deposits	187,250	194,878	179,541
Savings Deposits	775,711	664,474	618,027
Certificates of Deposit	470,652	508,728	533,694

Total Interest-Bearing Deposits	1,433,613	1,368,080	1,331,262

Total Deposits	1,666,392	1,611,055	1,579,074
Short-Term Borrowings	285,469	277,888	220,545
Federal Home Loan Bank Advances	18,379	19,666	44,682
Subordinated Notes	46,967	46,905	46,843
Accrued Interest Payable	2,805	2,612	2,474
Advances by Borrowers for Taxes and Insurance	2,118	1,265	1,083
Other Liabilities	23,448	20,628	19,839

Total Liabilities	2,045,578	1,980,019	1,914,540

Shareholders’ Equity
Common Stock, $.01 Par Value: 33,000,000 Shares Authorized;
Issued: 20,601,348 Shares at June 30,2007; 20,518,538 Shares and
20,444,887 Shares at December 31, 2006 and June 30, 2006, respectively	206	205	205
Capital Surplus	19,080	18,121	16,755
Retained Earnings	227,886	225,365	220,370
Accumulated Other Comprehensive Loss	(2,561)	(2,908)	(4,481)
Treasury Stock at Cost: 4,075,646 Shares at June 30, 2007;
3,750,811 and 3,750,811 Shares at December 31, 2006 and
June 30, 2006, respectively	(66,474)	(58,689)	(58,689)

Total Shareholders’ Equity	178,137	182,094	174,160

Total Liabilities and Shareholders’ Equity	$ 2,223,715	$ 2,162,113	$ 2,088,700

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Interest Income
Interest-Bearing Due from Banks	$ 29	$ 120	$ 63	$ 223
Federal Funds Sold	290	137	495	184
Securities Available for Sale	2,888	2,471	5,585	4,915
Dividends on Other Investments	233	351	479	700
Loans	31,566	28,969	63,327	56,157

Total Interest Income	35,006	32,048	69,949	62,179
Interest Expense
Deposits	12,972	10,514	25,937	18,934
Short-Term Borrowings	2,697	2,288	5,091	4,527
Federal Home Loan Bank Advances	252	664	506	1,444
Subordinated Notes	841	841	1,679	1,679

Total Interest Expense	16,762	14,307	33,213	26,584

Net Interest Income	18,244	17,741	36,736	35,595
Provision for Loan Losses	—	(1,350)	—	(1,600)

Net Interest Income after Provision for Loan Losses	18,244	19,091	36,736	37,195
Non-Interest Income
Deposit Charges	5,012	4,126	9,208	7,989
Loan Fees	228	479	474	987
Investment Product Sales Commissions	323	187	630	408
Sale of Loans	(2,583)	2,056	(1,401)	4,109
Other	1,002	430	1,396	1,225

Total Non-Interest Income	3,982	7,278	10,307	14,718
Non-Interest Expense
Salaries and Benefits	9,322	9,310	18,813	19,017
Net Occupancy	1,109	1,003	2,203	1,952
Equipment	1,415	1,441	2,731	3,600
Professional Services	888	943	1,664	1,824
Marketing	614	502	1,250	1,006
Telephone, Supplies, and Postage	681	699	1,393	1,413
Other Intangible Asset Amortization	80	85	160	171
OREO Expenses	47	39	(372)	(186)
Other	1,626	1,451	3,249	2,848

Total Non-Interest Expense	15,782	15,473	31,091	31,645

Income from Continuing Operations	6,444	10,896	15,952	20,268
Income Taxes	2,508	4,193	5,993	7,655

Income from Continuing Operations, Net of Taxes	3,936	6,703	9,959	12,613
Discontinued Operations
Income from Discontinued Operations	—	—	—	14,254
Income Taxes	—	—	—	5,601

Income from Discontinued Operations, Net of Taxes	—	—	—	8,653

Net Income	$ 3,936	$ 6,703	$ 9,959	$ 21,266

Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.24	$ 0.41	$ 0.61	$ 0.76
Income from Discontinued Operations, Net of Taxes	—	—	—	0.52

Net Income	$ 0.24	$ 0.41	$ 0.61	$ 1.28

Diluted Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.24	$ 0.40	$ 0.60	$ 0.75
Income from Discontinued Operations, Net of Taxes	—	—	—	0.50

Net Income	$ 0.24	$ 0.40	$ 0.60	$ 1.25

Dividends Per Common Share	$ 0.210	$ 0.200	$ 0.420	$ 0.400

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Shareholders’ Equity
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Common Stock				Accumulated Other		Total
	Outstanding Shares	Amount	Capital Surplus	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
Balance at December 31, 2005	17,163,404	$203	$ 16,152	$204,089	$(3,077)	$(41,925)	$ 175,442
Comprehensive Income:
Net Income	—	—	—	21,266	—	—	21,266
Unrealized Loss on Securities Available for Sale of $1,897 Net of Income Taxes and Reclassification Adjustment of $0, Net of Income Taxes	—	—	—	—	(1,147)	—	(1,147)
Excess Unfunded Accumulated Pension Benefit Obligation	—	—	—	—	(257)	—	(257)

Total Comprehensive Income							19,862
Dividends on Common Stock - $0.40 per share	—	—	—	(6,720)	—	—	(6,720)
Exercise of Stock Options	89,638	1	937	—	—	—	938
Purchase of Vested Stock Options	—	—	(52)	—	—	—	(52)
Redemption of Common Stock	(2,750)	—	(77)	—	—	—	(77)
Payment for Fractional Shares	(400)	—	(11)	—	—	—	(11)
Tax Benefit of Stock Option Compensation	—	—	575	—	—	—	575
Common Stock Issued under Deferred Compensation Plan	—	—	(11)	—	—	—	(11)
Common Stock to Be Issued under Stock Incentive Plans	—	—	868	(695)	—	—	173
Common Stock Issued under Restricted Stock Plans	75,078	1	—	—	—	—	1
Common Stock Cancelled under Restricted Stock Plans	(1,249)	—	—	—	—	—	—
Amortization of Restricted Common Stock	—	—	(1,775)	2,430	—	—	655
Stock Option Expense	—	—	147	—	—	—	147
Purchase of Treasury Stock	(629,756)	—	—	—	—	(16,765)	(16,765)
Reissuance of Treasury Stock	111	—	2	—	—	1	3

Balance at June 30, 2006	16,694,076	$205	$ 16,755	$220,370	$(4,481)	$(58,689)	$ 174,160

	Common Stock				Accumulated Other		Total
	Outstanding Shares	Amount	Capital Surplus	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
Balance at December 31, 2006	16,767,727	$205	$ 18,121	$225,365	$(2,908)	$(58,689)	$ 182,094
Adjustment to the liability for unrealized tax benefits upon adoption of Fin 48		—	—	(500)	—	—	(500)

Adjusted Balance at January 1, 2007		205	18,121	224,865	(2,908)	(58,689)	181,594
Comprehensive Income:
Net Income	—	—	—	9,959	—	—	9,959
Unrealized Gain on Securities Available for Sale of $555 Net of Income Taxes and Reclassification Adjustment of $0, Net of Income Taxes	—	—	—	—	337	—	337
Gains or Losses and Prior Service Costs or Credits, Net of Income Taxes Not Reconized as Components of Net Periodic Benefit Cost					10		10

Total Comprehensive Income							10,306
Dividends on Common Stock - $0.42 per share	—	—	—	(6,938)	—	—	(6,938)
Exercise of Stock Options	87,977	1	1,228	—	—	—	1,229
Redemption of Common Stock	(36,651)	—	(903)	—	—	—	(903)
Common Stock Issued under Deferred Compensation Plan	—	—	(11)	—	—	—	(11)
Common Stock to Be Issued under Stock Incentive Plans	—	—	125	—	—	—	125
Common Stock Issued under Restricted and Deferred Stock Plans	36,921	—	—	—	—	—	—
Common Stock Cancelled under Restricted Stock Plans	(5,437)	—	—	—	—	—	—
Amortization of Restricted Common Stock	—	—	417	—	—	—	417
Amortization of Stock Options	—	—	100	—	—	—	100
Purchase of Treasury Stock	(325,000)	—	—	—	—	(7,786)	(7,786)
Reissuance of Treasury Stock	165	—	3	—	—	1	4

Balance at June 30, 2007	16,525,702	$206	$ 19,080	$227,886	$(2,561)	$(66,474)	$ 178,137

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Six Months Ended June 30
	2007	2006

Cash Flows from Operating Activities
Net Income	$ 9,959	$ 21,266
Income from Discontinued Operations, Net of Taxes	—	8,653

Income from Continuing Operations, Net of Taxes	9,959	12,613
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Gain on Sale of Loans, Investments, and Premises and Equipment, Net	(659)	(4,272)
Amortization of Premium, Discount, and Intangibles, Net	(468)	960
Stock Option Expense	100	147
Depreciation and Amortization of Premises and Equipment	1,045	1,363
Amortization of Net Deferred Loan Fees	143	603
Provision for Loan Losses	—	(1,600)
Origination of Loans Held for Sale, Net of Principal Collected	(67,619)	(143,811)
Proceeds from Sale of Loans Held for Sale	83,382	162,790
Stock Compensation	125	174
Change in:
Accrued Interest Receivable	550	(497)
Other Assets	2,880	4,994
Accrued Interest Payable	193	644
Other Liabilities	2,319	(9,217)
Operating Cash Flows of Discontinued Operations	—	(381)

Net Cash Provided by Operating Activities	31,950	24,510

Cash Flows from Investing Activities
Proceeds from Maturities of Securities Available for Sale	74,680	8,572
Purchase of Securities Available for Sale	(69,871)	(22,029)
Principal Collected on Loans, Net of Originations	(44,178)	(111,755)
Proceeds from Sale of Loans and OREO	8,527	1,616
Purchase of Premises and Equipment	(4,777)	(2,868)
Investing Cash Flows of Discontinued Operations	—	10,054

Net Cash Used by Investing Activities	(35,619)	(116,410)

Cash Flows from Financing Activities
Net Change in Deposits	55,338	129,833
Net Change in Short-Term Borrowings	7,581	(187)
Net Change in Advances by Borrowers for Taxes and Insurance	853	210
Repayment of Federal Home Loan Bank Advances	(1,287)	(255,751)
Borrowings of Federal Home Loan Bank Advances	—	258,068
Tax Benefit of Stock Option Compensation	—	575
Stock Option Proceeds	326	861
Restricted Shares Issued	—	1
Deferred Compensation	(11)	(11)
Purchase of Treasury Stock	(7,786)	(16,765)
Purchase of Vested Stock Options	—	(52)
Payment of Fractional Shares	—	(11)
Reissuance of Treasury Stock	4	3
Dividends Paid	(6,938)	(6,721)

Net Cash Provided by Financing Activities	48,080	110,053

Net Change in Cash and Cash Equivalents	44,411	18,153
Cash and Cash Equivalents at Beginning of Year	101,328	63,054

Cash and Cash Equivalents at End of Period	$ 145,739	$ 81,207

See Notes to Condensed Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2007 and 2006
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

(Dollars in Thousands, except Share and Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes (Numerator)	$ 3,936	$ 6,703	$ 9,959	$ 12,613

Average Basic Shares Outstanding (Denominator)	16,290,559	16,527,680	16,332,883	16,645,297

Basic Earnings Per Share, Income from Continuing Operations, Net of Taxes	$ 0.24	$ 0.41	$ 0.61	$ 0.76

Diluted Earnings Per Share
Income From Continuing Operations, Net of Taxes (Numerator)	$ 3,936	$ 6,703	$ 9,959	$ 12,613

Average Basic Shares Outstanding	16,290,559	16,527,680	16,332,883	16,645,297

Add: Dilutive Effect of Stock Options, Deferred Shares and Restricted Stock	259,824	384,108	274,692	406,723

Average Diluted Shares Outstanding (Denominator)	16,550,383	16,911,788	16,607,575	17,052,020

Diluted Earnings Per Share, Income from Continuing Operations, Net of Taxes	$ 0.24	$ 0.40	$ 0.60	$ 0.75

Note 3 — Stock-Based Compensation

        Under the First Indiana Corporation 2004 Executive Compensation Plan (“2004 Plan”), First Indiana is authorized to provide cash and non-cash incentives (which may be options, restricted stock, or specified other stock-based awards) to its executives, key employees, and directors. At June 30, 2007, 835,620 stock-based award shares were available for grant under this plan.

        At June 30, 2007, the total unamortized fair value of non-vested awards (stock options, restricted stock and deferred share awards) was $2,568,000. The weighted average period over which this fair value will be recognized is 2.11 years.

        The following table illustrates the effect on net income for the three and six months ended June 30, 2007 and 2006 of the Corporation’s stock-based compensation plan under SFAS 123R.

(Dollars in Thousands)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Total Cost of Stock-Based Payment Plans	$ 395	$ 515	$ 643	$ 1,028
Amount of Related Income Tax Benefit Included in Income	(143)	(181)	(226)	(356)

The total cost of stock-based payment plans for the three and six months ended June 30, 2007 decreased from the comparable cost for the same periods of 2006 primarily due to cumulative adjustments resulting from changes in estimated award forfeiture rates.

Note 4 — Commercial Loans

        The following table presents the components of commercial loans.

(Dollars in Thousands)

	June 30 2007	December 31 2006	June 30 2006
Business	$622,891	$619,891	$614,725
Commercial Real Estate	215,881	191,020	162,980
Single-Family Construction	158,842	126,916	120,394

Total	$997,614	$937,827	$898,099

In the second quarter of 2007, approximately $48 million of loans were reclassified from business loans to commercial real estate loans ($32 million) and single-family construction loans ($16 million). This loan reclassification was the result of a thorough review of loan category assignments within the commercial loan portfolio.

Note 5 — Allowance for Loan Losses

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

Note 6 — Segment Reporting

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

Segment Reporting
(Dollars in Thousands)

	Community Bank	Consumer Finance	All Other	Consolidated Totals

Second Quarter 2007
Average Segment Assets	$ 1,992,146	$ 18,971	$ 114,436	$ 2,125,553
Net Interest Income (Expense) (1)	17,018	149	1,077	18,244
Provision for Loan Losses	—	—	—	—
Non-Interest Income	5,570	(2,579)	991	3,982
Intangible Amortization	(80)	—	—	(80)
Other Non-Interest Expense	(6,062)	(216)	(9,424)	(15,702)
Intersegment Income (Expense) (2)	(4,996)	(36)	5,032	—
Income (Loss) from Continuing

Operations before Income Taxes	$ 11,450	$ (2,682)	$ (2,324)	$ 6,444

Second Quarter 2006
Average Segment Assets	$ 1,567,355	$ 36,480	$ 394,931	$ 1,998,766
Net Interest Income (Expense) (1)	15,336	442	1,963	17,741
Provision for Loan Losses	(1,350)	—	—	(1,350)
Non-Interest Income	4,844	2,007	427	7,278
Intangible Amortization	(86)	—	—	(86)
Other Non-Interest Expense	(5,893)	(368)	(9,126)	(15,387)
Intersegment Income (Expense) (2)	(4,051)	(316)	4,367	—
Income (Loss) from Continuing

Operations before Income Taxes	$ 11,500	$ 1,765	$ (2,369)	$ 10,896

Year to Date 2007
Average Segment Assets	$ 1,854,287	$ 21,013	$ 238,899	$ 2,114,199
Net Interest Income (Expense) (1)	34,388	370	1,978	36,736
Provision for Loan Losses	—	—	—	—
Non-Interest Income	10,212	(1,404)	1,499	10,307
Intangible Amortization	(160)	—	—	(160)
Other Non-Interest Expense	(12,252)	(385)	(18,294)	(30,931)
Intersegment Income (Expense) (2)	(9,364)	(185)	9,549	—
Income (Loss) from Continuing

Operations before Income Taxes	$ 22,824	$ (1,604)	$ (5,268)	$ 15,952

Year to Date 2006
Average Segment Assets	$ 1,644,305	$ 36,877	$ 296,101	$ 1,977,283
Net Interest Income (Expense) (1)	30,846	914	3,835	35,595
Provision for Loan Losses	(1,600)	—	—	(1,600)
Non-Interest Income	9,651	4,027	1,040	14,718
Intangible Amortization	(171)	—	—	(171)
Other Non-Interest Expense	(11,388)	(1,374)	(18,712)	(31,474)
Intersegment Income (Expense) (2)	(7,898)	(99)	7,997	—
Income (Loss) from Continuing

Operations before Income Taxes	$ 22,640	$ 3,468	$ (5,840)	$ 20,268

(1)	The net interest income amounts in the segment results reflect the actual interest income and expense from segment activities and amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.

(2)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are eliminated from the Corporation’s actual results.

Note 7 — Certain Employee Benefit Plans

        The net periodic benefit cost of the supplemental pension benefit plan and the postretirement medical, dental, and life insurance programs recognized in the results of operations and other comprehensive income is as follows. Unrecognized prior service amounts and unrecognized net gains and losses for all plans are amortized using the straight-line method.

(Dollars in Thousands)

	Supplemental Pension Benefits		Postretirement Benefits
	Three Months Ended June 30		Three Months Ended June 30
	2007	2006	2007	2006
Service Cost	$ 82	$ 76	$ 4	$ 4
Interest Cost	110	133	13	13
Expected Return on Plan Assets	—	—	—	—
Amortization of Net (Gain) or Loss	12	16	(15)	(15)
Amortization of Prior Service Cost	15	15	—	—
Amortization of Transition Obligation	3	3	—	—
Adjustment for Growth of Notional Balance	221	(1)	—	—

Total Net Periodic Benefit Cost	443	$ 242	2	$ 2

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Amortization of Net (Gain) or Loss	(12)		15
Amortization of Prior Service Cost	(15)		—
Amortization of Transition Obligation	(3)		—

Total Recognized in Other Comprehensive Income	(30)		15

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$ 413		$ 17

	Supplemental Pension Benefits		Postretirement Benefits
	Six Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Service Cost	$ 164	$152	$ 8	$ 8
Interest Cost	220	265	26	26
Expected Return on Plan Assets	—	—	—	—
Amortization of Net (Gain) or Loss	24	32	(30)	(30)
Amortization of Prior Service Cost	30	31	—	—
Amortization of Transition Obligation	6	6	—	—
Adjustment for Growth of Notional Balance	300	230	—	—

Total Net Periodic Benefit Cost	744	$716	4	$ 4

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Amortization of Net (Gain) or Loss	(24)		30
Amortization of Prior Service Cost	(30)		—
Amortization of Transition Obligation	(6)		—

Total Recognized in Other Comprehensive Income	(60)		30

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$ 684		$ 34

Note 8 — Goodwill, and Other Intangible Assets

        Goodwill at June 30, 2007 and 2006 was $30,682,000 all of which was assigned to the community bank segment.

        The following table summarizes the carrying amount of other intangible assets at June 30, 2007, December 31, 2006, and June 30, 2006.

(Dollars in Thousands)

Core Deposit Intangible

Gross Carrying Amount	$ 4,357
Less: Accumulated Amortization	(1,654)

Net Carrying Amount at June 30, 2007	$ 2,703

Gross Carrying Amount	$ 4,357
Less: Accumulated Amortization	(1,493)

Net Carrying Amount at December 31, 2006	$ 2,864

Gross Carrying Amount	$ 4,357
Less: Accumulated Amortization	(1,322)

Net Carrying Amount at June 30, 2006	$ 3,035

        Projected annual intangible amortization for the years 2007 through 2011 is $321,000, $300,000, $280,000, $260,000, and $239,000 respectively.

Note 9 — Obligations under Guarantees and Commitments and Contingencies

        As of June 30, 2007, the Corporation had issued $29,807,000 in standby letters of credit, predominately with remaining terms of three years or less. The Corporation has recognized a liability at June 30, 2007, December 31, 2006, and June 30, 2006 of $122,000, $103,000, and $85,000 respectively, relating to these commitments.

        At June 30, 2007, December 31, 2006, and June 30, 2006, the Corporation had reserves of $514,000, $494,000 and $442,000, respectively, included in other liabilities for losses on off-balance sheet credit exposures.

        The Bank maintains back up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit.

Note 10 — Discontinued Operations

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

        Results of operations for Trust were as follows:

(Dollars in Thousands)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Non-Interest Income
Trust Fees	$ —	$ —
Gain on Sale of Trust Operations	—	14,882

Total Non-Interest Income	—	14,882

Non-Interest Expense
Salaries and Benefits	—	618
Net Occupancy	—	1
Equipment	—	—
Professional Services	—	9
Marketing	—	—
Telephone, Supplies, and Postage	—	4
Other	—	(4)

Total Non-Interest Expense	—	628

Income before Tax	—	14,254
Income Tax	—	5,601

Net Income	$ —	$ 8,653

Note 11 — Income Taxes

        Total income tax expense for the three and six months ended June 30, 2007 was $2,508,000 and $5,993,000, respectively, as compared to $4,193,000 and $7,655,000 for the same periods of 2006. The effective tax rates for the three and six months ended June 30, 2007 were 38.9 percent and 37.6 percent, respectively compared to 38.5 percent and 37.8 percent for the comparable periods in 2006.

        The Corporation adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized.

        The Corporation’s total liabilities for unrecognized tax benefits approximated $6,998,000 on January 1, 2007. In accordance with FIN 48, the Corporation recognized a cumulative-effect adjustment of $500,000, increasing its liabilities for unrecognized tax benefits and interest and reducing the January 1, 2007 balance of retained earnings. The amount of unrecognized tax benefits did not materially change from January 1, 2007 to June 30, 2007.

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

Note 12 — Recently Issued Accounting Pronouncements

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

Note 13 — Subsequent Event

        On July 9, 2007, the Corporation and Marshall & Ilsley Corporation (“M&I”) jointly announced the signing of a definitive agreement (the “Merger Agreement”) pursuant to which a wholly-owned subsidiary of M&I will be merged with and into First Indiana (the “Merger”), following which First Indiana will be a wholly-owned subsidiary of M&I. The Merger Agreement provides that upon the effective date of the Merger, shareholders of First Indiana will receive $32.00 in cash for each share of First Indiana common stock, $0.01 par value per share, or an aggregate of approximately $529,000,000. Consummation of the proposed Merger is subject to several conditions, including regulatory and shareholder approval and the absence of material adverse events. Pending regulatory and shareholder approval, the Merger is expected to be completed in either the fourth quarter of 2007 or the first quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        This Quarterly Report contains forward-looking statements. See Part II, ‘Item 1A. Risk Factors’ and ‘Item 5. Other Information’ within this report for further information on the risks and uncertainties associated with forward-looking statements.

        This section of this Quarterly Report discusses the financial condition and results of operations of the Corporation for the three and six month periods ended June 30, 2007 and serves to update the 2006 Annual Report on Form 10-K (“Form 10-K”). This section should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated financial statements and notes presented in this Form 10-Q.

Financial Highlights
First Indiana Corporation and Subsidaries
(Dollars in Thousands, except Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	June 30 2007	June 30 2006	June 30 2007	June 30 2006
Net Interest Income	$ 18,244	$ 17,741	$ 36,736	$ 35,595
Provision for Loan Losses	—	(1,350)	—	(1,600)
Non-Interest Income	3,982	7,278	10,307	14,718
Non-Interest Expense	15,782	15,473	31,091	31,645
Income from Continuing Operations, Net of Taxes	3,936	6,703	9,959	12,613
Income from Discontinued Operations, Net of Taxes	—	—	—	8,653
Net Income	3,936	6,703	9,959	21,266

Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.24	$ 0.41	$ 0.61	$ 0.76
Income from Discontinued Operations, Net of Taxes	—	—	—	0.52

Net Income	$ 0.24	$ 0.41	$ 0.61	$ 1.28

Diluted Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.24	$ 0.40	$ 0.60	$ 0.75
Income from Discontinued Operations, Net of Taxes	—	—	—	0.50

Net Income	$ 0.24	$ 0.40	$ 0.60	$ 1.25

Dividends Per Share	$ 0.210	$ 0.200	$ 0.420	$ 0.400

Net Interest Margin	3.65%	3.77%	3.70%	3.83%
Efficiency Ratio (1)	71.01	61.84	66.09	62.90
Annualized Return on Average Assets (2)	0.74	1.35	0.95	2.17
Annualized Return on Average Equity (2)	8.80	15.33	11.15	24.01

Average Basic Shares Outstanding	16,290,559	16,527,680	16,332,883	16,645,297
Average Diluted Shares Outstanding	16,550,383	16,911,788	16,607,575	17,052,020

	June 30 2007	December 31 2006	June 30 2006
Assets	$ 2,223,715	$ 2,162,113	$ 2,088,700
Loans	1,713,012	1,694,687	1,660,680
Deposits	1,666,392	1,611,055	1,579,074
Shareholders’ Equity	178,137	182,094	174,160

Shareholders’ Equity/Assets	8.01%	8.75%	8.34%
Tangible Equity/Tangible Assets	6.61%	6.98%	6.83%

Shareholders’ Equity Per Share	$ 10.78	$ 10.86	$ 10.43
Market Closing Price	22.12	25.36	26.03
Shares Outstanding	16,525,702	16,767,727	16,694,076
(1)	Based on continuing operations.
(2)	Includes earnings from continuing and discontinued operations.

Summary of Corporation’s Results

        The primary sources of First Indiana’s revenue are net interest income from loans and deposits, and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

        The Corporation reported net income and income from continuing operations of $3,936,000, or $0.24 per diluted share for the three months ended June 30, 2007. Net income for the second quarter of the previous year was $6,703,000, or $0.40 per diluted share. Included in second quarter and year-to-date 2007 net income is a $3,393,000 pre-tax charge to sale of loans revenue, which equates to a negative $0.13 per diluted share. The pre-tax charge includes $1,281,000 in losses on the repurchase of previously sold home equity loans and $2,112,000 to establish a loss reserve for future repurchases of previously sold home equity loans. Second quarter 2006 net income included negative provision for loan losses of $1,350,000.

        For the six months ended June 30, 2007, net income was $9,959,000 or $0.60 per diluted share while income from continuing operations for the comparable period of 2006 was $12,613,000, or $0.75 per diluted share. Income from discontinued operations, net of taxes, totaled $8,653,000, or $0.50 per diluted share for the six month period ended June 30, 2006 and reflects the sale of the Bank’s Trust operations.

        Annualized return on average total assets was 0.74 percent for the three months ended June 30, 2007, compared with 1.35 percent for the same period one year ago. For the six months ended June 30, 2007, the Corporation’s annualized return on average total assets was 0.95 percent compared to 2.17 percent for the comparable period of 2006.

        Annualized return on average total equity was 8.80 percent for the three months ended June 30, 2007, compared with 15.33 percent for the same period one year ago. For the six months ended June 30, 2007, the Corporation’s annualized return on average total equity was 11.15 percent compared to 24.01 percent for the same period one year ago.

Net Interest Income

        This section should also be reviewed in conjunction with the ‘Net Interest Margin’ table presented below.

        Net interest income for the second quarter of 2007 was $18,244,000 compared to $17,741,000 for the second quarter of 2006. Net interest income for the six months ended June 30, 2007 was $36,736,000, compared with $35,595,000 for the same period of 2006. Net interest margin was 3.65 percent for the second quarter of 2007, compared to 3.77 percent for the second quarter of 2006. For the six months ended June 30, 2007, net interest margin was 3.70 percent compared with 3.83 percent for the same period of

2006. As rates increased in 2006, the Bank’s customers continued to manage their funds more aggressively, choosing higher cost, more rate sensitive products. This shift has altered the interest rate risk profile of the Corporation’s balance sheet. In addition, the Bank experienced competition in lending spreads resulting in lower earning asset yields. As a result, net interest margin for both the second quarter and first half of 2007 was compressed compared to the same periods one year earlier. Offsetting the decrease in year-to-date 2007 net interest income from comparable 2006 net interest income was a $737,000 interest recovery on a previously charged off commercial loan.

        Earning assets averaged $2,001,519,000 in the second quarter of 2007, compared with $1,884,678,000 for the same quarter in 2006. For the first six months of 2007, earning assets averaged $1,990,724,000, compared with $1,861,600,000 for the same period of 2006. The increases in earning assets were primarily due to higher loan balances outstanding. For the three months ended June 30, 2007, loans averaged $1,696,873,000, compared to $1,589,434,000 for the second quarter of 2006. For the six months ended June 30, 2007, loans averaged $1,690,273,000, compared with $1,570,479,000 for the same period in 2006.

        The following tables provide information on the Corporation’s net interest margin.

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Three Months Ended
	June 30, 2007			June 30, 2006
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$ 2,290	$ 29	5.02%	$ 9,985	$ 120	4.81%
Federal Funds Sold	22,109	290	5.26	11,415	137	4.81
Securities Available for Sale	260,241	2,888	4.44	247,304	2,471	4.00
Other Investments	20,006	233	4.65	26,540	351	5.29
Loans
Commercial	968,899	19,635	8.13	826,934	16,400	7.95
Consumer	472,096	8,503	7.20	498,756	9,219	7.39
Residential Mortgage	255,878	3,428	5.36	263,744	3,350	5.08

Total Loans	1,696,873	31,566	7.46	1,589,434	28,969	7.31

Total Earning Assets	2,001,519	35,006	7.01	1,884,678	32,048	6.81
Other Assets	124,034			114,088

Total Assets	$2,125,553			$1,998,766

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand Deposits	$ 195,282	$ 598	1.23%	$ 181,834	$ 397	0.88%
Savings Deposits	686,931	6,496	3.79	546,117	4,395	3.23
Certificates of Deposit	490,867	5,878	4.80	531,614	5,722	4.32

Total Interest-Bearing Deposits	1,373,080	12,972	3.79	1,259,565	10,514	3.35
Short-Term Borrowings	260,443	2,697	4.15	216,812	2,288	4.23
Federal Home Loan Bank Advances	18,448	252	5.49	53,476	664	4.98
Subordinated Notes	46,956	841	7.16	46,834	841	7.18

Total Interest-Bearing Liabilities	1,698,927	16,762	3.96	1,576,687	14,307	3.64
Non-Interest-Bearing Demand Deposits	213,655			217,283
Other Liabilities	33,567			29,348
Shareholders’ Equity	179,404			175,448

Total Liabilities and Shareholders’ Equity	$2,125,553			$1,998,766

Net Interest Income/Spread		$18,244	3.05%		$17,741	3.17%

Net Interest Margin			3.65%			3.77%

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Six Months Ended
	June 30, 2007			June 30, 2006
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$ 2,454	$ 63	5.19%	$ 9,489	$ 223	4.74%
Federal Funds Sold	18,492	495	5.39	7,882	184	4.72
Securities Available for Sale	259,499	5,585	4.30	247,210	4,915	3.98
Other Investments	20,006	479	4.79	26,540	700	5.27
Loans
Commercial	953,904	39,145	8.28	809,999	31,225	7.77
Consumer	476,284	17,232	7.24	497,985	18,290	7.35
Residential Mortgage	260,085	6,950	5.34	262,495	6,642	5.06

Total Loans	1,690,273	63,327	7.56	1,570,479	56,157	7.21

Total Earning Assets	1,990,724	69,949	7.06	1,861,600	62,179	6.71
Other Assets	123,475			115,683

Total Assets	$ 2,114,199			$ 1,977,283

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand Deposits	$ 195,353	$ 1,246	1.29%	$ 182,264	$ 720	0.80%
Savings Deposits	681,756	12,799	3.79	522,743	7,713	2.98
Certificates of Deposit	501,259	11,892	4.78	507,243	10,501	4.17

Total Interest-Bearing Deposits	1,378,368	25,937	3.79	1,212,250	18,934	3.15
Short-Term Borrowings	244,303	5,091	4.20	228,004	4,527	4.00
Federal Home Loan Bank Advances	18,607	506	5.49	59,639	1,444	4.88
Subordinated Notes	46,941	1,679	7.16	46,817	1,679	7.17

Total Interest-Bearing Liabilities	1,688,219	33,213	3.97	1,546,710	26,584	3.46
Non-Interest-Bearing Demand Deposits	214,202			218,919
Other Liabilities	31,654			33,070
Shareholders’ Equity	180,124			178,584

Total Liabilities and Shareholders’ Equity	$ 2,114,199			$ 1,977,283

Net Interest Income/Spread		$ 36,736	3.09%		$ 35,595	3.25%

Net Interest Margin			3.70%			3.83%

Summary of Loan Loss Experience and Non-Performing Assets

        In the second quarter 2007, the provision for loan losses was $0, compared to a negative $1,350,000 for the second quarter of 2006, reflecting the credit quality of the loan portfolio. For the six months ended June 30, 2007, the provision for loan losses was $0, compared with a negative $1,600,000 for the same period of 2006.

        Net loan charge-offs for the three and six months ended June 30, 2007 were $1,097,000 and $2,187,000, respectively, compared to $811,000 and $1,294,000 for the three and six months ended June 30, 2006, respectively. Net charge-offs of business loans for the three and six months ended June 30, 2007, totaled $264,000, and $516,000, respectively, compared with $117,000 and $11,000 for the three and six months ended June 30, 2006, respectively. Net consumer loan charge-offs for the three and six months ended June 30, 2007, were $696,000 and $1,450,000, respectively, compared with $628,000 and $1,079,000 for the three and six months ended June 30, 2006, respectively.

        At June 30, 2006, the allowance for loan losses to total loans was 1.65 percent compared to 1.80 percent at December 31, 2006 and 2.18 percent at June 30, 2006. The allowance for loan losses to non-performing loans at June 30, 2007 decreased to 394.59 percent compared to 1,385.80 percent at June 30, 2006, reflecting an increase of $4,548,000 in non-performing loans as well as a $7,998,000 decrease in the allowance for loan losses. The allowance for loan losses to non-performing loans at June 30, 2007 increased to 394.59 percent compared to 232.52 percent at December 31, 2006, reflecting a net decrease of $5,910,000 in non-performing loans.

Loan Charge-Offs and Recoveries
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Three Months Ended			Six Months Ended
	June 30 2007	March 31 2007	June 30 2006	June 30 2007	June 30 2006
Allowance for Loan Losses at Beginning of Period	$ 29,373	$ 30,463	$ 38,435	$ 30,463	$ 39,168
Charge-Offs
Business	539	682	825	1,221	953
Commercial Real Estate	92	—	—	92	—
Consumer	1,049	1,160	992	2,209	2,117
Residential Mortgage	47	102	116	149	255

Total Charge-Offs	1,727	1,944	1,933	3,671	3,325
Recoveries
Business	275	430	708	705	942
Commercial Real Estate	—	—	1	—	1
Single-Family Construction	2	—	49	2	50
Consumer	353	406	364	759	1,038
Residential Mortgage	—	18	—	18	—

Total Recoveries	630	854	1,122	1,484	2,031

Net Charge-Offs	1,097	1,090	811	2,187	1,294
Provision for Loan Losses	—	—	(1,350)	—	(1,600)

Allowance for Loan Losses at End of Period	$ 28,276	$ 29,373	$ 36,274	$ 28,276	$ 36,274

Net Charge-Offs to Average Loans (Annualized)	0.26%	0.26%	0.20%	0.26%	0.40%
Allowance for Loan Losses to Loans at End of Period	1.65	1.75	2.18
Allowance for Loan Losses to Non-Performing Loans
at End of Period	394.59	592.80	1,385.81

        Non-performing loans at June 30, 2007 were $7,166,000, or 0.42 percent of loans, compared with $13,076,000, or 0.77 percent of loans at December 31, 2006, and $2,618,000, or 0.16 percent of loans at June 30, 2006. Non-performing business loans decreased to $1,936,000 at June 30, 2007, compared with $9,774,000 at December 31, 2006, and $596,000 at June 30, 2006. Consumer and residential non-performing loans totaled $4,089,000 at June 30, 2007, up from $2,370,000 at December 31, 2006, and $2,022,000 at June 30, 2006. The decrease in business non-performing loans is primarily due to the sale of one loan in the first quarter of 2007 with a book value of $7,604,000 resulting in a charge-off of $655,000.

Non-Performing Assets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	June 30, 2007	December 31, 2006	June 30, 2006
Non-Performing Loans
Non-Accrual Loans
Business	$ 1,012	$ 9,064	$ 572
Commercial Real Estate	337	723	—
Single-Family Construction	804	—	—
Consumer	2,670	917	1,502
Residential Mortgage	951	705	334

Total Non-Accrual Loans	5,774	11,409	2,408

Accruing Loans Past Due 90 Days or More
Business	924	710	24
Commercial Real Estate	—	209	186
Consumer	175	445	—
Residential Mortgage	293	303	—

Total Accruing Loans Past Due 90 Days or More	1,392	1,667	210

Total Non-Performing Loans	7,166	13,076	2,618
Foreclosed Assets	—	25	54

Total Non-Performing Assets	$ 7,166	$ 13,101	$ 2,672

Non-Performing Loans to Loans at End of Period	0.42%	0.77%	0.16%
Non-Performing Assets to Loans
and Foreclosed Assets at End of Period	0.42	0.77	0.16

Non-Interest Income

        Total non-interest income was $3,982,000 for the three months ended June 30, 2007, compared with $7,278,000 for the same period in 2006. For the six months ended June 30, 2007, total non-interest income was $10,307,000, compared with $14,718,000 for the same period in 2006. Included in second quarter and year-to-date 2007 non-interest income is a $3,393,000 charge to sale of loans revenue related to losses on the repurchase of previously sold home equity loans.

        Deposit charges increased 21.5 percent to $5,012,000 in the second quarter of 2007, compared to $4,126,000 in the second quarter of 2006. For the six months ended June 30, 2007, deposit charges totaled $9,208,000, as compared with $7,989,000 for the same period in 2006. The increases in deposit charges were primarily due to increases in returned check fees and ATM/Debit Card fees reflecting the adoption of a new fee schedule in the second quarter of 2007.

        Loan fees decreased 52.4 percent to $228,000 in the second quarter of 2007, compared to $479,000 for the same quarter in 2006. For the six months ended June 30, 2007, loan fees totaled $474,000, as compared to $987,000 for the same period of 2006. The decrease in 2007 fees is primarily due to lower construction and commercial loan fees.

        Investment and insurance product sales commissions generated by the Bank’s subsidiary, First Indiana Investor Services, were $323,000 and $630,000, for the three and six months ended June 30, 2007, respectively, compared with $187,000 and $408,000 for the same periods in 2006. This increase reflects a higher level of 2007 sales and was the result of targeted sales efforts within this product line.

        Loss on sale of loans was $2,583,000 in the second quarter 2007, compared to a gain of $2,056,000 for the same quarter last year. For the six months ended June 30, 2007, losses totaled $1,401,000 as compared to gains of $4,109,000 for the same period in 2006. Included in the second quarter loan sale revenue is a $3,393,000 charge relating to losses on current and potential loan repurchases. Significant increase in repurchases of sold loans, decreases in home equity loan originations and fewer buyers in the market place contributed to the decline in loan sale revenue.

        The Bank experienced increased loan repurchase obligations on loans previously sold particularly in the second quarter of 2007. For the six months ended June 30, 2007, the Bank had 17 loan repurchases with losses totaling $1,281,000. Given the size of these losses and that future losses are probable and can be reasonably estimated, the Bank established a loss reserve of $2,112,000 for future loan repurchases. While Management believes this loss reserve is adequate, loan repurchase activity will be closely monitored and the loss reserve will be adjusted as necessary.

        The Bank originates home equity loans through both the retail and wholesale networks. Retail loan originations are intended to increase the retail portfolio while wholesale loans are targeted for sale into the secondary market. The Bank experienced significantly lower volumes of both originated home equity loans and sold home equity loans in the three and six months periods ended June 30, 2007 as outlined in the table below.

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30 2007	June 30 2006	June 30 2007	June 30 2006

Loan Originations:
Retail	$ 11,463	$ 25,289	$ 21,337	$ 47,713
Wholesale	35,575	86,612	79,221	218,827

Total Loan Originations	$ 47,038	$ 111,901	$ 100,558	$ 266,540

Wholesale Loans Sold	$ 36,201	$ 83,089	$ 80,203	$ 158,681

Revenue from Sale of Loans	810	2,056	1,992	4,109

        The decline of home equity loans origination and sale is attributable to unfavorable market conditions and a declining number of investors in the market place. First Indiana will continue to evaluate the viability of the Consumer segment in light of current and future market conditions.

        Other income in the second quarter of 2007 was $1,002,000 compared to $430,000 in the second quarter of 2006. For the six months ended June 30, 2007, other income totaled $1,396,000, as compared to $1,225,000 for the same period in 2006. The majority of the other income totals for the periods noted is comprised of earnings on the cash surrender value of life insurance and other consumer loan fees. Included in second quarter 2007 other income was a $474,000 gain on the sale of land. Increases in the cash surrender value of bank-owned life insurance during the second quarter of 2007 make up the remainder of the growth of other income from 2006 levels.

Non-Interest Expense

        Non-interest expense for the three months ended June 30, 2007 was $15,782,000, as compared to $15,473,000 for the same period in 2006, an increase of 2.0 percent. For the six months ended June 30, 2007, non-interest expense totaled $31,091,000 compared with $31,645,000 for the same period of 2006; a decrease of 1.8 percent. Non-interest expense in 2006 included $1,145,000 of expenses associated with the Corporation’s conversion to a new core processor.

        Salaries and benefits expense for the three and six months ended June 30, 2007 was $9,322,000, and $18,813,000, respectively, compared to $9,310,000 and $19,017,000 for the three and six months ended June 30, 2006, respectively. Salaries expense was $6,849,000 in the second quarter of 2007, a decrease of 2.4 percent when compared to $7,019,000 for the second quarter of 2006. Salaries expense was $13,714,000 for the first six months of 2007, compared with $13,862,000 for the same period of 2006. The Corporation had 495 full time equivalent employees (“FTEs”) at June 30, 2007, as compared with 522 FTEs at June 30, 2006. Most of the decrease in salaries expense was due to the decline in FTEs. Employee benefits expense was $2,473,000 and $5,099,000 for the three and six months ended June 30, 2007, as compared with $2,291,000 and

$5,155,000 for the same periods of 2006. The increase in second quarter 2007 employee benefits expense reflects the increased costs of the Corporation’s supplemental executive pension plans ($195,000).

        Net occupancy expense for the three and six months ended June 30, 2007 was $1,109,000 and $2,203,000, respectively, compared with $1,003,000 and $1,952,000 for the same periods of 2006. Significant components of this year-to-year increase were additional snow removal expenses in the first quarter 2007 and retail branch building maintenance in the second quarter of 2007.

        Equipment expense for the three and six months ended June 30, 2007 was $1,415,000 and $2,731,000, respectively, compared with $1,441,000 and $3,600,000 for the same periods of 2006. These decreases are largely explained by the core conversion costs recognized during 2006, including a $689,000 core processor contract cancellation fee expensed during the first quarter of 2006.

        Professional services expense for the three and six months ended June 30, 2007 was $888,000 and $1,664,000, respectively, compared with $943,000 and $1,824,000 for the same periods of 2006. These decreases are largely explained by core conversion costs recognized during the first and second quarters of 2006.

        Marketing expense for the three and six months ended June 30, 2007 was $614,000 and $1,250,000, respectively, compared with $502,000 and $1,006,000 for the same periods of 2006. These decreases reflect a higher level of marketing costs in the first and second quarters of 2007 when compared to the same periods one year ago.

        Net expense from other real estate owned (“OREO”) operations in the second quarter of 2007 was $47,000, compared to expense of $39,000 for the same period of 2006. Net revenue from other real estate owned (“OREO”) operations for the six months ended June 30, 2007 was $372,000, compared to revenue of $186,000 for the same period of 2006. In the first quarter of 2007, the Bank recognized $425,000 in net consumer OREO recoveries. The net revenue amount in year-to-date 2006 results was the result of a first quarter $232,000 gain on the sale of a commercial real estate OREO property.

        Other operating expenses for the three and six months ended June 30, 2007 were $1,626,000 and $3,249,000, respectively, compared with $1,451,000 and $2,848,000 for the same periods of 2006. This increase in 2007 expense when compared to 2006 expense was primarily due to higher check and debit card losses.

Income Tax Expense from Continuing Operations

        Total income tax expense for the three and six months ended June 30, 2007 was $2,508,000 and $5,993,000, respectively, compared with $4,193,000 and $7,655,000 for the same periods of 2006. The effective tax rates for the three and six months ended June

30, 2007 were 38.9 percent and 37.6 percent, respectively compared with 38.5 percent and 37.8 percent for the same periods of 2006.

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

Financial Condition

        Total assets at June 30, 2007 were $2,223,715,000, an increase of $61,602,000 from $2,162,113,000 at December 31, 2006 and an increase of $135,015,000 from $2,088,700,000 at June 30, 2006.

        Loans outstanding were $1,713,012,000 at June 30, 2007, compared to $1,694,687,000 at December 31, 2006, and $1,660,680,000 at June 30, 2006.

        Commercial loans increased 6.3 percent to $997,614,000 at June 30, 2007, compared with $937,827,000 at December 31, 2006, and increased 11.1 percent from $898,099,000 at June 30, 2006. The increases in commercial loans are primarily due to the deliberate and continuing shift in the mix of loans in the Bank’s portfolios, emphasizing credits that match the Corporation’s targeted risk profile, and expansion of the commercial loan portfolio through business development programs.

        Consumer loans outstanding totaled $463,097,000 at June 30, 2007, as compared to $488,173,000 at December 31, 2006 and $492,771,000 at June 30, 2006. The consumer loan portfolio consists primarily of home equity closed-end and line of credit loans. The decreases in consumer loans have resulted as management has narrowed its consumer portfolio focus to locally sourced customer products.

        Residential mortgage loans outstanding at June 30, 2007 totaled $252,301,000, as compared to $268,687,000 at December 31, 2006 and $269,810,000 at June 30, 2006. In the fourth quarter of 2006, the Bank established First Indiana Mortgage, LLC (“First Indiana Mortgage”), a joint venture with Wells Fargo Mortgage. First Indiana Mortgage operates within the Indianapolis marketplace utilizing selected branch offices and offers a wide array of mortgage products to First Indiana clients and prospects. The purpose of this joint venture is to expand and deepen relationships with First Indiana clients and provide products that the Bank is unable to profitably provide. The Bank expects this collaboration to both increase fee income and reduce expenses (primarily related to residential loan originations). First Indiana Mortgage’s activities do not conflict with our consumer finance business, but will reduce the amount of residential mortgages on the balance sheet as the existing portfolio pays down.

        Average total deposits for the second quarter of 2007 were $1,586,735,000 versus average total deposits of $1,598,470,000 for the first quarter of 2007; a decrease of 0.7 percent. Retail time and commercial checking balances were the largest factors in declining average deposit balances, down 4.5 percent and 6.3 percent, respectively. Significant maturities along with waning consumer interest are the primary causes for the decrease in time deposit balances, while commercial checking declines can be explained by tighter cash management by commercial clients. Average retail savings balances for the second quarter of 2007 were higher by 3.3 percent when compared to first quarter 2007 average balances due primarily to promotional programs. Average retail demand balances in the second quarter of 2007 showed growth of 2.2 percent over comparable first quarter average deposits as a result of improved client retention and continued pricing initiatives. The Bank remains committed to expanding its retail branch network as a source for more stable, low cost funds, as well as, maximizing the deposit potential of current branches.

        Borrowed funds totaled $350,815,000 at June 30, 2007, as compared to $344,459,000 at December 31, 2006 and $312,070,000 at June 30, 2006. Repurchase agreements with customers totaled $285,469,000 at June 30, 2007, an increase of 2.7 percent from the comparable balance of $277,888,000 at December 31, 2006 and a 29.4 percent increase from the comparable balance of $220,545,000 at June 30, 2006.

Capital

        At June 30, 2007, shareholders’ equity was $178,137,000, or 8.01 percent of total assets, compared with $182,094,000, or 8.42 percent of total assets, at December 31, 2006 and $174,160,000, or 8.34 percent of total assets, at June 30, 2006. The decrease in the equity ratio at June 30, 2007 is due primarily to stock repurchases, as well as the growth in total assets.

        The Corporation paid quarterly cash dividends of $0.21 per common share in the first and second quarters of 2007, an increase of 5.0 percent over the $0.20 cash dividends paid during each quarter of 2006. The Board of Directors of the Corporation declared on July 18, 2007, a quarterly cash dividend of $0.21 per share of common stock. The cash dividend will be paid September 15, 2007 to shareholders of record as of September 6, 2007. This is the 83rd consecutive quarter First Indiana Corporation has paid a cash dividend.

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

        The decrease in the capital ratios of the Corporation and the Bank at June 30, 2007, compared to December 31, 2006 and June 30, 2006, is due to regulatory capital increases from current year earnings primarily being offset by regulatory capital decreases from stock repurchases and quarterly dividends. However, the Bank continues to exceed the capital levels set by FDICIA for a bank to be considered well-capitalized.

        The following table shows the Corporation’s and the Bank’s capital levels and compliance with all capital requirements at June 30, 2007, December 31, 2006 and June 30, 2006.

(Dollars in Thousands)

	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2007
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$ 171,251	8.19%	$ 83,688	4.00%	N/A	N/A
First Indiana Bank, N.A.	182,989	8.77	83,491	4.00	$ 104,364	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$ 171,251	9.26%	$ 73,935	4.00%	N/A	N/A
First Indiana Bank, N.A.	182,989	9.93	73,716	4.00	$ 110,574	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$ 216,711	11.72%	$ 147,869	8.00%	N/A	N/A
First Indiana Bank, N.A.	205,883	11.17	147,432	8.00	$ 184,291	10.00%

December 31, 2006
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$ 175,348	8.43%	$ 83,209	4.00%	N/A	N/A
First Indiana Bank, N.A.	177,836	8.56	83,089	4.00	$ 103,862	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$ 175,348	10.56%	$ 66,412	4.00%	N/A	N/A
First Indiana Bank, N.A.	177,836	10.74	66,256	4.00	$ 99,384	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$ 218,496	13.16%	$ 132,824	8.00%	N/A	N/A
First Indiana Bank, N.A.	198,667	11.99	132,511	8.00	$ 165,639	10.00%

June 30, 2006
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$ 168,515	8.58%	$ 78,603	4.00%	N/A	N/A
First Indiana Bank, N.A.	182,393	9.30	78,483	4.00	$ 98,104	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$ 168,515	9.90%	$ 68,071	4.00%	N/A	N/A
First Indiana Bank, N.A.	182,393	10.74	67,948	4.00	$ 101,922	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$ 212,229	12.47%	$ 136,142	8.00%	N/A	N/A
First Indiana Bank, N.A.	203,818	12.00	135,896	8.00	$ 169,870	10.00%

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

Liquidity

        First Indiana Corporation is a financial holding company and conducts substantially all of its operations through the Bank. The Corporation had no significant assets other than its investment in the Bank and a receivable of $2,409,000 due from the Bank at June 30, 2007.

        The Bank’s primary source of funds is deposits, which totaled $1,666,392,000 at June 30, 2007, $1,611,055,000 at December 31, 2006, and $1,579,074,000 at June 30, 2006. The Bank also relies on advances from the Federal Home Loan Bank of Indianapolis, repurchase agreements, loan payments, loan payoffs, and the sale of loans as sources of funds. Although the Bank continues to rely on deposits as its chief source of funds, the use of borrowed funds, including FHLB advances, continues to be an important component of the Bank’s liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

        The Bank’s primary use of funds is loans, which totaled $1,713,012,000 at June 30, 2007, $1,694,687,000 at December 31, 2006, and $1,660,680,000 at June 30, 2006. In addition, the Bank invests in short-term investments and securities available for sale.

        The Corporation adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the contractual obligations table presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

        The Corporation uses a model that measures interest rate sensitivity to determine the impact on net interest income of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposit, estimated borrowing needs, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest rate sensitive instruments that are held to maturity or available for sale. The Corporation has no trading assets. Based on the information and assumptions in effect at June 30, 2007, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 1.36 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 2.65 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results.

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

        The Corporation also monitors interest rate sensitivity using traditional gap analysis. Gap analysis is a static management tool used to identify mismatches in the repricing of assets and liabilities within specified periods of time. Since it is a static indicator it does not attempt to predict the net interest income of a dynamic business in a rapidly changing environment. Significant adjustments may be made when the rate outlook changes. At June 30, 2007, First Indiana’s six-month and one-year cumulative gap stood at a negative 1.79 percent and a negative 1.80 percent, respectively, of total interest-earning assets. This negative gap means that 1.79 percent and 1.80 percent of First Indiana’s liabilities will reprice within six months and one year, respectively, without a corresponding repricing of earning assets. This compares with a negative six-month gap of 1.18 percent and a negative one-year gap of 2.46 percent at December 31, 2006. The increase of the six month cumulative negative gap at June 30, 2007 from the gap at December 31, 2006 is primarily the result of growth in savings deposits repricing within six months.

        The following table shows First Indiana’s interest rate sensitivity at June 30, 2007 and December 31, 2006.

(Dollars in Thousands)

	Rate	Balance	Percent of Total	Within 180 Days	Over 180 Days to One Year	Over One Year to Five Years	Over Five Years
Interest-Earning Assets
Interest-Bearing Due from Banks	5.20%	$ 2,257	0.11%	$ 2,257	$ —	$ —	$ —
Federal Funds Sold	5.26	95,100	4.55	95,100	—	—	—
Securities Available for Sale	5.31	259,681	12.42	83,740	93,827	82,114	—
Other Investments	4.65	20,006	0.96	—	—	—	20,006
Loans (1)
Business	7.84	622,890	29.79	472,777	15,094	131,333	3,686
Commercial Real Estate	8.32	215,882	10.33	164,453	1,648	34,135	15,646
Single-Family Construction	8.68	158,842	7.60	158,842	—	—	—
Consumer	7.26	463,097	22.16	200,522	23,677	146,376	92,522
Residential Mortgage	5.37	252,301	12.08	35,973	36,274	159,029	21,025

	7.06	$ 2,090,056	100.00%	1,213,664	170,520	552,987	152,885

Interest-Bearing Liabilities
Deposits
Demand Deposits (2)	0.55	$ 187,250	10.49%	16,097	—	—	171,153
Savings Deposits (2)	3.90	775,711	43.47	726,608	1,259	10,072	37,772
Certificates of Deposit under $100,000	4.76	310,431	17.40	129,434	108,716	72,126	155
Certificates of Deposit $100,000 or Greater	5.11	160,221	8.98	93,373	38,415	28,317	116

	3.78	1,433,613	80.34	965,512	148,390	110,515	209,196
Borrowings
Short-Term Borrowings	3.94	285,469	16.00	285,469	—	—	—
FHLB Advances	5.42	18,379	1.03	—	10,000	1,498	6,881
Subordinated Notes	7.15	46,967	2.63	—	12,466	12,257	22,244

	3.91	1,784,428	100.00%	1,250,981	170,856	124,270	238,321

Net - Other (3)		305,628		—	—	—	305,628

Total		$ 2,090,056		1,250,981	170,856	124,270	543,949

Rate Sensitivity Gap				$ (37,317)	$ (336)	$ 428,717	$ (391,064)

June 30, 2007 - Cumulative Rate Sensitivity Gap				$ (37,317)	$ (37,653)	$ 391,064

Percent of Total Interest-Earning Assets				-1.79%	-1.80%	18.71%

December 31, 2006 - Cumulative Rate Sensitivity Gap				$ (23,880)	$ (49,776)	$ 402,646

Percent of Total Interest-Earning Assets				-1.18%	-2.46%	19.88%

(1)	The distribution of fixed-rate loans and mortgage-backed securities is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable-rate loans is based on the earliest repricing date for each loan. Included in loans are $17.4 million of consumer loans held for sale.
(2)	A portion of these deposits has been included in the Over Five Years category to reflect management’s assumption that these accounts are not rate-sensitive. This assumption is based upon the historical trends on these types of deposits experienced through periods of significant increases and decreases in interest rates with minimal changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.
(3)	Net - Other is the excess of non-interest-bearing liabilities and shareholders’ equity over non-interest-earning assets.

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

Part II Other Information

Items 1 and 3 are not applicable.

Item 1.A. Risk Factors

        There have been no material changes from the risk factors previously disclosed in the Corporation’s December 31, 2006 Annual Report on Form10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        There were no equity securities of the Corporation sold by the Corporation during the period covered by the report that were not registered under the Securities Act.

ISSUER PURCHASES OF FIRST INDIANA COMMON STOCK SECURITIES

Period	Total Number of Shares (or Units) Purchased (1) (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2007 to April 30, 2007	—	$ —	—	475,000

May 1, 2007 to May 31, 2007	—	$ —	—	475,000

June 1, 2007 to June 30, 2007	—	$ —	—	475,000

Total	—	$ —	—	475,000

(1)	Shares of common stock are purchased by the Corporation in the open market and held in trust for certain of the Corporation’s Directors under the Director’s Deferred Fee Plan described in the Corporation’s Proxy Statement. In the second quarter of 2007, no shares were purchased under this plan.
(2)	On April 19, 2006, the Board of Directors of the Corporation approved the repurchase, from time to time, on the open market of up to 1,000,000 outstanding shares of the Corporation’s common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board’s authorization has no expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held April 18, 2007.

Proposal No. 1: Election of Directors. The following directors were elected at this meeting:

	Votes For	Votes Withheld
Robert H. McKinney	13,946,749	1,858,542
Robert H. Warrington	14,016,855	1,788,436
Michael W. Wells	15,583,777	221.514

Item 5. Other Information

        This Quarterly Report contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, a material increase in consumer loans which are resold to the Bank by investors; changes in interest rates; prepayment activity, loan sale volumes, charge-offs and loan loss provisions; general economic conditions, either nationally or in Indiana; failure to attract and retain a sufficient amount of loans and deposits at acceptable spreads; receipt of regulatory approvals without unexpected delays or conditions; delay in or inability to execute strategic initiatives designed to grow revenues and/or reduce expenses; the retention of key employees and customers; new or existing litigation; losses, customer bankruptcy, claims and assessments; new legal obligations or restrictions; changes in accounting, tax, or regulatory practices or requirements. Expectations reflected in the Corporation’s forward-looking statements are necessarily affected by whether the proposed Merger with M & I occurs and the timing of any such Merger. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements is available in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and subsequent filings with the United Stated Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at http://www.sec.gov or on the Corporation’s web site at http://www.FirstIndiana.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

        There have been no material changes to the procedures by which security holders may recommend nominees to First Indiana’s Board of Directors since First Indiana’s last disclosure with respect to such procedures.

Item 6. Exhibits

3.1	Articles of Incorporation of First Indiana Corporation, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-K filed on March 12, 2001.
3.2	Amended and Restated Bylaws of First Indiana Corporation, as amended July 19, 2006, incorporated by reference to the Registrant’s Form 10-K filed March 2, 2007.
10.1	Lease agreement dated April 17, 2007 with Crown Green Associates, LLC, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed April 23, 2007.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Indiana Corporation

August 8, 2007	/s/ Robert H. Warrington Robert H. Warrington President and Chief Executive Officer (Principal Executive Officer)

August 8, 2007	/s/ William J. Brunner William J. Brunner Chief Financial Officer (Principal Financial Officer)

