Form 10-Q
period 2007-09-30
FIRST INDIANA CORP
filed 2007-11-02
CIK 789670

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

or

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
SUITE 1000
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

On October 31, 2007, the registrant had 16,543,966 shares of common stock outstanding, $0.01 par value.

FIRST INDIANA CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

Condensed Consolidated Balance Sheets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)

	September 30 2007 (Unaudited)	December 31 2006	September 30 2006 (Unaudited)
Assets
Cash	$ 45,830	$ 53,511	$ 52,552
Interest-Bearing Due from Banks	2,458	6,317	7,115
Federal Funds Sold	1,500	41,500	50,000

Cash and Cash Equivalents	49,788	101,328	109,667
Securities Available for Sale	228,679	262,827	245,725
Other Investments	20,006	20,006	22,214
Loans
Commercial	1,021,907	937,827	929,330
Consumer	448,509	463,527	471,320
Residential Mortgage	240,028	268,687	273,774

Total Loans	1,710,444	1,670,041	1,674,424
Allowance for Loan Losses	(22,879)	(30,463)	(34,972)

Net Loans	1,687,565	1,639,578	1,639,452
Premises and Equipment	34,993	27,218	25,853
Accrued Interest Receivable	11,318	11,710	10,832
Goodwill	30,682	30,682	30,682
Other Intangible Assets	2,623	2,864	2,949
Assets of Discontinued Operations	346	24,646	18,304
Other Assets	37,915	41,254	40,773

Total Assets	$ 2,103,915	$ 2,162,113	$ 2,146,451

Liabilities
Non-Interest-Bearing Deposits	$ 221,857	$ 242,975	$ 247,128
Interest-Bearing Deposits
Demand Deposits	177,106	194,878	199,546
Savings Deposits	747,380	664,474	678,493
Certificates of Deposit	419,571	508,728	546,517

Total Interest-Bearing Deposits	1,344,057	1,368,080	1,424,556

Total Deposits	1,565,914	1,611,055	1,671,684
Short-Term Borrowings	210,626	253,242	184,870
Federal Home Loan Bank Advances	68,080	19,666	19,675
Subordinated Notes	46,998	46,905	46,874
Accrued Interest Payable	1,392	2,612	2,693
Advances by Borrowers for Taxes and Insurance	1,740	1,265	1,993
Liabilities of Discontinued Operations	3,000	24,646	18,304
Other Liabilities	25,644	20,628	21,850

Total Liabilities	1,923,394	1,980,019	1,967,943

Shareholders’ Equity
Common Stock, $.01 Par Value: 33,000,000 Shares
Authorized; Issued: 20,614,355 Shares at
September 30, 2007; 20,518,538 Shares and
20,444,686 Shares at December 31, 2006 and
September 30, 2006, respectively	206	205	205
Capital Surplus	19,588	18,121	17,118
Retained Earnings	228,974	225,365	222,705
Accumulated Other Comprehensive Loss	(1,773)	(2,908)	(2,831)
Treasury Stock at Cost: 4,075,646 Shares at
September 30, 2007; 3,750,811 and 3,750,811
Shares at December 31, 2006 and
September 30, 2006, respectively	(66,474)	(58,689)	(58,689)

Total Shareholders’ Equity	180,521	182,094	178,508

Total Liabilities and Shareholders’ Equity	$ 2,103,915	$ 2,162,113	$ 2,146,451

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Interest Income
Interest-Bearing Due from Banks	$ 62	$ 82	$ 125	$ 305
Federal Funds Sold	372	373	867	557
Securities Available for Sale	2,772	2,512	8,357	7,427
Dividends on Other Investments	234	235	713	935
Loans	31,477	30,711	93,876	85,050

Total Interest Income	34,917	33,913	103,938	94,274
Interest Expense
Deposits	13,533	13,431	39,469	32,365
Short-Term Borrowings	2,115	1,761	6,648	5,383
Federal Home Loan Bank Advances	279	299	785	1,742
Subordinated Notes	843	843	2,523	2,523

Total Interest Expense	16,770	16,334	49,425	42,013

Net Interest Income	18,147	17,579	54,513	52,261
Provision for Loan Losses	—	—	—	(1,600)

Net Interest Income after Provision for Loan Losses	18,147	17,579	54,513	53,861
Non-Interest Income
Deposit Charges	4,840	4,159	14,049	12,148
Loan Fees	205	410	678	1,397
Investment Product Sales Commissions	348	164	978	572
Sale of Loans	—	68	(1)	151
Other	226	624	1,620	1,849

Total Non-Interest Income	5,619	5,425	17,324	16,117
Non-Interest Expense
Salaries and Benefits	8,435	8,355	26,783	25,723
Net Occupancy	1,013	975	3,184	2,888
Equipment	1,335	1,401	4,045	4,776
Professional Services	1,790	848	3,427	2,641
Marketing	620	492	1,870	1,498
Telephone, Supplies, and Postage	636	750	1,988	2,018
Other Intangible Asset Amortization	80	86	241	235
OREO Expenses	32	39	(340)	(146)
Other	1,760	1,927	4,948	4,522

Total Non-Interest Expense	15,701	14,873	46,146	44,155

Income from Continuing Operations	8,065	8,131	25,691	25,823
Income Taxes	3,241	2,961	9,894	9,657

Income from Continuing Operations, Net of Taxes	4,824	5,170	15,797	16,166
Discontinued Operations
Income (Loss) from Discontinued Operations	(463)	785	(2,137)	17,615
Income Taxes	(197)	282	(857)	6,842

Income (Loss) from Discontinued Operations, Net of Taxes	(266)	503	(1,280)	10,773

Net Income	$ 4,558	$ 5,673	$ 14,517	$ 26,939

Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.30	$ 0.31	$ 0.97	$ 0.97
Income (Loss) from Discontinued Operations, Net of Taxes	(0.02)	0.03	(0.08)	0.65

Net Income	$ 0.28	$ 0.34	$ 0.89	$ 1.62

Diluted Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.29	$ 0.31	$ 0.95	$ 0.97
Income (Loss) from Discontinued Operations, Net of Taxes	(0.02)	0.03	(0.08)	0.62

Net Income	$ 0.27	$ 0.34	$ 0.87	$ 1.59

Dividends Per Common Share	$ 0.210	$ 0.200	$ 0.630	$ 0.600

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Shareholders’ Equity
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Outstanding Shares	Amount
Balance at December 31, 2005	17,163,404	$ 203	$ 16,152	$ 204,089	$(3,077)	$(41,925)	$ 175,442
Comprehensive Income:
Net Income	—	—	—	26,939	—	—	26,939
Unrealized Gain on Securities Available for Sale of
$832 Net of Income Taxes and Reclassification Adjustment of
$0, Net of Income Taxes	—	—	—	—	503	—	503
Excess Unfunded Accumulated Pension Benefit
Obligation	—	—	—	—	(257)	—	(257)

Total Comprehensive Income							27,185
Dividends on Common Stock - $0.60 per share	—	—	—	(10,059)	—	—	(10,059)
Exercise of Stock Options	90,704	1	953	—	—	—	954
Purchase of Vested Stock Options	—	—	(52)	—	—	—	(52)
Redemption of Common Stock	(2,996)	—	(83)	—	—	—	(83)
Payment for Fractional Shares	(400)	—	(11)	—	—	—	(11)
Tax Benefit of Option Compensation	—	—	574	—	—	—	574
Common Stock Issued under Deferred Compensation Plan	—	—	(33)	—	—	—	(33)
Common Stock to Be Issued under Stock Incentive Plans	—	—	974	(695)	—	—	279
Common Stock Issued under Restricted Stock Plans	93,744	1	—	—	—	—	1
Common Stock Cancelled under Restricted Stock Plans	(20,936)	—	—	—	—	—	—
Amortization of Restricted Common Stock	—	—	(1,551)	2,431	—	—	880
Amortization of Stock Options	—	—	193	—	—	—	193
Purchase of Treasury Stock	(629,756)	—	—	—	—	(16,765)	(16,765)
Reissuance of Treasury Stock	111	—	2	—	—	1	3

Balance at September 30, 2006	16,693,875	$ 205	$ 17,118	$ 222,705	$(2,831)	$(58,689)	$ 178,508

			Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

	Common Stock
	Outstanding Shares	Amount
Balance at December 31, 2006	16,767,727	$205	$ 18,121	$ 225,365	$(2,908)	$(58,689)	$ 182,094
Adjustment to the liability for unrealized tax benefits upon
adoption of Fin 48		—	—	(500)	—	—	(500)

Adjusted Balance at January 1, 2007		205	18,121	224,865	(2,908)	(58,689)	181,594
Comprehensive Income:
Net Income	—	—	—	14,517	—	—	14,517
Unrealized Gain on Securities Available for Sale of $1,824
Net of Income Taxes and Reclassification Adjustment of
$0, Net of Income Taxes	—	—	—	—	1,115	—	1,115
Gains or Losses and Prior Service Costs or Credits, Net of
Income Taxes Not Recognized as Components of Net Periodic
Benefit Cost					20		20

Total Comprehensive Income							15,652
Dividends on Common Stock - $0.63 per share	—	—	—	(10,408)	—	—	(10,408)
Exercise of Stock Options	106,871	1	1,497	—	—	—	1,498
Redemption of Common Stock	(36,651)	—	(903)	—	—	—	(903)
Common Stock Issued under Deferred Compensation Plan	—	—	(37)	—	—	—	(37)
Common Stock to Be Issued under Stock Incentive Plans	—	—	192	—	—	—	192
Common Stock Issued under Restricted and Deferred Stock Plans	36,921	—	—	—	—	—	—
Common Stock Cancelled under Restricted Stock Plans	(11,324)	—	—	—	—	—	—
Amortization of Restricted Common Stock	—	—	560	—	—	—	560
Amortization of Stock Options	—	—	155	—	—	—	155
Purchase of Treasury Stock	(325,000)	—	—	—	—	(7,786)	(7,786)
Reissuance of Treasury Stock	165	—	3	—	—	1	4

Balance at September 30, 2007	16,538,709	$206	$ 19,588	$ 228,974	$(1,773)	$(66,474)	$ 180,521

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)
(Unaudited)

	Nine Months Ended September 30
	2007	2006
Cash Flows from Operating Activities
Net Income	$ 14,517	$ 26,939
Income from Discontinued Operations, Net of Taxes	(1,280)	10,773

Income from Continuing Operations, Net of Taxes	15,797	16,166
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Gain on Sale of Loans, Investments, and Premises and Equipment, Net	2,369	612
Amortization of Premium, Discount, and Intangibles, Net	(700)	1,263
Stock Option Expense	155	193
Depreciation and Amortization of Premises and Equipment	1,577	2,114
Amortization of Net Deferred Loan Fees	225	942
Provision for Loan Losses	—	(1,600)
Stock Compensation	192	279
Change in:
Accrued Interest Receivable	392	(358)
Other Assets	2,056	6,513
Accrued Interest Payable	(1,220)	863
Other Liabilities	4,516	(7,207)
Operating Cash Flows of Discontinued Operations	25,373	14,043

Net Cash Provided by Operating Activities	50,732	33,823

Cash Flows from Investing Activities
Proceeds from Maturities of Securities Available for Sale	107,455	23,408
Purchase of Securities Available for Sale	(69,871)	(35,415)
Sale of Other Investments	—	4,326
Principal Collected on Loans, Net of Originations	(59,646)	(145,871)
Proceeds from Sale of Loans and OREO	10,722	2,887
Purchase of Premises and Equipment	(10,132)	(4,458)
Investing Cash Flows of Discontinued Operations	—	10,054

Net Cash Used by Investing Activities	(21,472)	(145,069)

Cash Flows from Financing Activities
Net Change in Deposits	(45,141)	222,458
Net Change in Short-Term Borrowings	(42,616)	(3,520)
Net Change in Advances by Borrowers for Taxes and Insurance	475	1,120
Repayment of Federal Home Loan Bank Advances	(21,586)	(280,758)
Borrowings of Federal Home Loan Bank Advances	70,000	258,068
Tax Benefit of Stock Option Compensation	—	574
Stock Option Proceeds	595	871
Restricted Shares Issued	—	1
Deferred Compensation	(37)	(33)
Purchase of Treasury Stock	(7,786)	(16,765)
Purchase of Vested Stock Options	—	(52)
Payment of Fractional Shares	—	(11)
Reissuance of Treasury Stock	4	3
Dividends Paid	(10,408)	(10,059)
Financing Cash Flows of Discontinued Operations	(24,300)	(14,038)

Net Cash Provided by Financing Activities	(80,800)	157,859

Net Change in Cash and Cash Equivalents	(51,540)	46,613
Cash and Cash Equivalents at Beginning of Year	101,328	63,054

Cash and Cash Equivalents at End of Period	$ 49,788	$ 109,667

See Notes to Condensed Consolidated Financial Statements

FIRST INDIANA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2007 and 2006
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

(Dollars in Thousands, except Share and Per Share Data)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes (Numerator)	$ 4,824	$ 5,170	$ 15,797	$ 16,166
Average Basic Shares Outstanding (Denominator)	16,296,711	16,450,267	16,320,693	16,579,573
Basic Earnings Per Share, Income from Continuing Operations, Net of Taxes	$ 0.30	$ 0.31	$ 0.97	$ 0.97

Diluted Earnings Per Share
Income From Continuing Operations, Net of Taxes (Numerator)	$ 4,824	$ 5,170	$ 15,797	$ 16,166
Average Basic Shares Outstanding	16,296,711	16,450,267	16,320,693	16,579,573
Add: Dilutive Effect of Stock Options, Deferred Shares and Restricted Stock	372,372	366,731	307,683	393,192

Average Diluted Shares Outstanding (Denominator)	16,669,083	16,816,998	16,628,376	16,972,765
Diluted Earnings Per Share, Income from Continuing Operations, Net of Taxes	$ 0.29	$ 0.31	$ 0.95	$ 0.97

Note 3 – Stock-Based Compensation

        Under the First Indiana Corporation 2004 Executive Compensation Plan (“2004 Plan”), First Indiana is authorized to provide cash and non-cash incentives (which may be options, restricted stock, or specified other stock-based awards) to its executives, key employees, and directors. At September 30, 2007, 839,210 stock-based award shares were available for grant under this plan.

        At September 30, 2007, the total unamortized fair value of non-vested awards (stock options, restricted stock and deferred share awards) was $2,071,000. The weighted average period over which this fair value will be recognized is 1.88 years.

        The following table illustrates the effect on net income for the three and nine months ended September 30, 2007 and 2006 of the Corporation’s stock-based compensation plan under SFAS 123R.

(Dollars in Thousands)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Total Cost of Stock-Based Payment Plans	$ 265	$ 377	$ 908	$ 1,405

Amount of Related Income Tax Benefit Included in Income	(95)	(128)	(320)	(483)

The total cost of stock-based payment plans for the three and nine months ended September 30, 2007 decreased from the comparable cost for the same periods of 2006 primarily due to cumulative adjustments resulting from changes in estimated award forfeiture rates.

Note 4 – Commercial Loans

        The following table presents the components of commercial loans.

(Dollars in Thousands)

	September 30 2007	December 31 2006	September 30 2006
Business	$ 647,908	$619,891	$624,682
Commercial Real Estate	228,086	191,020	176,384
Single-Family Construction	145,913	126,916	128,264

Total	$1,021,907	$937,827	$929,330

In the second quarter of 2007, approximately $48 million of loans were reclassified from business loans to commercial real estate loans ($32 million) and single-family construction loans ($16 million). This loan reclassification was the result of a thorough review of loan category assignments within the commercial loan portfolio.

Note 5 – Allowance for Loan Losses

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

Note 6 – Segment Reporting

        The Corporation’s business units are primarily organized to operate in the financial services industry and are determined by the products and services offered. The community bank segment includes the Bank’s branch network, investment and insurance subsidiary, and home equity, installment, and residential loans originated and purchased for the Bank’s portfolio. The community bank segment also includes business, single-family construction, and commercial real estate loans, and traditional cash management services for business customers. Non-segment includes investment portfolio management, the servicing of all loans and deposits, the parent company activities and other items not directly attributable to a specific segment. Revenues in the Corporation’s segments are generated from loans, loan sales, and fee income. There are no foreign operations. Prior to its classification as discontinued operations, the Trust Division was disclosed as part of the community bank segment. Prior to its classification as discontinued operations, wholesale consumer loan originations were disclosed as the consumer finance segment.

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

Segment Reporting
(Dollars in Thousands)

	Community Bank	All Other	Consolidated Totals
Third Quarter 2007
Average Segment Assets	$ 2,001,671	$ 120,164	$ 2,121,835

Net Interest Income (Expense) (1)	17,200	947	18,147
Provision for Loan Losses	—	—	—
Non-Interest Income	5,526	93	5,619
Intangible Amortization	(81)	—	(81)
Other Non-Interest Expense	(6,423)	(9,329)	(15,752)
Intersegment Income (Expense) (2)	4,556	(4,424)	132

Income (Loss) from Continuing
Operations before Income Taxes	$ 20,778	$ (12,713)	$ 8,065

Third Quarter 2006
Average Segment Assets	$ 1,671,047	$ 400,343	$ 2,071,390
Net Interest Income (Expense) (1)	16,079	1,500	17,579
Provision for Loan Losses	—	—	—
Non-Interest Income	5,194	231	5,425
Intangible Amortization	(86)	—	(86)
Other Non-Interest Expense	(6,662)	(8,823)	(15,485)
Intersegment Income (Expense) (2)	(3,855)	4,553	698

Income (Loss) from Continuing
Operations before Income Taxes	$ 10,670	$ (2,539)	$ 8,131

Year to Date 2007
Average Segment Assets	$ 1,903,415	$ 199,391	$ 2,102,806
Net Interest Income (Expense) (1)	51,588	2,925	54,513
Provision for Loan Losses	—	—	—
Non-Interest Income	15,738	1,586	17,324
Intangible Amortization	(241)	—	(241)
Other Non-Interest Expense	(18,675)	(27,547)	(46,222)
Intersegment Income (Expense) (2)	(4,808)	5,125	317

Income (Loss) from Continuing
Operations before Income Taxes	$ 43,602	$(17,911)	$ 25,691

Year to Date 2006
Average Segment Assets	$ 1,588,912	$ 395,535	$ 1,984,447
Net Interest Income (Expense) (1)	46,925	5,336	52,261
Provision for Loan Losses	1,600	—	1,600
Non-Interest Income	14,845	1,272	16,117
Intangible Amortization	(257)	22	(235)
Other Non-Interest Expense	(18,050)	(26,667)	(44,717)
Intersegment Income (Expense) (2)	(11,753)	12,550	797

Income (Loss) from Continuing
Operations before Income Taxes	$ 33,310	$ (7,487)	$ 25,823

(1)	The net interest income amounts in the segment results reflect the actual interest income and expense from segment activities and amounts for transfer income and expense to match fund each segment. Transfer income and expense is assigned to assets and liabilities based on the cost of funds.
(2)	Intersegment revenues are received by one segment for performing a service for another segment. In the case of residential and consumer portfolios, the amount paid to the consumer loan processing office is capitalized and amortized over a four-year period. These entries are eliminated from the Corporation’s actual results.

Note 7 – Certain Employee Benefit Plans

        The net periodic benefit cost of the supplemental pension benefit plan and the postretirement medical, dental, and life insurance programs recognized in the results of operations and other comprehensive income is as follows. Unrecognized prior service amounts and unrecognized net gains and losses for all plans are amortized using the straight-line method.

(Dollars in Thousands)

	Supplemental Pension Benefits		Postretirement Benefits
	Three Months Ended September 30		Three Months Ended September 30
	2007	2006	2007	2006
Service Cost	$ 82	$120	$ 4	$ 4
Interest Cost	106	92	13	13
Expected Return on Plan Assets	—	—	—	—
Amortization of Net (Gain) or Loss	12	4	(15)	(15)
Amortization of Prior Service Cost	15	14	—	—
Amortization of Transition Obligation	3	3	—	—
Adjustment for Growth of Notional Balance	(174)	133	—	—

Total Net Periodic Benefit Cost	44	$366	2	$ 2

Other Changes in Plan Assets and Benefit
Obligations Recognized in Other Comprehensive
Income:
Amortization of Net (Gain) or Loss	(12)		15
Amortization of Prior Service Cost	(15)		—
Amortization of Transition Obligation	(3)		—

Total Recognized in Other Comprehensive Income	(30)		15

Total Recognized in Net Periodic Benefit Cost
and Other Comprehensive Income	$ 14		$ 17

	Supplemental Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Service Cost	$ 246	$ 272	$ 12	$ 12
Interest Cost	327	357	39	39
Expected Return on Plan Assets	—	—	—	—
Amortization of Net (Gain) or Loss	36	36	(45)	(45)
Amortization of Prior Service Cost	44	45	—	—
Amortization of Transition Obligation	9	9	—	—
Adjustment for Growth of Notional Balance	126	363	—	—

Total Net Periodic Benefit Cost	788	$1,082	6	$ 6

Other Changes in Plan Assets and Benefit
Obligations Recognized in Other Comprehensive
Income:
Amortization of Net (Gain) or Loss	(36)		45
Amortization of Prior Service Cost	(45)		—
Amortization of Transition Obligation	(9)		—

Total Recognized in Other Comprehensive Income	(90)		45

Total Recognized in Net Periodic Benefit Cost
and Other Comprehensive Income	$ 698		$ 51

Note 8 – Goodwill, and Other Intangible Assets

        Goodwill at September 30, 2007 and 2006 was $30,682,000 all of which was assigned to the community bank segment.

        The following table summarizes the carrying amount of other intangible assets at September 30, 2007, December 31, 2006, and September 30, 2006.

(Dollars in Thousands)

Core Deposit Intangible
Gross Carrying Amount	$ 4,357
Less: Accumulated Amortization	(1,734)

Net Carrying Amount at September 30, 2007	$ 2,623

Gross Carrying Amount	$ 4,357
Less: Accumulated Amortization	(1,493)

Net Carrying Amount at December 31, 2006	$ 2,864

Gross Carrying Amount	$ 4,357
Less: Accumulated Amortization	(1,408)

Net Carrying Amount at September 30, 2006	$ 2,949

        Projected annual intangible amortization for the years 2007 through 2011 is $321,000, $300,000, $280,000, $260,000, and $239,000 respectively.

Note 9 – Obligations under Guarantees and Commitments and Contingencies

        As of September 30, 2007, the Corporation had issued $32,859,000 in standby letters of credit, predominately with remaining terms of three years or less. The Corporation has recognized a liability at September 30, 2007, December 31, 2006, and September 30, 2006 of $104,000, $103,000, and $145,000 respectively, relating to these commitments.

        At September 30, 2007, December 31, 2006, and September 30, 2006, the Corporation had reserves of $514,000, $494,000 and $442,000, respectively, included in other liabilities for losses on off-balance sheet credit exposures.

        The Bank maintains back up letter of credit facility agreements with rated financial institutions covering certain of the Bank’s letters of credit.

Note 10 – Discontinued Operations

        In the third quarter of 2007, the Corporation discontinued the origination of consumer loans through its wholesale lending network (“Consumer Finance”). Consumer Finance’s income and expense have been presented as discontinued operations, and the results of operations and cash flows have been disclosed separately for all periods presented in the Consolidated Statements of Earnings, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements. Prior to this action, the activity of this business comprised the Consumer Finance segment.

        Earning assets of Consumer Finance consists of home equity loans held for sale. These earning assets are funded with short-term borrowings under the business segment methodology and reflect the manner in which an independent business funds their operations. Consequently short-term borrowings (and their related interest expense) equal to the segment’s earning assets have been allocated to Consumer Finance.

        The assets and liabilities of Consumer Finance were as follows:

(Dollars in Thousands)

	September 30 2007	September 30 2006
Assets
Consumer Loans	$ 346	$18,304

Total Assets	$ 346	$18,304

Liabilities
Short-term Borrowings	$ 346	$18,304
Other Liabilities	2,654	—

Total Liabilities	$3,000	$18,304

        Results of operations for Consumer Finance were as follows:

(Dollars in Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Interest Income
Loans	$ 253	$ 731	$ 1,182	$ 2,549
Interest Expense
Short-term Borrowings	123	390	682	1,295

Net Interest Income	130	341	500	1,254

Non-Interest Income
Sale of Loans	594	1,209	(806)	5,235
Other Income	1	2	3	2

Total Non-Interest Income	595	1,211	(803)	5,237

Non-Interest Expense
Salaries and Benefits	1,063	905	1,527	2,554
Net Occupancy	14	18	47	57
Equipment	11	117	32	342
Professional Services	8	44	35	75
Telephone, Supplies, and Postage	16	66	57	211
Intangible Asset Amortization	—	—	—	21
Other	76	(383)	136	(130)

Total Non-Interest Expense	1,188	767	1,834	3,130

Income (Loss) before Tax	(463)	785	(2,137)	3,361
Income Tax	(197)	282	(857)	1,241

Net Income (Loss)	$ (266)	$ 503	$(1,280)	$ 2,120

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

        Results of operations for Trust were as follows:

(Dollars in Thousands)

	Three Months Ended September 30 2006	Nine Months Ended September 30 2006
Non-Interest Income
Trust Fees	$—	$ —
Gain on Sale of Trust Operations	—	14,882

Total Non-Interest Income	—	14,882

Non-Interest Expense
Salaries and Benefits	—	618
Net Occupancy	—	1
Equipment	—	—
Professional Services	—	9
Marketing	—	—
Telephone, Supplies, and Postage	—	4
Other	—	(4)

Total Non-Interest Expense	—	628

Income before Tax	—	14,254
Income Tax	—	5,601

Net Income	$—	$ 8,653

Note 11 – Income Taxes

        Total income tax expense for the three and nine months ended September 30, 2007 was $3,044,000 and $9,037,000, respectively, as compared to $3,243,000 and $10,898,000 for the same periods of 2006. The effective tax rates for the three and nine months ended September 30, 2007 were 40.0 percent and 38.4 percent, respectively compared to 36.4 percent and 37.3 percent for the comparable periods in 2006.

        The Corporation adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized.

        The Corporation’s total liabilities for unrecognized tax benefits approximated $6,998,000 on January 1, 2007. In accordance with FIN 48, the Corporation recognized a cumulative-effect adjustment of $500,000, increasing its liabilities for unrecognized tax benefits and interest and reducing the January 1, 2007 balance of retained earnings. The amount of unrecognized tax benefits did not materially change from January 1, 2007 to September 30, 2007.

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

        The Corporation files income tax returns in the U.S. Federal jurisdiction, as well as various state taxing jurisdictions. The Corporation is subject to Federal income tax examinations by tax authorities for the tax years 2003 through 2006, and generally subject to various state tax examinations for tax years 2000 through 2006. Additionally, as a result of an examination by the Indiana Department of Revenue for the tax years 2003-2005 the Corporation has received a proposed assessment totaling $3,647,000 including interest and penalties of approximately $455,000. The Corporation disagrees with the proposed assessment and it is defending its position. The Corporation believes it is adequately reserved for this exposure.

Note 12 – Recently Issued Accounting Pronouncements

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

        In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The statement allows companies to elect measuring specified financial instruments at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” must be applied to individual contracts, is irrevocable for every contract chosen to be measured at fair value, and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of the contract. Companies may elect fair-value treatment when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. Companies that elect fair-value measurement are required under SFAS 159 to report assets and liabilities that are measured at fair-value separately from assets and liabilities measured using another measurement attribute (i.e. historical cost). The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which a company elects fair-value measurement is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. For First Indiana, SFAS 159 is effective January 1, 2008. Retrospective application is not allowed. Under early adoption provisions of the statement, First Indiana may adopt the statement effective January 1, 2007. However the Corporation did not elect early adoption of SFAS 159. The Corporation is in the process of reviewing and evaluating SFAS 159, and therefore the impact of its adoption to First Indiana’s financial condition, results of operations, or cash flows is not yet known.

Note 13 – Business Combination

        On July 9, 2007, the Corporation and Marshall & Ilsley Corporation (“M&I”) jointly announced the signing of a definitive agreement (the “Merger Agreement”) pursuant to which a wholly-owned subsidiary of M&I will be merged with and into First Indiana (the “Merger”), following which First Indiana will be a wholly-owned subsidiary of M&I. The Merger Agreement provides that upon the effective date of the Merger, shareholders of First Indiana will receive $32.00 in cash for each share of First Indiana common stock, $0.01 par value per share, or an aggregate of approximately $529,000,000. Consummation of the proposed Merger is subject to several conditions, including regulatory and shareholder approval and the absence of material adverse events. Pending shareholder approval, the Merger is expected to be completed in early January 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        This Quarterly Report contains forward-looking statements. See Part II, ‘Item 1A. Risk Factors’ and ‘Item 5. Other Information’ within this report for further information on the risks and uncertainties associated with forward-looking statements.

        This section of this Quarterly Report discusses the financial condition and results of operations of the Corporation for the three and nine month periods ended September 30, 2007 and serves to update the 2006 Annual Report on Form 10-K (“Form 10-K”). This section should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated financial statements and notes presented in this Form 10-Q.

Financial Highlights
First Indiana Corporation and Subsidiaries
(Dollars in Thousands, except Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	September 30 2007	September 30 2006	September 30 2007	September 30 2006
Net Interest Income	$ 18,147	$ 17,579	$ 54,513	$ 52,261
Provision for Loan Losses	—	—	—	(1,600)
Non-Interest Income	5,619	5,425	17,324	16,117
Non-Interest Expense	15,701	14,873	46,146	44,155
Income from Continuing Operations, Net of Taxes	4,824	5,170	15,797	16,166
Income (Loss) from Discontinued Operations, Net of Taxes	(266)	503	(1,280)	10,773
Net Income	4,558	5,673	14,517	26,939

Basic Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.30	0.31	$ 0.97	$ 0.97
Income (Loss) from Discontinued Operations, Net of Taxes	(0.02)	0.03	(0.08)	0.65

Net Income	$ 0.28	$ 0.34	$ 0.89	$ 1.62

Diluted Earnings Per Share
Income from Continuing Operations, Net of Taxes	$ 0.29	$ 0.31	$ 0.95	$ 0.97
Income (Loss) from Discontinued Operations, Net of Taxes	(0.02)	0.03	(0.08)	0.62

Net Income	$ 0.27	$ 0.34	$ 0.87	$ 1.59

Dividends Per Share	$ 0.210	$ 0.200	$ 0.630	$ 0.600

Net Interest Margin	3.63%	3.60%	3.68%	3.73%
Efficiency Ratio (1)	66.07	64.65	64.24	64.57
Annualized Return on Average Assets (2)	0.85	1.07	0.92	1.78
Annualized Return on Average Equity (2)	10.05	12.71	10.78	20.23

Average Basic Shares Outstanding	16,296,711	16,450,267	16,320,693	16,579,573
Average Diluted Shares Outstanding	16,669,083	16,816,998	16,628,376	16,972,765

	September 30 2007	December 31 2006	September 30 2006
Assets	$ 2,103,915	$ 2,162,113	$ 2,146,451
Loans	1,710,444	1,670,041	1,674,424
Deposits	1,565,914	1,611,055	1,671,684
Shareholders’ Equity	180,521	182,094	178,508

Shareholders’ Equity/Assets	8.58%	8.42%	8.32%
Tangible Equity/Tangible Assets	7.11%	6.98%	6.86%

Shareholders’ Equity Per Share	$ 10.92	$ 10.87	$ 10.69
Market Closing Price	31.32	25.36	26.01

Shares Outstanding	16,538,709	16,767,727	16,693,875
(1)	Based on continuing operations.
(2)	Includes earnings from continuing and discontinued operations.

Summary of Corporation’s Results

The primary sources of First Indiana’s revenue are net interest income from loans and deposits, and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

In the third quarter of 2007 the Corporation discontinued the origination of consumer loans through its wholesale lending network (“Consumer Finance”). Consumer Finance’s income and expense have been presented as discontinued operations, and the results of operations and cash flows have been disclosed separately for all periods presented in the Consolidated Statements of Earnings, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements. Prior to this action, the activity of this business comprised the Consumer Finance segment.

The Corporation reported net income of $4,558,000, or $0.27 per diluted share for the three months ended September 30, 2007. Net income for the third quarter of the previous year was $5,673,000, or $0.34 per diluted share. Third quarter 2007 income from continuing operations was $4,824,000, or $0.29 per diluted share compared to third quarter 2006 income from continuing operations of $5,170,000, or $0.31 per diluted share. Included in third quarter 2007 results was $964,000 of merger-related after-tax expenses which equates to a $0.06 per diluted share reduction of income. The Corporation recorded a third quarter 2007 loss from discontinued operations of ($266,000), or $(0.02) per diluted share compared to third quarter 2006 income from discontinued operations of $503,000, or $0.03 per diluted share. Included in third quarter 2007 loss from discontinued operations was $610,000 in pre-tax compensation accruals for terminated associates which equates to $0.02 per diluted share.

For the nine months ended September 30, 2007, net income was $14,517,000, or $0.87 per diluted share compared to net income of $26,939,000, or $1.59 per diluted share for the comparable period of the previous year. Income from continuing operations for the nine month period ended September 30, 2007 was $15,797,000, or $0.95 per diluted share compared to income from continuing operations of $16,166,000, or $0.97 per diluted share for the same period of 2006. For the nine months ended September 30, 2007, the Corporation recorded a loss from discontinued operations of ($1,280,000), or $(0.08) per diluted share compared to income from discontinued operations of $10,773,000, or $0.62 per diluted share for the comparable period of 2006. Included in year-to-date 2007 loss from discontinued operations is a $3,393,000 pre-tax charge to sale of loans revenue and $610,000 in pre-tax compensation accruals for terminated associates; both of which equate to a negative $0.15 per diluted share. Included in 2006 income from discontinued operations was $8,653,000, or $0.50 per diluted share reflecting the sale of the Bank’s Trust operations.

Annualized return on average total assets was 0.85 percent for the three months ended September 30, 2007, compared with 1.07 percent for the same period one year ago.

For the nine months ended September 30, 2007, the Corporation’s annualized return on average total assets was 0.92 percent compared to 1.78 percent for the comparable period of 2006.

        Annualized return on average total equity was 10.05 percent for the three months ended September 30, 2007, compared with 12.71 percent for the same period one year ago. For the nine months ended September 30, 2007, the Corporation’s annualized return on average total equity was 10.78 percent compared to 20.23 percent for the same period one year ago.

Net Interest Income

        This section should also be reviewed in conjunction with the ‘Net Interest Margin’ table presented below.

        Net interest income for the third quarter of 2007 was $18,147,000 compared to $17,579,000 for the third quarter of 2006. Net interest income for the nine months ended September 30, 2007 was $54,513,000, compared with $52,261,000 for the same period of 2006. Net interest margin was 3.63 percent for the third quarter of 2007, compared to 3.60 percent for the third quarter of 2006. In the third quarter 2007, the Bank charged off $2,707,000 of commercial real estate loans and $622,000 of single-family construction loans attributable to one Indiana single-family home builder resulting in an interest charge-off of $137,000. Despite this charge-off, third quarter 2007 net interest margin improved over third quarter 2006 margin primarily due to improved yields in the investment portfolio upon maturity and reinvestment of securities. For the nine months ended September 30, 2007, net interest margin was 3.68 percent compared with 3.73 percent for the same period of 2006. As rates increased in 2006, the Bank’s customers continued to manage their funds more aggressively, choosing higher cost, more rate sensitive products. Until the third quarter 2007 decrease in interest rates, this shift altered the interest rate risk profile of the Corporation’s balance sheet. In addition, the Bank experienced competition in lending spreads resulting in lower earning asset yields. As a result, net interest margin for the first nine months of 2007 was compressed compared to the same period one year earlier. Offsetting the decrease in year-to-date 2007 net interest income from comparable 2006 net interest income was a $737,000 interest recovery on a previously charged off commercial loan.

        Earning assets averaged $1,995,791,000 in the third quarter of 2007, compared with $1,951,544,000 for the same quarter in 2006. For the first nine months of 2007, earning assets averaged $1,978,464,000, compared with $1,867,362,000 for the same period of 2006. The increases in earning assets were primarily due to higher loan balances outstanding. For the three months ended September 30, 2007, loans averaged $1,693,953,000, compared to $1,648,706,000 for the third quarter of 2006. For the nine months ended September 30, 2007, loans averaged $1,677,546,000, compared with $1,572,291,000 for the same period in 2006.

        The following tables provide information on the Corporation’s net interest margin.

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Three Months Ended
	September 30, 2007			September 30, 2006
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$ 5,399	$ 62	4.54%	$ 6,160	$ 82	5.27%
Federal Funds Sold	28,290	372	5.22	28,208	373	5.25
Securities Available for Sale	248,142	2,772	4.47	245,645	2,512	4.09
Other Investments	20,006	234	4.67	22,825	235	4.12
Loans
Commercial	996,939	20,020	7.97	902,375	18,556	8.16
Consumer	451,293	8,146	7.22	473,655	8,579	7.25
Residential Mortgage	245,721	3,311	5.39	272,676	3,576	5.25

Total Loans	1,693,953	31,477	7.37	1,648,706	30,711	7.39

Total Earning Assets	1,995,790	34,917	6.96	1,951,544	33,913	6.92
Other Assets	126,045			119,846

Total Assets	$2,121,835			$2,071,390

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand Deposits	$ 184,345	$ 553	1.19%	$ 178,610	$ 496	1.10%
Savings Deposits	793,890	7,777	3.89	674,274	6,483	3.81
Certificates of Deposit	438,618	5,203	4.71	555,281	6,452	4.61

Total Interest-Bearing Deposits	1,416,853	13,533	3.79	1,408,165	13,431	3.78
Short-Term Borrowings	212,431	2,115	3.95	168,859	1,761	4.14
Federal Home Loan Bank Advances	20,399	279	5.43	22,127	299	5.36
Subordinated Notes	46,987	843	7.18	46,864	843	7.20

Total Interest-Bearing Liabilities	1,696,670	16,770	3.92	1,646,015	16,334	3.94
Non-Interest-Bearing Demand Deposits	211,900			218,170
Other Liabilities	33,405			30,137
Shareholders’ Equity	179,860			177,068

Total Liabilities and Shareholders’ Equity	$2,121,835			$2,071,390

Net Interest Income/Spread		$18,147	3.04%		$17,579	2.98%

Net Interest Margin			3.63%			3.60%

Net Interest Margin
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2007			September 30, 2006
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest-Bearing Due from Banks	$ 3,447	$ 125	4.85%	$ 8,367	$ 305	4.87%
Federal Funds Sold	21,794	867	5.32	14,732	557	5.06
Securities Available for Sale	255,672	8,357	4.36	246,683	7,427	4.01
Other Investments	20,006	713	4.75	25,288	935	4.93
Loans
Commercial	968,407	59,166	8.17	841,129	49,782	7.91
Consumer	453,894	24,448	7.18	465,237	25,050	7.18
Residential Mortgage	255,245	10,262	5.36	265,926	10,218	5.12

Total Loans	1,677,546	93,876	7.48	1,572,292	85,050	7.23

Total Earning Assets	1,978,465	103,938	7.02	1,867,362	94,274	6.74
Other Assets	124,341			117,086

Total Assets	$2,102,806			$1,984,448

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand Deposits	$ 191,643	$ 1,799	1.26%	$ 181,032	$ 1,216	0.90%
Savings Deposits	719,545	20,575	3.82	573,809	14,196	3.31
Certificates of Deposit	480,149	17,095	4.76	523,432	16,953	4.33

Total Interest-Bearing Deposits	1,391,337	39,469	3.79	1,278,273	32,365	3.39
Short-Term Borrowings	219,595	6,648	4.05	183,523	5,383	3.92
Federal Home Loan Bank Advances	19,211	785	5.46	46,998	1,742	4.96
Subordinated Notes	46,957	2,523	7.16	46,833	2,523	7.18

Total Interest-Bearing Liabilities	1,677,100	49,425	3.94	1,555,627	42,013	3.61

Non-Interest-Bearing Demand Deposits	213,426			218,667
Other Liabilities	32,244			32,080
Shareholders’ Equity	180,036			178,074

Total Liabilities and Shareholders’ Equity	$2,102,806			$1,984,448

Net Interest Income/Spread	$54,513		3.08%		$ 52,261	3.13%

Net Interest Margin			3.68%			3.73%

Summary of Loan Loss Experience and Non-Performing Assets

        In the third quarter 2007, the provision for loan losses was $0, compared to $0 for the third quarter of 2006. For the nine months ended September 30, 2007, the provision for loan losses was $0, compared with a negative $1,600,000 for the same period of 2006.

        Net loan charge-offs for the three and nine months ended September 30, 2007 were $5,397,000 and $7,584,000, respectively, compared to $1,302,000 and $2,596,000 for the three and nine months ended September 30, 2006, respectively. Net charge-offs of commercial real estate loans for the three and nine months ended September 30, 2007, totaled $2,707,000, and $2,799,000, respectively, compared with net recoveries of $9,000 and $10,000 for the three and nine months ended September 30, 2006, respectively. Net charge-offs of single-family construction loans for the three and nine months ended September 30, 2007, totaled $825,000, and $823,000, respectively, compared with net charge-offs of $12,000 and net recoveries of $38,000 for the three and nine months ended September 30, 2006, respectively. In the third quarter 2007, the Bank charged off $2,707,000 of commercial real estate loans and $622,000 of single-family construction loans attributable to one Indiana single-family home builder. These charge-offs reflect the customer’s deteriorating financial condition brought on by the recent downturn in the local housing market. Net consumer loan charge-offs for the three and nine months ended September 30, 2007, were $1,563,000 and $3,013,000, respectively, compared with $1,010,000 and $2,089,000 for the three and nine months ended September 30, 2006, respectively.

        At September 30, 2007, the allowance for loan losses to total loans was 1.34 percent compared to 1.82 percent at December 31, 2006 and 2.09 percent at September 30, 2006. The allowance for loan losses to non-performing loans at September 30, 2007 decreased to 91.79 percent compared to 604.22 percent at September 30, 2006 and 232.52 percent at December 31, 2006. The variance from September 30, 2007 to September 30, 2006 is attributable to a $19,018,000 increase in non-performing loans, predominantly as a result of the deterioration in the aforementioned single-family home builder loans, as well as a $12,093,000 decrease in the allowance for loan losses. The variance from September 30, 2007 to December 31, 2006 is attributable to an $11,824,000 increase in non-performing loans and a $5,397,000 decrease in the allowance for loan losses.

Loan Charge-Offs and Recoveries
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	Three Months Ended			Nine Months Ended
	September 30 2007	June 30 2007	September 30 2006	September 30 2007	September 30 2006
Allowance for Loan Losses at Beginning of Period	$28,276	$29,373	$ 36,274	$30,463	$ 39,168
Charge-Offs
Business	306	539	286	1,527	1,239
Commercial Real Estate	2,707	92	—	2,799	—
Single-Family Construction	863	—	—	863	—
Consumer	2,054	1,049	1,462	4,263	3,579
Residential Mortgage	28	47	153	177	408

Total Charge-Offs	5,958	1,727	1,901	9,629	5,226
Recoveries
Business	32	275	147	737	1,089
Commercial Real Estate	—	—	9	—	10
Single-Family Construction	38	2	(12)	40	38
Consumer	491	353	452	1,250	1,490
Residential Mortgage	—	—	3	18	3

Total Recoveries	561	630	599	2,045	2,630

Net Charge-Offs	5,397	1,097	1,302	7,584	2,596
Provision for Loan Losses	—	—	—	—	(1,600)

Allowance for Loan Losses at End of Period	$22,879	$28,276	$ 34,972	$22,879	$ 34,972

Net Charge-Offs to Average Loans (Annualized)	1.26%	0.26%	0.31%	0.60%	0.22%
Allowance for Loan Losses to Loans at End of Period	1.34	1.66	2.09
Allowance for Loan Losses to Non-Performing Loans
at End of Period	91.79	394.59	604.22

        Non-performing loans at September 30, 2007 were $24,925,000, or 1.46 percent of loans, compared with $13,076,000, or 0.77 percent of loans at December 31, 2006, and $5,788,000, or 0.35 percent of loans at September 30, 2006. Non-performing business loans decreased to $1,573,000 at September 30, 2007, compared with $9,774,000 at December 31, 2006, and $1,216,000 at September 30, 2006. Non-performing commercial real estate loans increased to $11,282,000 at September 30, 2007, compared to $932,000 at December 31, 2006, and $2,257,000 at September 30, 2006. Non-performing single-family construction loans increased to $8,159,000 at September 30, 2007 compared to $0 at both December 31, 2006 and September 30, 2006. Consumer and residential non-performing loans totaled $3,911,000 at September 30, 2007, up from $2,370,000 at December 31, 2006, and $2,315,000 at September 30, 2006. The decrease in business non-performing loans is primarily due to the sale of one loan in the first quarter of 2007 with a book value of $7,604,000 resulting in a charge-off of $655,000. The increases in non-accrual commercial real estate and single-family construction non-performing loans primarily reflect the reclassification of loans attributable to one Indiana single-family home builder totaling $13,223,000 after a charge-off of $3,329,000. The increase in accruing past due loans in commercial real estate is a loan to a land development borrower which is in the process of collection and is adequately collateralized.

        The downturn in the new housing market has impacted builders and developers throughout our market. New home sales have slowed necessitating careful expense control by such customers. At September 30, 2007 loans outstanding to single family home builders and land developers totaled $150,244,000.

Non-Performing Assets
First Indiana Corporation and Subsidiaries
(Dollars in Thousands)

	September 30, 2007	December 31, 2006	September 30, 2006
Non-Performing Loans
Non-Accrual Loans
Business	$ 1,052	$ 9,064	$1,190
Commercial Real Estate	5,822	723	—
Single-Family Construction	8,159	—	—
Consumer	1,862	917	1,107
Residential Mortgage	1,613	705	796

Total Non-Accrual Loans	18,508	11,409	3,093

Accruing Loans Past Due 90 Days or More
Business	521	710	26
Commercial Real Estate	5,460	209	2,257
Consumer	322	445	327
Residential Mortgage	114	303	85

Total Accruing Loans Past Due 90 Days or More	6,417	1,667	2,695

Total Non-Performing Loans	24,925	13,076	5,788
Foreclosed Assets	—	25	119

Total Non-Performing Assets	$24,925	$13,101	$5,907

Non-Performing Loans to Loans at End of Period	1.46%	0.77%	0.35%
Non-Performing Assets to Loans
and Foreclosed Assets at End of Period	1.46	0.77	0.35

Non-Interest Income

        Total non-interest income was $5,619,000 for the three months ended September 30, 2007, compared with $5,425,000 for the same period in 2006. For the nine months ended September 30, 2007, total non-interest income was $17,324,000, compared with $16,117,000 for the same period in 2006.

        Deposit charges increased 16.4 percent to $4,840,000 in the third quarter of 2007, compared to $4,159,000 in the third quarter of 2006. For the nine months ended September 30, 2007, deposit charges totaled $14,049,000, as compared with $12,148,000 for the same period in 2006. The increases in deposit charges were primarily due to increases in returned check fees and ATM/Debit Card fees reflecting the adoption of a new fee schedule in the second quarter of 2007.

        Loan fees decreased 50.0 percent to $205,000 in the third quarter of 2007, compared to $410,000 for the same quarter in 2006. For the nine months ended September 30, 2007, loan fees totaled $678,000, as compared to $1,397,000 for the same period of 2006. The decrease in 2007 fees is primarily due to lower construction and commercial loan fees.

        Investment and insurance product sales commissions generated by the Bank’s subsidiary, First Indiana Investor Services, were $348,000 and $978,000, for the three and nine months ended September 30, 2007, respectively, compared with $164,000 and $572,000 for the same periods in 2006. This increase reflects a higher level of 2007 sales and was the result of targeted sales efforts within this product line.

        Other income in the third quarter of 2007 was $226,000 compared to $624,000 in the third quarter of 2006. For the nine months ended September 30, 2007, other income totaled $1,620,000, as compared to $1,849,000 for the same period in 2006. The majority of the other income totals for the periods noted is comprised of earnings on the cash surrender value of life insurance and other consumer loan fees. Decreases in the cash surrender value of bank-owned life insurance during the third quarter and the first nine months of 2007 explain the decrease of other income from comparable 2006 levels. Also included in year-to-date 2007 other income was a $474,000 gain on the sale of land.

Non-Interest Expense

        Non-interest expense for the three months ended September 30, 2007 was $15,701,000, as compared to $14,873,000 for the same period in 2006, an increase of 5.6 percent. Non-interest expense in the third quarter of 2007 included $964,000 of merger-related expenses. For the nine months ended September 30, 2007, non-interest expense totaled $46,146,000 compared with $44,155,000 for the same period of 2006; an increase of 4.5 percent.

        Salaries and benefits expense for the three and nine months ended September 30, 2007 was $8,435,000, and $26,783,000, respectively, compared to $8,355,000 and $25,723,000 for the three and nine months ended September 30, 2006, respectively. Year-to-date 2007 expense is 4.1 percent higher primarily due to increased salary expenses in retail branches and commercial lending. These increased expenses reflect the increased emphasis in 2007 to increase retail deposits (in part through the opening of new retail branches) and commercial loans.

        Net occupancy expense for the three and nine months ended September 30, 2007 was $1,013,000 and $3,184,000, respectively, compared with $975,000 and $2,888,000 for the same periods of 2006. Significant components of this year-to-year increase were additional snow removal expenses in the first quarter 2007 and retail branch building maintenance in the second and third quarters of 2007.

        Equipment expense for the three and nine months ended September 30, 2007 was $1,335,000 and $4,045,000, respectively, compared with $1,401,000 and $4,776,000 for the same periods of 2006. These decreases are largely explained by the core conversion costs recognized during 2006, including a $689,000 core processor contract cancellation fee expensed during the first quarter of 2006.

        Professional services expense for the three and nine months ended September 30, 2007 was $1,790,000 and $3,427,000, respectively, compared with $848,000 and $2,641,000 for the same periods of 2006. These increases are largely explained by $964,000 of merger-related expenses recognized during the third quarter of 2007.

        Marketing expense for the three and nine months ended September 30, 2007 was $620,000 and $1,870,000, respectively, compared with $492,000 and $1,498,000 for the same periods of 2006. These increases reflect a higher level of marketing costs in the first three quarters of 2007 when compared to the same periods one year ago.

        Net expense from other real estate owned (“OREO”) operations in the third quarter of 2007 was $32,000, compared to expense of $39,000 for the same period of 2006. Net revenue from other real estate owned (“OREO”) operations for the nine months ended September 30, 2007 was $340,000, compared to revenue of $146,000 for the same period of 2006. In the first quarter of 2007, the Bank recognized $425,000 in net consumer OREO recoveries. The net revenue amount in year-to-date 2006 results was the result of a first quarter $232,000 gain on the sale of a commercial real estate OREO property.

        Other operating expenses for the three and nine months ended September 30, 2007 were $1,760,000 and $4,948,000, respectively, compared with $1,927,000 and $4,522,000 for the same periods of 2006. The increase in year-to-date 2007 expense when compared to 2006 expense was primarily due to higher check and debit card losses.

Income Tax Expense from Continuing Operations

        Total income tax expense for the three and nine months ended September 30, 2007 was $3,241,000 and $9,894,000, respectively, compared with $2,961,000 and $9,657,000 for the same periods of 2006. The effective tax rates for the three and nine months ended September 30, 2007 were 40.0 percent and 38.4 percent, respectively compared with 36.4 percent and 37.4 percent for the same periods of 2006. The increases in the 2007 third quarter and year-to-date effective tax rates, when compared to effective tax rates in 2006, are primarily due to non-deductible merger-related expenses recognized in the third quarter of 2007.

        The Corporation files income tax returns in the U.S. Federal jurisdiction, as well as various state taxing jurisdictions. The Corporation is subject to Federal income tax examinations by tax authorities for the tax years 2003 through 2006, and generally subject to various state tax examinations for tax years 2000 through 2006. Additionally, as a result of an examination by the Indiana Department of Revenue for the tax years 2003-2005 the Corporation has received a proposed assessment totaling $3,647,000 including interest and penalties of approximately $455,000. The Corporation disagrees with the proposed assessment and it is defending its position. The Corporation believes it is adequately reserved for this expense.

Discontinued Operations

        In the third quarter of 2007 the Corporation discontinued the origination of consumer loans through its wholesale lending network (“Consumer Finance”). Consumer Finance’s income and expense have been presented as discontinued operations, and the results of operations and cash flows have been disclosed separately for all periods presented in the Consolidated Statements of Earnings, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements. Prior to this action, the activity of this business comprised the Consumer Finance segment.

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

Financial Condition

        Total assets at September 30, 2007 were $2,103,915,000, a decrease of $58,198,000 from $2,162,113,000 at December 31, 2006 and a decrease of $42,536,000 from $2,146,451,000 at September 30, 2006.

        Loans outstanding were $1,710,444,000 at September 30, 2007, compared to $1,670,041,000 at December 31, 2006, and $1,674,424,000 at September 30, 2006.

        Commercial loans increased 9.0 percent to $1,021,907,000 at September 30, 2007, compared with $937,827,000 at December 31, 2006, and increased 10.0 percent from $929,330,000 at September 30, 2006. The increases in commercial loans are primarily due to the deliberate and continuing shift in the mix of loans in the Bank’s portfolios, emphasizing credits that match the Corporation’s targeted risk profile, and expansion of the commercial loan portfolio through business development programs.

        Consumer loans outstanding totaled $448,509,000 at September 30, 2007, as compared to $463,527,000 at December 31, 2006 and $471,320,000 at September 30, 2006. The consumer loan portfolio consists primarily of home equity closed-end and line of credit loans. The decreases in consumer loans have resulted as management has narrowed its consumer portfolio focus to locally sourced customer products. In addition, market declines in consumer lending during 2007 have resulted in lower loan originations which, when combined with normal loan principal payment and loan payoffs, result in declining loan balances.

        Residential mortgage loans outstanding at September 30, 2007 totaled $240,028,000, as compared to $268,687,000 at December 31, 2006 and $273,774,000 at September 30, 2006. In the fourth quarter of 2006, the Bank established First Indiana Mortgage, LLC (“First Indiana Mortgage”), a joint venture with Wells Fargo Mortgage. First Indiana Mortgage operates within the Indianapolis marketplace utilizing selected branch offices and offers a wide array of mortgage products to First Indiana clients and prospects. The purpose of this joint venture is to expand and deepen relationships with First Indiana clients and provide products that the Bank is unable to profitably provide. The Bank expects this collaboration to both increase fee income and reduce expenses (primarily related to residential loan originations). First Indiana Mortgage’s activities will reduce the amount of residential mortgages on the balance sheet as the existing portfolio pays down.

        Average total deposits for the third quarter of 2007 were $1,628,753,000 versus average total deposits of $1,586,735,000 for the second quarter of 2007; an increase of 2.6 percent. Commercial savings balance growth was the largest factor in deposit growth for the third quarter, up 36.0 percent, primarily due to one client. Commercial checking and retail savings marginally improved, also, rising 1.9 percent and 0.7 percent, respectively. Retail demand and time products saw contraction in the third quarter, down 4.7 percent and 6.0 percent, respectively. Jumbo time deposits decreased during the quarter, lower by 44.6 percent. The Bank remains committed to expanding its retail branch network as a source for more stable, low cost funds, as well as, maximizing the deposit potential of current branches.

        Borrowed funds totaled $210,626,000 at September 30, 2007, as compared to $253,242,000 at December 31, 2006 and $184,870,000 at September 30, 2006.

Capital

        At September 30, 2007, shareholders’ equity was $180,521,000, or 8.58 percent of total assets, compared with $182,094,000, or 8.42 percent of total assets, at December 31, 2006 and $178,508,000, or 8.32 percent of total assets, at September 30, 2006. The decrease in the equity ratio at September 30, 2007 is due primarily to stock repurchases.

        The Corporation paid quarterly cash dividends of $0.21 per common share in the first, second, and third quarters of 2007, an increase of 5.0 percent over the $0.20 cash dividends paid during each quarter of 2006. The Board of Directors of the Corporation declared on October 17, 2007, a quarterly cash dividend of $0.21 per share of common stock. The cash dividend will be paid December 14, 2007 to shareholders of record as of

December 6, 2007. This is the 84th consecutive quarter First Indiana Corporation has paid a cash dividend.

        On April 19, 2006, the Board of Directors of the Corporation approved the repurchase, from time to time, on the open market of up to 1,000,000 outstanding shares of the Corporation’s common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board’s authorization has no expiration date. During the first quarter of 2007, the Corporation repurchased 325,000 shares of its common stock under this repurchase program. Under the terms of the Merger Agreement with M&I, the Corporation has agreed not repurchase any of its shares under this authorization.

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

        The decrease in the capital ratios of the Corporation and the Bank at September 30, 2007, compared to December 31, 2006 and September 30, 2006, is due to regulatory capital increases from current year earnings primarily being offset by regulatory capital decreases from stock repurchases and quarterly dividends. However, the Bank continues to exceed the capital levels set by FDICIA for a bank to be considered well-capitalized.

        The following table shows the Corporation’s and the Bank’s capital levels and compliance with all capital requirements at September 30, 2007, December 31, 2006 and September 30, 2006.

(Dollars in Thousands)

	Actual		Minimum Capital Adequacy		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2007
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$172,950	8.24%	$ 83,992	4.00%	N/A	N/A
First Indiana Bank, N.A.	177,590	8.47	83,876	4.00	$104,845	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$172,950	9.26%	$ 74,721	4.00%	N/A	N/A
First Indiana Bank, N.A.	177,590	9.52	74,601	4.00	$111,901	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$218,594	11.70%	$149,442	8.00%	N/A	N/A
First Indiana Bank, N.A.	200,904	10.77	149,201	8.00	$186,502	10.00%

December 31, 2006
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$175,348	8.43%	$ 83,209	4.00%	N/A	N/A
First Indiana Bank, N.A.	177,836	8.56	83,089	4.00	$103,862	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$175,348	10.56%	$ 66,412	4.00%	N/A	N/A
First Indiana Bank, N.A.	177,836	10.74	66,256	4.00	$ 99,384	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$218,496	13.16%	$132,824	8.00%	N/A	N/A
First Indiana Bank, N.A.	198,667	11.99	132,511	8.00	$165,639	10.00%

September 30, 2006
Leverage (Tier 1 Capital to Average Assets)
First Indiana Corporation	$171,322	8.29%	$ 82,655	4.00%	N/A	N/A
First Indiana Bank, N.A.	178,141	8.63	82,535	4.00	$103,169	5.00%
Tier 1 Capital to Risk-Weighted Assets
First Indiana Corporation	$171,322	10.05%	$ 68,208	4.00%	N/A	N/A
First Indiana Bank, N.A.	178,141	10.46	68,091	4.00	$102,136	6.00%
Total Capital to Risk-Weighted Assets
First Indiana Corporation	$215,071	12.61%	$136,417	8.00%	N/A	N/A
First Indiana Bank, N.A.	199,594	11.73	136,181	8.00	$170,227	10.00%

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

        In October 2002, the Corporation formed First Indiana Capital Trust I for the purpose of issuing $12,000,000 of trust preferred securities through a private placement. This unconsolidated grantor trust’s sole assets are junior subordinated notes issued by the Corporation. The notes have a stated term of 30 years (October 30, 2032) but may be redeemed at par in part or in full beginning October 30, 2007, and any calendar quarter end date thereafter, subject to approval by the Federal Reserve Board. The notes have a fixed rate of interest of 6.92 percent through October 30, 2007, and a floating rate of interest, reset quarterly, equal to the London interbank offered rate (“LIBOR”) plus 3.35 percent thereafter to maturity. Interest is payable quarterly and the distribution rate of the trust preferred securities is equal to the interest rate of the notes. On October 30, 2007, the Corporation redeemed all of the notes of this trust.

Liquidity

        First Indiana Corporation is a financial holding company and conducts substantially all of its operations through the Bank. The Corporation had no significant assets other than its investment in the Bank and a receivable of $9,278,000 due from the Bank at September 30, 2007.

        The Bank’s primary source of funds is deposits, which totaled $ 1,565,914,000 at September 30, 2007, $1,611,055,000 at December 31, 2006, and $1,671,684,000 at September 30, 2006. The Bank also relies on advances from the Federal Home Loan Bank of Indianapolis, repurchase agreements, loan payments, loan payoffs, and the sale of loans as sources of funds. Although the Bank continues to rely on deposits as its chief source of funds, the use of borrowed funds, including FHLB advances, continues to be an important component of the Bank’s liquidity. Scheduled loan payments are a relatively stable source of funds, but loan payoffs, the sale of loans, and deposit inflows and outflows fluctuate, depending on interest rates and economic conditions. However, management does not expect any of these fluctuations to occur in amounts that would affect the Corporation’s ability to meet consumer demand for liquidity or regulatory liquidity requirements.

        The Bank’s primary use of funds is loans, which totaled $ 1,710,444,000 at September 30, 2007, $ 1,670,041,000 at December 31, 2006, and $ 1,674,424,000 at September 30, 2006. In addition, the Bank invests in short-term investments and securities available for sale.

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

        The Corporation uses a model that measures interest rate sensitivity to determine the impact on net interest income of immediate and sustained upward and downward movements in interest rates. Incorporated into the model are assumptions regarding the current and anticipated interest rate environment, estimated prepayment rates of certain assets and liabilities, forecasted loan and deposit originations, contractual maturities and renewal rates on certificates of deposit, estimated borrowing needs, expected repricing spreads on variable-rate products, and contractual maturities and repayments on lending and investment products. The model incorporates interest rate sensitive instruments that are held to maturity or available for sale. The Corporation has no trading assets. Based on the information and assumptions in effect at September 30, 2007, the model forecasts that a 100 basis point increase in interest rates over a 12-month period would result in a 1.71 percent increase in net interest income while a 100 basis point decrease in interest rates would result in a 3.05 percent decrease in net interest income. Because of the numerous assumptions used in the computation of interest rate sensitivity, and the fact that the model does not assume any actions ALCO could take in response to the change in interest rates, the model forecasts may not be indicative of actual results.

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

        At September 30, 2007, First Indiana’s six-month and one-year cumulative gap stood at a negative 0.11 percent and a negative 2.04 percent, respectively, of total interest-earning assets. This negative gap means that 0.11 percent and 2.04 percent of First Indiana’s liabilities will reprice within six months and one year, respectively, without a corresponding repricing of earning assets. This compares with a negative six-month gap of 1.18 percent and a negative one-year gap of 2.46 percent at December 31, 2006. The decrease of the six month cumulative negative gap at September 30, 2007 from the gap at December 31, 2006 is primarily the result of growth in commercial loans repricing within six months.

        The following table shows First Indiana’s interest rate sensitivity at September 30, 2007 and December 31, 2006.

(Dollars in Thousands)

	Rate	Balance	Percent of Total	Within 180 Days	Over 180 Days to One Year	Over One Year to Five Years	Over Five Years
Interest-Earning Assets
Interest-Bearing Due from Banks	5.00%	$ 2,458	0.13%	$ 2,458	$ —	$ —	$ —
Federal Funds Sold	4.75	1,500	0.08	1,500	—	—	—
Securities Available for Sale	4.88	228,679	11.65	123,759	33,912	72,753	(1,745)
Other Investments	4.40	20,006	1.02	—	—	—	20,006
Loans (1)
Business	7.57	647,908	32.99	490,842	17,570	139,496	—
Commercial Real Estate	7.96	228,086	11.62	174,932	1,540	35,993	15,621
Single-Family Construction	8.15	145,913	7.43	145,913	—	—	—
Consumer	7.00	448,509	22.85	189,397	21,144	125,066	112,902
Residential Mortgage	5.39	240,028	12.23	35,348	38,069	145,982	20,629

	6.91	$1,963,087	100.00%	1,164,149	112,235	519,290	167,413

Interest-Bearing Liabilities
Deposits
Demand Deposits (2)	0.49	$ 177,106	10.61%	15,398	—	—	161,708
Savings Deposits (2)	3.52	747,380	44.76	700,578	1,200	9,600	36,002
Certificates of Deposit under $100,000	4.67	293,066	17.55	113,383	98,941	80,690	52
Certificates of Deposit $100,000 or Greater	4.80	126,505	7.58	53,792	37,709	35,004	—

	3.49	1,344,057	80.50	883,151	137,850	125,294	197,762

Borrowings
Short-Term Borrowings	3.39	210,626	12.61	210,626	—	—	—
FHLB Advances	5.02	68,080	4.08	60,000	—	1,498	6,582
Subordinated Notes	7.15	46,998	2.81	12,476	12,278	—	22,244

	3.64	1,669,761	100.00%	1,166,253	150,128	126,792	226,588

Net - Other (3)		293,326		—	—	—	293,326

Total		$1,963,087		1,166,253	150,128	126,792	519,914

Rate Sensitivity Gap				$ (2,104)	$(37,893)	$392,498	$(352,501)

September 30, 2007 - Cumulative Rate Sensitivity Gap				$ (2,104)	$(39,997)	$352,501

Percent of Total Interest-Earning Assets				-0.11%	-2.04%	17.96%

December 31, 2006 - Cumulative Rate Sensitivity Gap				$ (23,880)	$(49,776)	$402,646

Percent of Total Interest-Earning Assets				-1.18%	-2.46%	19.88%

(1)	The distribution of fixed-rate loans and mortgage-backed securities is based upon contractual maturity and scheduled contractual repayments adjusted for estimated prepayments. The distribution of adjustable-rate loans is based on the earliest repricing date for each loan.
(2)	A portion of these deposits has been included in the Over Five Years category to reflect management’s assumption that these accounts are not rate-sensitive. This assumption is based upon the historical trends on these types of deposits experienced through periods of significant increases and decreases in interest rates with minimal changes in rates paid on these deposits. The rates represent a blended rate on all deposit types in the category.
(3)	Net - Other is the excess of non-interest-bearing liabilities and shareholders’ equity over non-interest-earning assets.

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

ISSUER PURCHASES OF FIRST INDIANA COMMON STOCK SECURITIES

Period	Total Number of Shares (or Units) Purchased (1) (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2007 to July 31, 2007	579	$22.08	579	474,421

August 1, 2007 to August 31, 2007	—	$ —	—	474,421

September 1, 2007 to September 30, 2007	415	$31.33	415	474,006

Total	994	$25.94	994	474,006

(1)	Shares of common stock are purchased by the Corporation in the open market and held in trust for certain of the Corporation’s Directors under the Director’s Deferred Fee Plan described in the Corporation’s Proxy Statement. In the third quarter of 2007, 994 shares were purchased under this plan.
(2)	On April 19, 2006, the Board of Directors of the Corporation approved the repurchase, from time to time, on the open market of up to 1,000,000 outstanding shares of the Corporation’s common stock. The Board provided for the repurchase of shares to begin at any time and terminated all prior unfulfilled share repurchase programs. The Board’s authorization has no expiration date. Under the terms of the Merger Agreement with M&I, the Corporation has agreed not repurchase any of its shares under this authorization.
(3)

Item 5. Other Information

        This Quarterly Report contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Expectations reflected in the Corporation’s forward-looking statements are also necessarily affected by whether the proposed Merger with M & I occurs and the timing of any such Merger. Risks and uncertainties that could cause actual results to differ materially or that could affect the timing or circumstances of the merger, include, without limitation, a material increase in consumer loans which are resold to the Bank by investors; changes in interest rates, prepayment activity, loan sale volumes, charge-offs and loan loss provisions; general economic conditions, either nationally or in Indiana; failure to attract and retain a sufficient amount of loans and deposits at acceptable spreads; receipt of regulatory approvals without unexpected delays or conditions; delay in or inability to execute strategic initiatives designed to grow revenues and/or reduce expenses; the retention of key employees and customers; new or existing litigation; losses, customer bankruptcy, claims and assessments; new legal obligations or restrictions; changes in accounting, tax, or regulatory practices or requirements. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements or that could affect the timing or circumstances of the merger, is available in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and subsequent filings with the United Stated Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at http://www.sec.gov or on the Corporation’s web site at http://www.FirstIndiana.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

        There have been no material changes to the procedures by which security holders may recommend nominees to First Indiana’s Board of Directors since First Indiana’s last disclosure with respect to such procedures.

Item 6. Exhibits

3.1	Articles of Incorporation of First Indiana Corporation, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-K filed on March 12, 2001.

3.2	Amended and Restated Bylaws of First Indiana Corporation, as amended October 17, 2007.

10.1	Agreement and Plan of Merger dated July 8, 2007, among Marshall & Ilsley Corporation, FIC Acquisition Corporation and First Indiana Corporation, incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed July 9, 2007.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Indiana Corporation

November 2, 2007	/s/ Robert H. Warrington
Robert H. Warrington
President and Chief Executive Officer
(Principal Executive Officer)

November 2, 2007	/s/ William J. Brunner
William J. Brunner
Chief Financial Officer
(Principal Financial Officer)

